Form 10-K/A
period 1995-12-31
PROFESSIONAL LEASE MANAGEMENT INCOME FUND I LLC
filed 1996-05-08
CIK 928956

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                     Initial
                              --------------------
                                   FORM 10-K/A


         [X]      Annual  Report   Pursuant  to  Section  13  or  15(d)  of  the
                  Securities Exchange Act of 1934 For the fiscal year ended December 31, 1995.

         [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the transition period from                  to

                       Commission file number 33-83216-01
                             -----------------------



               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
             (Exact name of registrant as specified in its charter)


             Delaware                                          94-3209289
  (State or other jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                           Identification No.)

  One Market, Steuart Street Tower
    Suite 900, San Francisco, CA                               94105-1301
(Address of principal executive offices)                       (Zip code)


        Registrant's telephone number, including area code (415) 974-1399
                             -----------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Aggregate Market Value of Voting Stock:  N/A

An index of exhibits filed with this Form 10-K is located at page 34.

Total number of pages in this report:  37.

                                     PART I
ITEM 1.  BUSINESS

(A)  Background

Professional Lease Management Income Fund I, L.L.C., a Delaware Limited Liability Company (Fund I or the Company) was formed on August 22, 1994, to purchase, lease, charter, or otherwise invest in, a diversified portfolio of long-lived, low obsolescence capital equipment that is transportable by and among prospective users (the Equipment). The securities represent limited liability company interests (the Class A Units) which are offered to the public. The Company's offering became effective on January 23, 1996. PLM Financial Services, Inc. (FSI) is the Manager of the Company and is the initial Class B Member. The purchase price of the Class A Units is $20.00 per Class A Unit. A minimum of 75,000 Class A Units and an anticipated maximum of 5,000,000 Class A Units will be offered.

The primary objectives of the Company are:

     (i)Investment in and leasing of capital equipment: to invest in a diversified leasing portfolio of low obsolescence Equipment having long lives and high residual values, at prices that the Manager believes to be below inherent values and to place the Equipment on lease or under other contractual arrangements with creditworthy lessees and operators of Equipment;

     (ii) Safety through diversification: to create a significant degree of safety relative to other equipment leasing investments through the purchase of a diversified Equipment portfolio. This diversification may reduce the exposure to market fluctuations in any one sector. The purchase of used long-lived, low obsolescence Equipment typically at prices which are substantially below the cost of new equipment should also reduce the impact of economic depreciation and may create the opportunity for appreciation in certain market situations, where supply and demand return to balance from oversupply conditions;

while providing:

     (iii) Cash distributions: to generate cash distributions, which may be substantially tax-deferred (i.e., distributions which are not subject to current taxation) during the early years of the Company, to investors beginning in the month after the minimum number of Class A Units are sold in such Company, a portion of which may represent a return of an investor's investment; and

     (iv)Growth potential through reinvestment: to increase the Company's revenue base by reinvesting a portion of its operating cash flow in additional Equipment in order to grow the size of its portfolio. Since net income and distributions are affected by a variety of factors, including purchase prices, lease rates and costs and expenses, growth in the size of the Company's portfolio does not mean that in all cases the Company's aggregate net income and distributions will increase upon the reinvestment of operating cash flow.

     At December 31, 1995, the Company had received $62,887,260 (3,144,363 units) in Class A subscriptions. As of December 31, 1995, the Fund admitted $56,627,760 (2,831,388) Class A Units. As of March 6, 1996, the Fund had received a total of $76,659,540 (3,832,977) Class A Units, and had admitted $76,588,640 (3,829,432) Class A Units. As of April 13, 1995, the Company had accepted subscription agreements for 79,408 Class A Units ($1,588,160) thereby meeting the minimum subscriptions of 75,000 Class A Units, exclusive of subscriptions from Pennsylvania residents, needed for release of funds from escrow.

     Between the eighth and tenth years of operations of the Company, the Manager intends to begin the dissolution and liquidation of the Company in an orderly fashion, unless the Company is terminated earlier upon sale of all of the equipment or by certain other events. However, under certain circumstances, the term of the Company may be extended. In no event will the Company extend beyond December 31, 2010.

     Table 1, below, lists cumulative offering proceeds, the cost of equipment in the Company's portfolio, and the cost of investments in unconsolidated special purpose entities, at December 31, 1995:

                                                      TABLE 1

Use of proceeds (through December 31, 1995)

Total gross offering proceeds:                                   $   56,627,760

Equipment purchases:
Units                Type                                           Manufacturer                         Cost
- ----------------------------------------------------------------------------------------------------------------------
Equipment held for operating leases:

     1  Bulk carrier marine vessel                  Hitachi Shipbuilding & Engineering Co.          $   12,256,532
     1  737 Commercial aircraft                     Boeing                                               4,000,000
   245  Boxcars                                     Various                                              4,951,450
   314  Tank cars                                   Various                                              8,160,940
   450  Piggyback Trailers                          Various                                              6,771,028
                                                                                                   -------------------

        Total equipment                                                                             $   36,139,950<F2>
                                                                                                   ===================
Investments in unconsolidated special purpose entities:

   .33  Two trusts consisting of:                   Boeing
          Three 737-200A Stage II
             commercial aircraft                    Boeing                                               9,003,825<F1>
          Two aircraft engines                      Pratt Whitney                                          373,296<F1>
          Portfolio of rotable components           Various                                                621,879<F1>
   .14  Trust consisting of seven 737-200A
          Stage II commercial aircraft              Boeing                                               4,300,000
                                                                                                   -------------------

        Total investments                                                                           $   14,299,000
                                                                                                   ===================

<F1> Jointly owned by Fund I and affiliated partnerships.

<F2> Includes costs capitalized, subsequent to the date of purchase.



     The equipment is generally leased under operating leases for a term of one to six years.

     The lessees of the equipment include, but are not limited to: Canadian Airlines, Transportation Airline Portugal, and Norfolk Southern. As of December 31, 1995, all of the equipment was on lease.

(B)  Management of Company Equipment

The Company has entered into an equipment management agreement with PLM Investment Management, Inc. (IMI), a wholly-owned subsidiary of FSI, for the management of equipment. IMI agreed to perform all services necessary to manage the transportation equipment on behalf of the Company and to perform or contract for the performance of all obligations of the lessor under the Company's leases. In consideration for its services and pursuant to the Operating Agreement, IMI will be entitled to a monthly management fee. (See Financial Statements, Notes 1 and 2).

(C)  Competition

(1)  Operating Leases vs. Full Payout Leases

Generally, the equipment owned by the Company is leased out on an operating lease basis wherein rents owed during the initial noncancelable term of the lease are insufficient to recover the purchase price of the equipment. The short to mid-term nature of operating leases generally command a higher rental rate than longer term, full payout leases and offers lessees relative flexibility in their equipment commitment. In addition, the rental obligation under an operating lease need not be capitalized on the lessee's balance sheet.

     The Company encounters considerable competition from lessors utilizing full payout leases on new equipment, i.e., leases which have terms equal to the expected economic life of the equipment. Full payout leases are written for longer terms and for lower monthly rates than the Company offers. While some lessees prefer the flexibility offered by a shorter term operating lease, other lessees prefer the rate advantages possible with a full payout lease. Competitors of the Company may write full payout leases at considerably lower rates, or larger competitors with a lower cost of capital may offer operating leases at lower rates, and as a result, the Company may be at a competitive disadvantage.

(2)  Manufacturers and Equipment Lessors

The Company also competes with equipment manufacturers who offer operating leases and full payout leases. Manufacturers may provide ancillary services which the Company cannot offer, such as specialized maintenance service (including possible substitution of equipment), training, warranty services, and trade-in privileges.

     The Company competes with many equipment lessors, including ACF Industries, Inc. (Shippers Car Line Division), General Electric Railcar Services Corporation, Greenbrier Leasing Company, Polaris Aircraft Leasing Corp., GPA Group Plc, and other limited partnerships which lease the same types of equipment.

(D)  Demand

The Company invests in transportation-related capital equipment.

The following describe the markets for the Company's equipment:

(1)  Commercial Aircraft

International airlines are expected to post an aggregate $5.7 billion profit for 1995, an indication that the world air transport industry made a dramatic turnaround during the year.(3) While U.S. air traffic growth slowed during 1995, capacity levels decreased, resulting in higher load factors, lower unit costs, and improved yields. Worldwide, airlines took delivery of 517 commercial jets, the lowest number since 1988. A continuing decrease in 1996 deliveries is expected to improve the supply-demand balance.(4)

     Several factors have favorably impacted the market for "second generation" commercial jets, the type owned by the Company, including Boeing 737-200s. In addition to fewer deliveries, the new generation of narrowbody aircraft has as yet failed to produce any significant savings in carriers' direct operating costs, and there are clear indications of further carrier consolidation within the U.S. and European markets. These trends, expected to continue through 1996, have led to increases in demand, rental rates, and market values for "second generation" commercial aircraft.

     The Company owns predominantly aircraft that are affected by the FAA regulatory requirements. However, this equipment is on leases in foreign markets and has been commanding lease rates higher than those available in the U.S.

(2)  Aircraft Engines

Most airlines maintain an inventory of spare engines in order to minimize aircraft downtime due to engine maintenance and overhaul requirements.

     Although Stage II engines do not meet future U.S. and European noise regulations, those owned by the Company are the most advanced Stage II engines produced, compatible with all models of Boeing 727, 737-200, and McDonnell Douglas DC-9-30 series aircraft. The resurgence in demand for narrowbody aircraft in the U.S. and Europe has favorably impacted lease rates and values for these Stage II engines.

(3)  Source:  January 1996 issue, Air Transport World

(4)  Source:  February 1996 issue, Air Transport World

(3)  Aircraft Rotables

Aircraft rotables are a predetermined quantity of replacement spare parts held by airlines as inventory. They can be removed from an aircraft or engine, overhauled, and then recertified and refitted to the aircraft in "as-new" condition. Rotables carry specific identification numbers and can thus be individually tracked. They include landing gear, certain engine components, avionics, auxiliary power units, replacement doors, control surfaces, pumps, valves, and other similar equipment. The useful life of a rotable is usually measured in terms of either time in service or number of takeoffs and landings (cycles). While specific guidelines apply to rotables for the length of time or number of cycles between overhauls, there is no preset limit to the number of times a rotable can be overhauled and recertified. In practice, a component will be overhauled until the cost to do so exceeds its replacement cost. Airlines are expected to continue utilizing off-balance sheet financing such as sale-leasebacks and inventory pooling arrangements to finance spare parts inventories.

(4)  Railcars

Nearly all the major railroads reported substantial revenue increases during 1995. As additional industry consolidation is expected in 1996, these mergers should produce further operating efficiencies leading to continued increases in revenues and profits.(5) Car loadings rose approximately 3% during 1995 with chemicals, metals, and grain experiencing the largest gains.(6) Car demand for liquefied petroleum gas and liquid fertilizer service was also strong throughout the year.

     The Company's fleet experienced almost 100% utilization during 1995. The few cars out of service were undergoing scheduled maintenance or repair. The Manager believes rates are at the top of the cycle for all types of cars owned by the Company. With demand continuing high, rental rates for most types of cars owned by the Company are expected to remain relatively strong during 1996.

     On the supply side, industry experts predict 60,853 new car builds and 34,353 retirements for a net gain of about 2.2% in the total U.S. fleet during 1996. While car builders are still busy, orders are not coming in as rapidly as in the last two years, so it is likely additions will not significantly outpace retirements this year.(7)

(5)  Marine Vessel

The Company's vessel operates primarily in pooled vessel operations. In contrast to longer-term, fixed-rate time charter or bareboat charters, this operating approach provides greater flexibility in response to changes in demand and, the Manager believes, has the potential to achieve a higher average return over the period the vessel is owned.

     Over the first half of 1995, freight rates for small to medium-sized dry bulk vessels, the type owned by the Company, continued the improvement begun in late 1994. The Baltic Freight Index (an industry standard index for dry freight rates) hit an all-time high in May 1995. Although this index later declined, it ended 1995 at a level slightly higher than the year before. In 1996, freight rates are expected to hold at current levels, with some improvement possible over the latter half of the year. On the supply side, newbuilding orders for the classes of vessels owned by the Company are at nearly the same levels as in 1995. On a long-term basis, the level of scrappings and retirements will be influenced by market freight rates which are not expected to grow at more than a moderate level. Another factor which affects the volume of newbuilding is government subsidy policies, particularly in those countries which are members of the Organization for Economic Co-Operation and Development (OECD). While the OECD nations did not come to a firm agreement regarding ship building subsidies in 1995, it appears that in 1996 and beyond, subsidies should decline, reducing newbuilding levels.


(5)  Source:  Railway Age -- December 1995.

(6)  Source:  The Journal of Commerce -- November 7, 1995.

(7) Source: Progressive Railroading -- April 1996 and Railway Progress Institute -- Annual Report & Membership Directory

(6)  Intermodal Trailers

After three robust years, growth in the intermodal trailer market was flat in 1995. This lack of growth resulted from several factors including a lackluster domestic economy, environmental issues, the peso devaluation, a new teamsters agreement allowing more aggressive pricing, and consolidation among U.S. railroads. Industry experts believe these factors may lead to an improved balance in supply and demand and encourage suppliers to retire older, obsolete equipment in 1996. The Company's piggyback trailer fleet, with an average age of one year compared to the industry norm of 10 years, experienced better utilization than that of its competitors, averaging near 80% during 1995. Expansion and utilization levels in the intermodal market are anticipated to improve in 1996 and trailer loadings are expected to increase 3-4% per year throughout the rest of the decade.

(E)  Government Regulations

The use, maintenance, and ownership of equipment is regulated by federal, state, local and/or foreign governmental authorities. Such regulations may impose restrictions and financial burdens on the Company's ownership and operation of equipment. Changes in government regulations, industry standards, or deregulation may also affect the ownership, operation, and resale of the equipment. Substantial portions of the Company's equipment portfolio are either registered or operated internationally. Such equipment may be subject to adverse political, government, or legal actions, including the risk of expropriation or loss arising from hostilities. Certain of the Company's equipment is subject to extensive safety and operating regulations which may require the removal from service or extensive modification of such equipment to meet these regulations at considerable cost to the Company. Such regulations include (but are not limited to):

     (1) the U.S. Oil Pollution Act of 1990 (which established liability for operators and owners of vessels, mobile offshore drilling units, etc. that create environmental pollution);

     (2) the U.S. Department of Transportation's Aircraft Capacity Act of 1990 (which limits or eliminates the operation of commercial aircraft in the U.S. that do not meet certain noise, aging, and corrosion criteria);

     (3) the Montreal Protocol on Substances that Deplete the Ozone layer and the U.S. Clean Air Act Amendments of 1990 (which call for the control and eventual replacement of substances that have been found to cause or contribute significantly to harmful effects on the stratospheric ozone layer and which are used extensively as refrigerants in refrigerated marine cargo containers, over-the-road trailers, etc.);

     (4) the U.S. Department of Transportation's Hazardous Materials Regulations (which regulate the classification of and packaging requirements for hazardous materials and which could apply particularly to the Company's tank cars).

ITEM 2.  PROPERTIES

     The Company neither owns nor leases any properties other than the equipment it has purchased for leasing purposes. At December 31, 1995, the Company owned a portfolio of transportation equipment as described in Part I, Table 1. The Company intends to acquire additional equipment in 1996 with the proceeds of the Company offering.

     The Company maintains its principal office at One Market, Steuart Street Tower, Suite 900, San Francisco, California 94105-1301. All office facilities are provided by FSI without reimbursement by the Company.

ITEM 3.  LEGAL PROCEEDINGS

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's limited partners during the fourth quarter of its fiscal year ended December 31, 1995.

                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S EQUITY AND RELATED UNITHOLDER MATTERS

Pursuant to the terms of the Operating Agreement, the Manager is generally entitled to a 1% interest in the profits and losses and 15% of Cash Available for Distributions of the Company. After the investors receive cash distributions equal to their original Capital Contributions the Manager's interest will increase to 25%. The Manager is the sole holder of such interests. Gross income in each year of the Company will be specially allocated to the Manager in the amount equal to the lesser of (i) the deficit balance, if any, in the Manager's capital account calculated under generally accepted accounting principles using the straight-line method of depreciation, and (ii) the deficit balance, if any, in the Manager's capital account calculated under Federal income tax regulations. The remaining interests in the profits and losses and distributions of the Company are owned as of December 31, 1995, by approximately 3,094 holders of Units in the Company.

     There are several secondary markets in which limited Company units trade. Secondary markets are characterized as having few buyers for limited Company interests and, therefore, generally are viewed as inefficient vehicles for the sale of Company units. There is presently no public market for the Units and none is likely to develop. To prevent the Units from being considered "publicly traded" and, thereby, to avoid taxation of the Company as an association treated as a corporation under the Internal Revenue Code, the Units will not be transferable without the consent of the Manager, which may be withheld in its absolute discretion. The Manager intends to monitor transfers of Units in an effort to ensure that they do not exceed the number permitted by certain safe harbor rules promulgated by the Internal Revenue Service.

ITEM 6.  SELECTED FINANCIAL DATA

Table 2, below, lists selected financial data for the Company:

                                     TABLE 2

                  For the year ended December 31, 1995, and for
                   the period from inception (August 22, 1994)
                              to December 31, 1994


                                                                                       1995           1994
                                                                                 -----------------------------

  Operating results:
  Total revenues                                                                  $   4,149,484      $   --
    Net gain (loss) on disposition of
      equipment                                                                          24,593          --
    Net loss                                                                           (617,991)         --

  At year-end:
    Total assets                                                                  $  62,719,980      $  100
    Total liabilities                                                                 1,318,256          --

  Cash distributions                                                              $   1,302,566      $   --

  Cash distribution which represent
     a return of capital                                                          $   1,179,332      $

  Per Class A unit:

  Net loss                                                                           Various,          N/A
  Cash distributions                                                               according to        N/A
                                                                                     interim
  Cash distributions which represent                                                 closings
    a return of capital                                                                                N/A



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Management's Discussion and Analysis of Financial Condition and Results of Operations relates to the Financial Statements of Professional Lease Management Income Fund I, L.L.C. (the Company). The following discussion and analysis of operations focuses on the performance of the Company's equipment in various sectors of the transportation industry, and its effect on the Company's overall financial condition.

The analysis is organized in the following manner:

     - Results of Operations - Year Over Year Summary and Factors Affecting Performance
     -  Financial Condition - Capital Resources, Liquidity, and Distributions
     -  Outlook for the Future

(A)  Results of Operations

(1)  Year over Year Summary

The Company is in the initial equity-raising stage. The Company commenced significant operations in May 1995. As of December 31, 1995, the Company had purchased and placed into service $50.4 million of equipment (see Financial Statements Note 3). Of the acquisitions, $14.3 million represents partial interests in aircraft, engines and rotables purchased by the Company which have been placed in special purpose entities for ownership purposes. All of these purchases were completed with a combination of unrestricted cash, interim financing, and an advance from an affiliate of the Manager. The nine day advance from the Manager was repaid (including interest at commercial loan rates) in July of 1995. Revenues of $4.1 million were generated during 1995. Expenses of $4.8 million for 1995 consisted primarily of depreciation expense, using the double-declining balance method, and normal operating costs incurred as equipment is being purchased and placed in service.

     The Company's performance during 1995 is not necessarily indicative of future periods.

     The Manager continues to offer Units in the Company. All equipment purchased by the Company was on lease at December 31, 1995.

(2)  Factors Affecting Performance

(a)  Re-leasing Activity and Repricing Exposure to Current Economic Conditions.

The exposure of the Company's equipment portfolio to re-pricing risk occurs whenever the leases for the equipment expire or are otherwise terminated and the equipment must be remarketed. Major factors influencing the current market rate for transportation equipment include supply and demand for similar or comparable types or kinds of transport capacity, desirability of the equipment in the lease market, market conditions for the particular industry segment in which the equipment is to be leased, overall economic conditions both domestically and worldwide, various regulations concerning the use of the equipment, and others. The equipment portfolio owned by the Company at December 31, 1995 has a weighted average lease term of greater than 36 months, and experienced no re-pricing exposure for the year ended December 31, 1995.

(b)  Investment Risk During Offering Phase

Investment risk during the offering phase of Company operations occurs when the Company cannot deploy available equity for purchases in a timely manner either due to the lack of availability of equipment that meets the criteria of the Manager's Credit Review Committee, or to the lack of equity or financing sources available to fund the purchase of such equipment.

     During 1995, the Company acquired one marine vessel for $12.3 million , one commercial aircraft for $4.0 million, 450 piggyback trailers for $6.8 million, 314 tank cars for $8.2 million (which includes $0.1 million in capital improvements), 245 boxcars for $5.0 million, a 14% beneficial interest in a trust which own seven Boeing 737-200A aircraft for $4.3 million, and a one-third beneficial interest (33.33%) in two trusts (the Trusts) which own three 1983 Boeing 737-200A aircraft, equipped with Pratt & Whitney JT8D-17A engines, two spare Pratt & Whitney JT8D-17A engines and a rotables package for $10.0 million. The remaining partial interests are owned by affiliated partnerships. These purchases were completed with a combination of interim financing, available unrestricted cash and an advance from an affiliate of the Manager. The nine day advance from the Manager was repaid (including interest at commercial loan rates) in July of 1995.

     The Company has approximately $11 million in equity available for purchases that has not been specified for the acquisition of any particular equipment.

(c)  Equipment Valuation

In March 1995, the Financial Accounting Standards Board (FASB) issued statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121). This standard is effective for years beginning after December 15, 1995. The Company adopted SFAS 121 during 1995, the effect of which was not material as the method previously employed by the Company was consistent with SFAS 121. In accordance with SFAS 121, the Company reviews the carrying value of its equipment at least annually in relation to expected future market conditions for the purpose of assessing the recoverability of the recorded amounts. If projected undiscounted cash flows (future lease revenue plus residual values) are less than the carrying value of the equipment, the equipment is written down to the estimated fair value. No adjustments to reflect impairment of individual equipment carrying values were required for the year ended December 31, 1995.

     As of December 31, 1995, the Manager estimates the current fair market value of the Company's equipment portfolio to be approximately $50.7 million.

(B)  Financial Condition - Capital Resources, Liquidity, and Distributions

The Manager has entered into a joint $25 million credit facility (the Committed Bridge Facility) on behalf of the Company, PLM Equipment Growth Fund II, PLM Equipment Growth Fund III, PLM Equipment Growth Fund IV, PLM Equipment Growth Fund V, PLM Equipment Growth Fund VI, and PLM Equipment Growth & Income Fund VII, all affiliated Partnerships, and TEC Acquisub, Inc. (TECAI), an indirect wholly-owned subsidiary of the Manager, which may be used to provide interim financing of up to (i) 70% of the aggregate book value or 50% of the aggregate net fair market value of eligible equipment owned by an affiliate plus (ii) 50% of unrestricted cash held by the borrower. The Committed Bridge Facility became available to the above mentioned Partnerships on December 20, 1993, and became available to the Company on May 8, 1995 and was amended and restated on September 27, 1995 to expire on September 30, 1996. The Committed Bridge
Facility also provides for a $5 million Letter of Credit Facility for the eligible borrowers. Outstanding borrowings by the Company, TECAI or PLM Equipment Growth Funds II through VII reduce the amount available to each other under the Committed Bridge Facility. Individual borrowings may be outstanding for no more than 179 days, with all advances due no later than September 30, 1996. The Committed Bridge Facility prohibits the Company from incurring any additional indebtedness. Interest accrues at either the prime rate or adjusted LIBOR plus 2.5% at the borrower's option and is set at the time of an advance of funds. To the extent the Company is unable to raise sufficient capital through the sale of interests to repay its portion of the Committed Bridge Facility, the Company will continue to be obligated under the Committed Bridge Facility until the Company generates proceeds from operations or the sale of Equipment sufficient for repayment. Borrowings by the Company are guaranteed by the Manager. As of December 31, 1995, neither the Company, Partnerships, nor TECAI had any outstanding borrowings under the Committed Bridge Facility.

     As of December 31, 1995, the Company had entered into a commitment to purchase a 50% ownership in a marine vessel for $3.8 million (the remaining interest of this marine vessel will be owned by an affiliated partnership). The Company has signed a Memorandum of Agreement to purchase the vessel and lodged a deposit of $0.4 million with the current owners. The total amount of the deposit is included in this balance sheet as equipment acquisition deposits. The Company received delivery of this equipment during March 1996. Subsequent to year-end, the Company purchased 50 new refrigerated trailers for $1,850,000, and a Boeing 737-200A aircraft equipped with Pratt & Whitney JT8D-17A jet engines from Canadian Airlines for a purchase price of $5,610,000. The Company used existing cash for the purchase of these assets. The Company relies on operating cash flow to meet its operating obligations, make cash distributions to Class A and B Unitholders, and grow the Company's equipment portfolio through reinvestment of any remaining surplus cash available in additional equipment.

     For the year ended December 31, 1995, the Company generated sufficient operating income to meet its operating obligations and pay distributions to those Class A and B Unitholders who have become members of the Company.

     On a short term basis the  existing  portfolio  of  equipment is capable of
generating   sufficient  cash  flow  to  meet  operating   obligations  and  pay
distributions.

     In the long term, equity raised will be used to increase the equipment portfolio which will continue to generate sufficient cash flow to meet operating obligations and pay distributions.

(C)  Outlook for the Future

Several factors may affect the Company's operating performance in 1996 and beyond, including changes in the markets for the Company's equipment and changes in the regulatory environment in which the equipment operates.

(1)  Investment Risk

The Company is in its offering phase, and by December 31, 1995, has sold approximately 63% of the maximum of 5,000,000 Class A Units offered in the Offering Prospectus dated January 24, 1995 (the Prospectus). The size of the Company's initial equipment portfolio is subject to total equity raised, and any borrowings obtained by the Manager on behalf of the Company for the acquisition of equipment. (Permanent borrowings obtained by the Manager are anticipated to be limited to approximately 20% of the aggregate cost of the equipment at the time any such borrowings are originated). While the Company has already achieved its minimum offering size, it cannot predict with certainty that it will sell all Class A Units offered in the Prospectus. Should the Company not be successful in selling all the Class A Units, the initial equipment portfolio may be smaller than originally anticipated.

     The Manager had identified approximately $15 million of equipment for acquisition by the Company in the Prospectus, which was purchased with equity raised from the sale of Class A Units. Subsequently, the company has purchased an additional $35 million in equipment with equity raised from further sales of Class A Units. The availability of suitable equipment for purchase with subsequent sales of Class A Units cannot be known with certainty at this time, and the Manager cannot predict with accuracy the impact of such acquisitions on Company operations.

(2)  Repricing and Reinvestment Risk

The equipment portfolio owned by the Company at December 31, 1995, has a weighted average lease term of greater than 36 months. The Manager of the Company does not believe sufficient information is now available to predict with any degree of certainty the impact of re-leasing activity or re-pricing exposure on the Company's current equipment portfolio when, on average, its equipment leases begin to expire.

     The Manager intends to grow the Company's equipment portfolio through reinvestment of any remaining surplus cash available after meeting its operating obligations and making cash distributions in additional equipment. Pursuant to the Fifth Amended and Restated Operating Agreement of Professional Lease Management Income Fund I, L.L.C. (the Agreement), the Company will reinvest surplus cash available for a period of six years after the Closing Date of the Company's offering period. As the Company is still in its offering phase, the Manager can neither predict with any certainty whether the Company will be able to achieve a level of operations sufficient to generate cash available for reinvestment in equipment, nor the impact such a reinvestment strategy, if successful, would have on Company operations.

(3)  Residual Risk

A portion of the total return on the Class A and B Unitholders' investment in the Company is expected to be realized on the sale or liquidation of the Company's equipment portfolio, the majority of which is anticipated during the liquidation phase of Company's operations. The Manager's Credit Review Committee of the Company selects equipment for acquisition based on many factors, including anticipated residual values from the eventual sale of that equipment. These residuals may be affected by several factors during the time the equipment is held , including changes in regulatory environments in which the equipment is operated, the onset of technological obsolescence, changes in the equipment markets , perceived values for equipment at the time of sale, and others. As the impact of any of these factors becomes difficult to forecast with accuracy over extended time horizons, the Manager cannot predict with certainty that the anticipated residual values for equipment selected for acquisition will actually have realized when the equipment is sold.

     Prior to the liquidation phase of Company's operations, the Manager may decide to selectively sell equipment either when it has determined that opportunities exist to realize significant gains on the sales; when continuing ownership of the equipment becomes prohibitively expensive; or when the Manager determines that continuing ownership of the equipment may result in the realization of unsatisfactory residual values. At this time, the Manager cannot predict when such occasions may occur, and thus cannot predict with any certainty the impact of such events on Company operations.

(4)  Impact of Government Regulations on Future Operations

The Manager operates the Company's equipment in accordance with current applicable regulations (see Item 1, Section E "Government Regulations"). However, the continuing implementation of new or modified regulations by some of the authorities mentioned previously, or others, may adversely affect the Company's ability to continue to own or operate equipment in its portfolio. Additionally, regulatory systems vary from country to country, which may increase the burden to the Company of meeting regulatory compliance for the same equipment operated between countries. Currently, the Manager has observed rising insurance costs to operate certain vessels into U.S. ports resulting from implementation of the U.S. Oil Pollution Act of 1990. Ongoing changes in the regulatory environment, both in the U.S. and internationally, cannot be predicted with any accuracy and preclude the Manager from determining the impact of such changes on Company operations, purchases, or sale of equipment.

(5)  Additional Capital Resources and Distribution Levels

The Company is still in the initial equity offering stage. As of December 31, 1995, the Company had raised approximately $62.9 million in equity. The Manager intends to use the Company's initial equity and borrowings, if deemed appropriate, to purchase the Company's initial equipment portfolio. The Company intends to rely on operating cash flow to meet its operating obligations, make cash distributions to Class A Unitholders, and grow the Company's equipment portfolio through reinvestment of any remaining surplus cash available in additional equipment.

     Pursuant to the Fifth Amended and Restated Operating Agreement of Professional Lease Management Income Fund I, L.L.C. (the Agreement), the Company will cease to reinvest surplus cash in additional equipment beginning in its seventh year of operations. The Manager intends to pursue a strategy of selectively redeploying equipment to achieve competitive returns. By the end of the reinvestment period, the Manager intends to have assembled an equipment portfolio capable of achieving a level of operating cash flow for the remaining life of the Company sufficient to meet its obligations and sustain a predictable level of distributions to the Class A Unitholders.

Geographic Information

The Company operates its equipment in international markets. Although these operations expose the Company to certain currency, political, credit and economic risks, the Manager believes these risks are minimal or has implemented strategies to control the risks as follows: Currency risks are at a minimum because all invoicing, with the exception of a small number of railcars operating in Canada, is conducted in U.S. dollars. Political risks are minimized generally through the avoidance of operations in countries that do not have a stable judicial system and established commercial business laws. Credit support strategies for lessees range from letters of credit supported by U.S. banks to cash deposits. Although these credit support mechanisms generally allow the Company to maintain its lease yield, there are risks associated with slow-to-respond judicial systems when legal remedies are required to secure payment or repossess equipment. Economic risks are inherent in all international markets and the Manager strives to minimize this risk with market analysis prior to committing equipment to a particular geographic area. Refer to the Financial Statements, Note 3 for information on the revenues, income, and assets in various geographic regions.

Revenues and net operating income by geographic region are impacted by the time period the asset is owned and the useful life ascribed to the asset for depreciation purposes. Net income (loss) from equipment is significantly impacted by depreciation charges which are greatest in the early years due to the Manager's decision to use the 200% declining balance method of depreciation. The relationships of geographic revenues, net income (loss) and net book value are expected to significantly change in the future as additional equity is raised and invested in equipment in various equipment markets and geographic areas. An explanation of the current relationships is presented below:

The Company's equipment on lease to US domiciled lessees accounted for 40% of the revenues generated by owned and partially owned equipment while net operating income accounted for $197,000 in profits versus $178,500 in loss for the entire Company. The primary reason for this relationship is the fact that the Company depreciates its rail equipment over a fifteen year period versus eight years for other equipment types owned and leased in other geographic regions. Since railcars make up 63% of the equipment, on an original cost basis, and 64% of the revenues generated in the United States, it is expected that this relationship of revenue to net operating income will continue into the near future for this geographic region, as long as additional equipment types are not added to the equipment mix. The trailers leased to US domiciled lessees are expected to become profitable in the near future, as the revenue from the trailers exceeds the operating costs, and the depreciation recorded by the Company declines in future periods .

The Company's equipment leased to Canadian domiciled lessees consists of railcars, an aircraft and a partial interest in another aircraft. Revenues in Canada accounted for 10% of total revenues while these operations accounted for $43,800 of the $178,500 of the net operating loss for the entire Company. The net operating loss generated in Canada was created by the shorter depreciable life on the partially owned aircraft leased in Canada. While the aircraft in Canada generated losses for the period, this loss was partially offset by net operating income from the railcar operations. As the depreciation recorded by the Company declines in future periods the aircraft is expected to generate net operating income for the Company.

One marine vessel, which was leased in various regions throughout the period, accounted for 28% of the revenues and 248% of the net operating loss for the period. The vessel, representing 23% of the net book value of the Company's assets and investments, generated a significant depreciation charge for the period that exceeded the revenues less direct operating costs of the vessel. As depreciation charges in the future decline, the vessel is expected to generate net income for the Company.

European operations consist of partial interests in aircraft and aircraft rotables that are generating revenues that accounted for 21% of combined, owned and partially owned equipment revenues. The net income generated by this equipment accounted for $93,700 in profits for the period because lease revenues exceeded depreciation charges. While this equipment is expected to remain profitable during the lease term expiring in January 1998 the Company may not be able to remarket this equipment at comparable rates in the future.

Inflation

There was no significant impact on the Company's operations as a result of inflation during 1995.

Trends

The Company's operation of a diversified equipment portfolio in a broad base of markets is intended to reduce its exposure to volatility in individual equipment sectors. In 1995, market conditions, supply and demand equilibrium, and other factors varied in several markets. The marine vessel, and rail markets could be generally categorized by increasing rates as the demand for equipment is increasing faster than new additions net of retirements. Demand for narrowbody Stage II aircraft, such as those owned by the Company, has increased as expected savings from newer narrowbody aircraft have not materialized while deliveries of the newer aircraft have slowed down. These different markets have had individual effects on the performance of Company equipment - both declining and improving performance.

     The ability of the Company to realize acceptable lease rates on its equipment in the different equipment markets is contingent on many factors, such as specific market conditions and economic activity, technological obsolescence, governmental or other regulations, and others. The unpredictability of some of these factors, or of their occurrence, makes it difficult for the Manager to clearly define trends or influences that may impact the performance of the Company's equipment. The Manager continuously monitors both the equipment markets and the performance of the Company's equipment in these markets. The Manager may make an evaluation to reduce the Company's exposure to equipment markets in which it determines that it cannot successfully operate equipment and achieve acceptable rates of return. Alternatively, the Manager may make a determination to enter equipment markets in which it perceives opportunities to profit from supply-demand instabilities or other market imperfections.

     The Company intends to use any excess cash flow, after payment of expenses, loan principal, and cash distributions to acquire additional equipment during the first seven years of Company's operations. The Manager believes these acquisitions may generate additional earnings and cash flow for the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements for the Company are listed on the Index to Financial Statements included in Item 14(a) of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.












                      (This space intentionally left blank)

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

         As of the date of this Annual Report, the directors and executive officers of PLM International (and key executive officers of its subsidiaries) are as follows:

Name                                   Age                 Position
- -------------------------------------- ------------------- -------------------------------------------------------

J. Alec Merriam                        60                  Director, Chairman of the Board, PLM International,
                                                           Inc.; Director, PLM Financial Services, Inc.

Allen V. Hirsch                        42                  Director, Vice Chairman of the Board, Executive Vice
                                                           President of PLM International, Inc.; Director and
                                                           President, PLM Financial Services, Inc.; President,
                                                           PLM Securities Corp., and PLM Transportation
                                                           Equipment Corporation.

Walter E. Hoadley                      79                  Director, PLM International, Inc.

Robert L. Pagel                        59                  Director, Chairman of the Executive Committee, PLM
                                                           International, Inc.; Director, PLM Financial
                                                           Services, Inc.

Harold R. Somerset                     61                  Director, PLM International, Inc.

Robert N. Tidball                      57                  Director, President and Chief Executive Officer, PLM
                                                           International, Inc.

J. Michael Allgood                     47                  Vice President and Chief Financial Officer, PLM
                                                           International, Inc. and PLM Financial Services, Inc.

Stephen M. Bess                        49                  President, PLM Investment Management, Inc.; Vice
                                                           President, PLM Financial Services, Inc.

David J. Davis                         39                  Vice President and Corporate Controller, PLM
                                                           International and PLM Financial Services, Inc.

Frank Diodati                          41                  President, PLM Railcar Management Services Canada
                                                           Limited.

Douglas P. Goodrich                    49                  Senior Vice President, PLM International; Senior Vice
                                                           President PLM Transportation Equipment Corporation;
                                                           President PLM Railcar Management Services, Inc.

Steven O. Layne                        41                  Vice President, PLM Transportation Equipment
                                                           Corporation.

Stephen Peary                          47                  Senior Vice President, General Counsel and Secretary,
                                                           PLM International, Inc.; Vice President, General
                                                           Counsel and Secretary, PLM Financial Services, Inc.,
                                                           PLM Investment Management, Inc., PLM Transportation
                                                           Equipment Corporation; Vice President, PLM
                                                           Securities, Corp.


Thomas L. Wilmore                      53                  Vice President, PLM Transportation Equipment
                                                           Corporation; Vice President, PLM Railcar Management
                                                           Services, Inc.

     J. Alec Merriam was appointed Chairman of the Board of Directors of PLM International in September 1990, having served as a director since February 1988. In October 1988 he became a member of the Executive Committee of the Board of Directors of PLM International. From 1972 to 1988 Mr. Merriam was Executive Vice President and Chief Financial Officer of Crowley Maritime Corporation, a San Francisco area-based company engaged in maritime shipping and transportation services. Previously, he was Chairman of the Board and Treasurer of LOA Corporation of Omaha, Nebraska and served in various financial positions with Northern Natural Gas Company, also of Omaha.

     Allen V.  Hirsch  became  Vice  Chairman of the Board and a Director of PLM
International  in  April  1989.  He  is  an  Executive  Vice  President  of  PLM
International and President of PLM Securities Corp. Mr. Hirsch became the President of PLM Financial Services, Inc. in January 1986 and President of PLM Investment Management, Inc. and PLM Transportation Equipment Corporation in August 1985, having served as a Vice President of PLM Financial Services, Inc. and Senior Vice President of PLM Transportation Equipment Corporation beginning in August 1984, and as a Vice President of PLM Transportation Equipment Corporation beginning in July 1982 and of PLM Securities Corp. from July 1982 to October 1, 1987. He joined PLM, Inc. in July 1981, as Assistant to the Chairman. Prior to joining PLM, Inc., Mr. Hirsch was a Research Associate at the Harvard Business School. From January 1977 through September 1978, Mr. Hirsch was a consultant with the Booz, Allen and Hamilton Transportation Consulting Division, leaving that employment to obtain his master's degree in business administration.

     Dr. Hoadley joined PLM International's Board of Directors and its Executive Committee in September, 1989. He served as a Director of PLM, Inc. from November 1982 to June 1984 and PLM Companies, Inc. from October 1985 to February 1988. Dr. Hoadley has been a Senior Research Fellow at the Hoover Institute since 1981. He was Executive Vice President and Chief Economist for the Bank of
America  from  1968  to  1981  and  Chairman  of the  Federal  Reserve  Bank  of
Philadelphia from 1962 to 1966. Dr. Hoadley had served as a Director of Transcisco Industries, Inc. from February 1988 through August 1995.

     Robert L. Pagel was appointed Chairman of the Executive Committee of the Board of Directors of PLM International in September 1990, having served as a director since February 1988. In October 1988 he became a member of the Executive Committee of the Board of Directors of PLM International. From June 1990 to April 1991 Mr. Pagel was President and Co-Chief Executive Officer of The Diana Corporation, a holding company traded on the New York Stock Exchange. He is the former President and Chief Executive Officer of FanFair Corporation which specializes in sports fans' gift shops. He previously served as President and Chief Executive Officer of Super Sky International, Inc., a publicly traded company, located in Mequon, Wisconsin, engaged in the manufacture of skylight systems. He was formerly Chairman and Chief Executive Officer of Blunt, Ellis & Loewi, Inc., a Milwaukee-based investment firm. Mr. Pagel retired from Blunt, Ellis & Loewi in 1985 after a career spanning 20 years in all phases of the brokerage and financial industries. Mr. Pagel has also served on the Board of Governors of the Midwest Stock Exchange.

     Harold R. Somerset was elected to the Board of Directors of PLM International in July 1994. From February 1988 to December 1993, Mr. Somerset was President and Chief Executive Officer of California & Hawaiian Sugar Corporation (C&H), a recently-acquired subsidiary of Alexander & Baldwin, Inc. Mr. Somerset joined C&H in 1984 as Executive Vice President and Chief Operating Officer, having served on its Board of Directors since 1978, a position in which he continues to serve. Between 1972 and 1984, Mr. Somerset served in various capacities with Alexander & Baldwin, Inc., a publicly-held land and agriculture company headquartered in Honolulu, Hawaii, including Executive Vice President - Agricultures, Vice President, General Counsel and Secretary. In addition to a law degree from Harvard Law School, Mr. Somerset also holds degrees in civil engineering from the Rensselaer Polytechnic Institute and in marine engineering from the U.S. Naval Academy. Mr. Somerset also serves on the Boards of Directors for various other companies and organizations, including Longs Drug Stores, Inc., a publicly-held company headquartered in Maryland.

     Robert N. Tidball was appointed President and Chief Executive Officer of PLM International in March 1989. At the time of his appointment, he was Executive Vice President of PLM International. Mr. Tidball became a director of PLM International in April 1989 and a member of the Executive Committee of the Board of Directors of PLM International in September 1990. Mr. Tidball was elected President of PLM Railcar Management Services, Inc. in January 1986. Mr. Tidball was Executive Vice President of Hunter Keith, Inc., a Minneapolis based investment banking firm, from March 1984 to January 1986. Prior to Hunter Keith, Inc., he was Vice President, a General Manager and a Director of North American Car Corporation, and a Director of the American Railcar Institute and the Railway Supply Association.

     J. Michael Allgood was appointed Vice President and Chief Financial Officer of PLM International in October 1992. Between July 1991 and October 1992, Mr. Allgood was a consultant to various private and public sector companies and institutions specializing in financial operational systems development. In October 1987, Mr. Allgood co-founded Electra Aviation Limited and its holding company, Aviation Holdings Plc of London where he served as Chief Financial Officer until July 1991. Between June 1981 and October 1987, Mr. Allgood served as a First Vice President with American Express Bank, Ltd. In February 1978, Mr. Allgood founded and until June 1981, served as a director of Trade Projects International/Philadelphia Overseas Finance Company, a joint venture with Philadelphia National Bank. From March 1975 to February 1978, Mr. Allgood served in various capacities with Citibank, N.A.

     Stephen M. Bess was appointed President of PLM Investment Management, Inc. in August 1989, having served as Senior Vice President of PLM Investment Management, Inc. beginning in February 1984 and as Corporate Controller of PLM Financial Services, Inc. beginning in October 1983. Mr. Bess served as Corporate Controller of PLM, Inc., beginning in December 1982. Mr. Bess was Vice President-Controller of Trans Ocean Leasing Corporation, a container leasing company, from November 1978 to November 1982, and Group Finance Manager with the Field Operations Group of Memorex Corp., a manufacturer of computer peripheral equipment, from October 1975 to November 1978.

     David J. Davis was appointed Vice President and Controller of PLM International in January 1994. From March 1993 through January 1994, Mr. Davis was engaged as a consultant for various firms, including PLM. Prior to that Mr. Davis was Chief Financial Officer of LB Credit Corporation in San Francisco from July 1991 to March 1993. From April 1989 to May 1991, Mr. Davis was Vice President and Controller for ITEL Containers International Corporation which was located in San Francisco. Between May 1978 and April 1989, Mr. Davis held various positions with Transamerica Leasing Inc., in New York, including that of Assistant Controller for their rail leasing division.

     Frank Diodati was appointed President of PLM Railcar Management Services Canada Limited in 1986. Previously, Mr. Diodati was Manager of Marketing and Sales for G.E. Railcar Services Canada Limited.

     Douglas P. Goodrich was appointed Senior Vice President of PLM International in March 1994. Mr. Goodrich has also serve as Senior Vice President of PLM Transportation Equipment Corporation since July 1989, and as President of PLM Railcar Management Services, Inc. since September 1992, having been a Senior Vice President since June 1987. Mr. Goodrich was an Executive Vice President of G.I.C. Financial Services Corporation, a subsidiary of Guardian Industries Corp. of Chicago, Illinois from December 1980 to September 1985.

     Steven O. Layne was appointed Vice President, PLM Transportation Equipment Corporation's Air Group in November 1992. Mr. Layne was its Vice President, Commuter and Corporate Aircraft beginning in July 1990. Prior to joining PLM, Mr. Layne was the Director, Commercial Marketing for Bromon Aircraft Corporation, a joint venture of General Electric Corporation and the Government Development Bank of Puerto Rico. Mr. Layne is a major in the United States Air Force Reserves and senior pilot with 13 years of accumulated service.

     Stephen Peary became Vice President, Secretary, and General Counsel of PLM International in February 1988 and Senior Vice President in March 1994. Mr. Peary was Assistant General Counsel of PLM Financial Services, Inc. from August 1987 through January 1988. Previously, Mr. Peary was engaged in the private practice of law in San Francisco. Mr. Peary is a graduate of the University of Illinois, Georgetown University Law Center, and Boston University (Masters of Taxation Program).

     Thomas L. Wilmore was appointed Vice President - Rail, PLM Transportation Equipment Corporation, in March 1994 and has served as Vice President, Marketing for PLM Railcar Management Services, Inc. since May 1988. Prior to joining PLM, Mr. Wilmore was Assistant Vice President Regional Manager for MNC Leasing Corp. in Towson, Maryland from February 1987 to April 1988. From July 1985 to February 1987, he was President and Co-Owner of Guardian Industries Corp., Chicago, Illinois and between December 1980 and July 1985, Mr. Wilmore was an Executive Vice President for its subsidiary, G.I.C. Financial Services Corporation. Mr. Wilmore also served as Vice President of Sales for Gould Financial Services located in Rolling Meadows, Illinois from June 1978 to December 1980.

     The directors of the Manager are elected for a one-year term or until their successors are elected and qualified. There are no family relationships between any director or any executive officer of the Manager.

ITEM 11. EXECUTIVE COMPENSATION

     The Company has no directors, officers or employees. The Company has no pension, profit sharing, retirement or similar benefit plan in effect as of December 31, 1995.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) Security Ownership of Certain Beneficial Owners

         The Manager is generally entitled to a 15% interest in the Company's cash distributions and earnings subject to certain allocation provisions. After the investors receive cash at December 31, 1995, no investor was known by the Manager to beneficially own more than 5% of the Units of the Company.

     (b) Security Ownership of Management

         Neither the Manager and its affiliates nor any executive officer or director of the Manager and its affiliates own any Units of the Company as of December 31, 1995.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     (a) Transactions with Management and Others

         During 1995, the Company paid or accrued the following fees to FSI or its affiliates: management fees - $343,208. The Company reimbursed FSI and/or its affiliates $118,114 for administrative and data processing services performed on behalf of the Company during 1995. The Company paid Transportation Equipment Indemnity Company Ltd. (TEI), a wholly owned, Bermuda-based subsidiary of PLM International, $46,416 for insurance coverages during 1995 substantially all of which was paid to third party reinsurance underwriters or placed in risk pools managed by TEI on behalf of affiliated partnerships and PLM International which provide threshold coverages on marine vessel loss of hire and hull and machinery damage. All pooling arrangement funds are either paid out to cover applicable losses or refunded pro rata by TEI.

     (b) Certain Business Relationships

     None.

     (c) Indebtedness of Management

     None.

     (d) Transactions With Promoters

     None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) 1.   Financial Statements

              The financial statements listed in the accompanying Index to Financial Statements are filed as part of this Annual Report.

     (b) Reports on Form 8-K

              None.

     (c) Exhibits

      4. Limited Partnership Agreement of Partnership. Incorporated by reference to the Partnership's Registration Statement on Form S-1 (Reg. No. 33-55796) which became effective with the Securities and Exchange Commission on May 25, 1993.

     10.1 Management Agreement between Partnership and PLM Investment Management, Inc. Incorporated by reference to the Partnership's Registration Statement on Form S-1 (Reg. No. 33-55796) which became effective with the Securities and Exchange Commission on May 25, 1993.

     10.2 Amended and restated Warehousing Credit Agreement, dated as of September 27, 1995 with First Union National Bank of North
             Carolina. Incorporated by reference to the Partnership quarterly report on Form 10Q filed with the Securities and Exchange Commission November 10, 1995.

     25.     Powers of Attorney.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     The Company has no directors or officers. The Manager has signed on behalf of the Company by duly authorized officers.


                                          PROFESSIONAL LEASE MANAGEMENT INCOME
Date:  March 19, 1996                     FUND I

                                          By:      PLM Financial Services, Inc.
                                                   Manager



                                          By:      *_________________________
                                                    Allen V. Hirsch
                                                    President



                                          By:      /s/ J. Michael Allgood
                                                   J. Michael Allgood
                                                   Vice President and Chief
                                                   Financial Officer



* Stephen Peary, by signing his name hereto, does sign this document on behalf of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.



                                                   /s/ Stephen Peary
                                                   Stephen Peary
                                                   Attorney-in-Fact

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following directors of the Company's Manager on the dates indicated.


Name                 Capacity                              Date



*_________________________
Allen V. Hirsch   Director - FSI                       March 19, 1996

*_________________________
J. Alec Merriam   Director - FSI                       March 19, 1996


*_________________________
Robert L. Pagel   Director - FSI                       March 19, 1996







* Stephen Peary, by signing his name hereto does sign this document on behalf of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.




/s/ Stephen Peary
Stephen Peary
Attorney-in-Fact

                   PROFESSIONAL LEASE MANAGEMENT INCOME FUND I
                          (A Limited Liability Company)

                          INDEX TO FINANCIAL STATEMENTS

                                  (Item 14(a))


                                                                      Page

Report of Independent Auditors                                         22

Balance sheets as of December 31, 1995 and 1994                        23

Statement of operations for the year ended
     December 31, 1995                                                 24

Statement of changes in members'  equity for the years ended
     December  31, 1995
     and the period from inception (August 22, 1994)
     through December 31, 1994                                         25

Statements of cash flows for the year ended December 31, 1995 and the period from inception (August 22, 1994)  through December 31,
     1994                                                              26

Notes to financial statements                                         27-32


All other financial statement schedules have been omitted as the required information is not pertinent to the Registrant or is not material, or because the information required is included in the financial statements and notes thereto.

                         REPORT OF INDEPENDENT AUDITORS


The Members
Professional Lease Management Income Fund I, L.L.C.:


We have audited the financial statements of Professional Lease Management Income Fund I, L.L.C. as listed in the accompanying index. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Professional Lease Management Income Fund I, L.L.C. as of December 31, 1995 and 1994, and the results of its operations for the year ended December 31, 1995 and its cash flows for the year ended December 31, 1995 and the period from inception (August 22, 1994) through December 31, 1994, in conformity with generally accepted accounting principles.



KPMG PEAT MARWICK LLC

SAN FRANCISCO, CALIFORNIA
March 15, 1996

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)

                                 BALANCE SHEETS
                                  December 31,


                                     ASSETS

                                                                                   1995                   1994
                                                                             -------------------------------------
  Assets:

  Equipment held for operating leases                                         $   36,139,950            $   --
  Less accumulated depreciation                                                   (2,869,535)               --
                                                                             -------------------------------------
    Net equipment                                                                 33,270,415                --

  Cash and cash equivalents                                                        6,803,946               100
  Restricted cash                                                                  6,315,548                --
  Investment in unconsolidated special purpose entities                           14,218,219                --
  Accounts receivable, net of allowance for doubtful accounts
    of $7,835 in 1995                                                                869,097                --
  Prepaid expenses                                                                   416,515                --
  Equipment acquisition deposits                                                     377,987                --
  Organization and offering costs, net of accumulated amortization                   389,289                --
                                                                             -------------------------------------

    Total assets                                                              $   62,661,016            $  100
                                                                             =====================================


                        LIABILITIES AND MEMBERS' EQUITY


  Liabilities:

    Accounts payable and accrued expenses                                     $      664,686            $   --
    Due to affiliates                                                                387,197                --
    Prepaid deposits and reserves for repairs                                        207,409                --
                                                                             -------------------------------------
      Total liabilities                                                            1,259,292                --

  Subscriptions in escrow                                                          6,259,500                --

  Members' equity:

    Class A Members (2,831,388 Units at December 31, 1995 and                     54,836,617
      5 Units held by an officer of the Manager at December 31, 1994)                                      100
    Class B Member                                                                   305,607                --
                                                                             -------------------------------------
      Total Members' Equity                                                       55,142,224               100
                                                                             -------------------------------------

      Total liabilities and members' equity                                   $   62,661,016            $  100
                                                                             =====================================

                       See accompanying notes to financial
                                  statements.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)

                             STATEMENT OF OPERATIONS
                      For the year ended December 31, 1995



  Revenues:

    Lease revenue                                                                          $   3,991,638
    Interest and other income                                                                    133,253
    Gain on disposition of equipment                                                              24,593
                                                                                          -----------------
      Total revenues                                                                           4,149,484

  Expenses:

    Depreciation and amortization                                                              2,916,682
    Management fees to affiliate                                                                 284,376
    Repairs and maintenance                                                                      586,426
    Marine equipment operating expenses                                                          479,486
    Insurance expense to affiliate                                                                 3,860
    Other insurance expense                                                                       46,416
    Interest expense                                                                             229,660
    General and administrative expenses to affiliates                                            118,114
    Other general and administrative expenses                                                    172,074
                                                                                          -----------------
      Total expenses                                                                           4,837,094
  Equity in net income of unconsolidated special purpose entities                                 69,619
                                                                                          -----------------

      Net loss                                                                             $    (617,991)
                                                                                          =================

  Members' share of net loss:
    Class A Members
    Class B Member                                                                         $    (611,811)
      Total                                                                                       (6,180)
                                                                                          -----------------
                                                                                           $    (617,991)
                                                                                          =================
  Net loss per Unit
    (2,831,388 Units at December 31, 1995)                                                 $       (0.22)
                                                                                          =================

  Cash distributions                                                                       $   1,302,566
                                                                                          =================



                       See accompanying notes to financial
                                  statements.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)

                     STATEMENT OF CHANGES IN MEMBERS' EQUITY
                For the year ended December 31, 1995 and for the
                     period from inception (August 22, 1994)
                            through December 31, 1994




                                                           Class A             Class B              Total
                                                       ---------------------------------------------------------

  Member's capital contributions                       $          100       $          --       $          100
                                                       ---------------------------------------------------------

  Member's equity at December 31, 1994                            100                  --                  100

  Members' capital contributions                           56,627,660           9,536,106           66,163,766

  Syndication costs                                                --          (9,101,085)          (9,101,085)

  Net loss                                                   (611,811)             (6,180)            (617,991)

  Distributions                                            (1,179,332)           (123,234)          (1,302,566)
                                                       ---------------------------------------------------------

  Members' equity at December 31, 1995                 $   54,836,617       $     305,607       $   55,142,224
                                                       =========================================================



                       See accompanying notes to financial
                                  statements.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)

                            STATEMENTS OF CASH FLOWS
                For the year ended December 31, 1995 and for the
                     period from inception (August 22, 1994)
                            through December 31, 1994

  Cash flows from operating activities:                                    1995            1994
                                                                     ------------------------------
    Net loss                                                          $     (617,991)     $    --
    Adjustments to reconcile net loss to net cash
      provided by operating activities:
    Depreciation and amortization                                          2,916,682
    Gain on sale of equipment                                                (24,593)
    Changes in operating assets and liabilities:
      Accounts receivable, net                                              (869,097)
      Prepaid expenses                                                      (416,515)
      Accounts payable and accrued expenses                                  664,686
      Due to affiliates                                                      387,197
      Prepaid deposits and reserves for repairs                              207,409
                                                                     ------------------------------
  Net cash provided by operating activities                                2,247,778           --
                                                                     ------------------------------

  Investing activities:
    Payments to affiliates for purchase of equipment                     (29,707,311)
    Payments for purchase of equipment                                    (6,464,489)
    Payments for equipment acquisition deposits                             (377,987)
    Investment in and equipment purchased and placed
    in unconsolidated special purpose entities                           (14,299,000)
    Cash distributions from affiliates in excess of income
      accrued                                                                 80,781
    Proceeds from disposition of equipment                                    55,028
                                                                     ------------------------------
  Net cash used in investing activities                                  (50,712,978)          --
                                                                     ------------------------------

  Financing activities:
    Proceeds from note payable                                             1,057,221
    Proceeds from note payable - affiliates                                3,956,300
    Principal payments on notes payable                                   (1,057,221)
    Principal payments on notes payable - affiliates                      (3,956,300)
    Cash distributions to Class A Members                                 (1,179,332)
    Cash distributions to Class B Member                                    (123,234)
    Class A members capital contribution                                  56,627,660          100
    Increase in subscriptions in escrow                                    6,259,500
    Increase in restricted cash from subscriptions in escrow, net         (6,315,548)
                                                                     ------------------------------
  Cash provided by financing activities                                   55,269,046          100
                                                                     ------------------------------

  Cash and cash equivalents:
  Net increase in cash and cash equivalents                                6,803,846          100

  Cash and cash equivalents at beginning of period                               100           --
                                                                     ------------------------------

  Cash and cash equivalents at end of period                          $    6,803,946      $   100
                                                                     ==============================

  Supplemental information:
  Cash items:
    Interest paid ($8,902 paid to affiliate)                          $      229,660      $    --
                                                                     ==============================

  Non cash items:
    Syndication and offering costs paid by Class B Member             $    9,536,106      $    --
                                                                     ==============================

                       See accompanying notes to financial
                                  statements.

                   PROFESSIONAL LEASE MANAGEMENT INCOME FUND I
                         (A Limited Liability Company)
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1995

1.   Basis of Presentation

     Organization

     Professional Lease Management Income Fund I, L.L.C., a Delaware Limited Liability Company (Fund I or the Company) was formed on August 22, 1994, to purchase, lease, charter, or otherwise invest in, a diversified portfolio of long-lived, low obsolescence capital equipment that is transportable by and among prospective users (the Equipment). The securities represent limited liability company interests (the Class A Units) which are offered to the public. The Company's offering became effective on January 23, 1995. PLM Financial Services, Inc. (FSI) is the Manager of the Company and is the initial Class B Member. The purchase price of the Class A Units is $20.00 per Class A Unit. A minimum of 75,000 Class A Units and an anticipated maximum of 5,000,000 Class A Units will be offered.

         At December 31, 1995, the Company had received $62,887,260 (3,144,363 units) in Class A subscriptions. As of December 31, 1995, the Fund had admitted $56,627,760 (2,831,388) Class A Units. As of March 6, 1996, the Fund had received a total of $76,659,540 (3,832,977) Class A Units, and had admitted $76,588,640 (3,829,432) Class A Units. As of April 13, 1995, the Company had accepted subscription agreements for 79,408 Class A Units ($1,588,160) thereby meeting the minimum subscriptions of 75,000 Class A Units, exclusive of subscriptions from Pennsylvania residents, needed for release of funds from escrow.

         At December 31, 1995, the Class B Member had capital contributions of $9,536,106 representing the cash payments for organization and syndication costs. Syndication costs of $9,101,085 are recorded as a reduction to Class B Member's equity.

         The Manager controls and manages the affairs of the Company. The Manager will pay out of its own corporate funds (as a capital contribution to the Company) all organization and syndication expenses incurred in connection with the offering; therefore, 100% of the cash proceeds received by the Company from the sale of Class A Units are initially being used to purchase Equipment and establish any required cash reserves. For its contribution, the Manager is generally entitled to a 15% interest in the Company's cash distributions and earnings subject to certain allocation provisions. After the investors receive cash distributions equal to their original capital contributions the Manager's interest will increase to 25%.

         Between the eighth and tenth years of operations of the Company, the Manager intends to begin the dissolution and liquidation of the Company in an orderly fashion, unless the Company is terminated earlier upon sale of all of the equipment or by certain other events. However, under certain circumstances, the term of the Company may be extended. In no event will the Company extend beyond December 31, 2010.

         These financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. This requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Operations

     The equipment of the Company is being managed, under a management agreement, by PLM Investment Management, Inc. (IMI), a wholly-owned subsidiary of the Manager. IMI receives a monthly management fee from the Company for managing the equipment (See Note 2). The Manager is also the General Partner in a series of limited partnerships which own and lease transportation equipment. The Manager, in conjunction with its subsidiaries, also sells transportation

                  PROFESSIONAL LEASE MANAGEMENT INCOME FUND I
                         (A Limited Liability Company)
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1995

1.   Basis of Presentation (continued)

Operations (continued)

equipment to these partnerships and manages transportation equipment under management agreements with the partnerships.

     Accounting for Leases

     The Company's leasing operations generally consist of operating leases. Under the operating lease method of accounting, the leased asset is recorded at cost and depreciated over its estimated useful life. Rental payments are recorded as revenue over the lease term. Lease origination costs are capitalized and amortized over the term of the lease.

     Translation of Foreign Currency Transactions

     The Company is a domestic entity, however, a limited number of the Company's transactions are denominated in a foreign currency. The Company's asset and liability accounts denominated in a foreign currency were translated into U.S. dollars at the rates in effect at the balance sheet dates, and revenue and expense items were translated at average rates during the period. Gains or losses resulting from foreign currency transactions are included in the results of operations and are not material.

     Depreciation and Amortization

     Depreciation of equipment held for operating leases is computed on the 200% declining balance method taking a full month's depreciation in the month of acquisition, based upon estimated useful lives of 8 years for aircraft, trailers, and marine vessels, and 15 years for railcars. The depreciation method is changed to straight line when annual depreciation expense using the straight line method exceeds that calculated by the 200% declining balance method. Organization costs will be amortized over a 60 month period. Major expenditures which are expected to extend the useful lives or reduce future operating expenses of equipment are capitalized.

     Transportation Equipment

     In March 1995, the Financial Accounting Standards Board (FASB) issued statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121). This standard is effective for years beginning after December 15, 1995. The Company adopted SFAS 121 during 1995, the effect of which was not material as the method previously employed by the Company was consistent with SFAS 121. In accordance with SFAS 121, the Company reviews the carrying value of its equipment at least annually in relation to expected future market conditions for the purpose of assessing the recoverability of the recorded amounts. If projected undiscounted cash flows (future lease revenue plus residual values) are less than the carrying value of the equipment, the equipment is written down to the estimated fair value.

         Equipment held for operating leases is stated at cost.

     Investments in Unconsolidated Special Purpose Entities

     The Company purchased interests in aircraft, engines and rotables ranging from 14% to 33% which have been placed in unconsolidated special purpose entities for ownership purposes. These interests are accounted for using the equity method.

                   PROFESSIONAL LEASE MANAGEMENT INCOME FUND I
                         (A Limited Liability Company)
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1995

1.   Basis of Presentation (continued)

     Repairs and Maintenance

     Maintenance costs are usually the obligation of the lessee. If they are not covered by the lessee, they are charged against operations as incurred. To meet the maintenance obligations of certain aircraft airframes and engines, reserve accounts are prefunded by the lessee. Marine vessel drydocking is a periodic required maintenance process that generally occurs every five years. The drydock maintenance process generally lasts from 10 to 21 days. Estimated costs associated with marine vessel drydockings are accrued and charged to repair and maintenance expense ratably over the period prior to such drydocking because wear and tear occurs over the same revenue generating period. The reserve accounts are included in the balance sheet as prepaid deposits and reserve for repairs.

     Net Income (Loss) and Distributions per Depositary Unit

     After giving effect to the special allocations set forth in Sections 3.08(b) and 3.17 of the Company's Operating Agreement, Net Profits and Net Loss shall be allocated 1% to the Class B Members and 99% to the Class A Members.

     Cash Distributions

     Cash distributions are recorded when paid and totaled $1,302,566 for 1995. Cash distributions to Class A Unitholders in excess of net income are considered to represent a return of capital using the generally accepted accounting principle basis. Cash distributions to Class A Unitholders of $1,179,332 in 1995, were deemed to be a return of capital.

         Cash distributions related to the fourth quarter results of $300,181 were paid or are payable during January, 1996, to the Class A Unitholders of record as of December 31, 1995, for unitholders who elected for monthly distributions. Quarterly cash distributions of approximately $331,974 were declared on January 25, 1996 and are to be paid on February 15, 1996 to Class A and Class B Unitholders.

     Cash and Cash Equivalents

     The  Company   considers   highly  liquid   investments  that  are  readily
     convertible to known amounts of cash with original maturities of three months or less as cash equivalents.

  Restricted Cash

     Subscription deposits for Units in escrow are considered restricted cash until the members are admitted, usually the next day of the following month, upon which the funds are no longer considered restricted cash.

2.   Other Transactions with Affiliates

     An officer of PLM Securities Corp. (PLMS) contributed $100 of the Company's initial capital. Under the equipment management agreement, IMI, subject to certain reductions, the monthly management fee is equal to the lesser of
     (i) the fees which would be charged by an independent party for similar services for similar equipment or (ii) the sum of (A) for that Equipment for which IMI provides only Basic Equipment Management Services (a) 2% of the Gross Lease Revenues attributable to Equipment which is subject to Full Payout Net Leases, (b) 5% of the Gross Lease Revenues attributable to Equipment which is subject to Operating Leases, and (B) for that Equipment for which IMI provides supplemental Equipment Management Services, 7% of the Gross Lease Revenues attributable to such Equipment. Management fees of $218,500 were payable at December 31, 1995. The Company reimbursed FSI $118,114 for data processing expenses and administrative services

                   PROFESSIONAL LEASE MANAGEMENT INCOME FUND I
                         (A Limited Liability Company)
                         NOTES TO FINANCIAL STATEMENTS
                                December 31, 1995

2.   Other Transactions with Affiliates (continued)

     performed on behalf of the Company during 1995. Transportation Equipment Corporation (TEC) will also be entitled to receive an equipment liquidation fee equal to the lesser of (i) 3% of the sales price of equipment sold on behalf of the Company, or (ii) 50% of the "Competitive Equipment Sale Commission," as defined, if certain conditions are met. PLMS and TEC are wholly-owned subsidiaries of the Manager. In certain circumstances, the Manager will be entitled to a monthly re-lease fee for re-leasing services following expiration of the initial lease, charter or other contract for certain Equipment equal to the lesser of (a) the fees which would be charged by an independent third party for comparable services for comparable equipment or (b) 2% of Gross Lease Revenues derived from such re-lease. No re-lease fee, however, shall be payable if such fee would cause the combination of the equipment management fee paid to IMI (see Note
     1) or the re-lease fees to exceed 7% Gross Lease Revenues.

         The Company paid $3,860 in 1995 to Transportation Equipment Indemnity Company Ltd. (TEI) which provides insurance coverage for Company equipment and other insurance brokerage services to the Company. TEI is an affiliate of the Manager. A substantial portion of these amounts was paid to third party reinsurance underwriters or placed in risk pools managed by TEI on behalf of affiliated partnerships and PLM International which provide threshold coverages on marine vessel loss of hire and hull and machinery damage. All pooling arrangement funds are either paid out to cover applicable losses or refunded pro rata by TEI.

         The Company owns certain equipment in conjunction with affiliated partnerships. In 1995, this equipment included three Stage II commercial aircraft, two aircraft engines, and aircraft rotables.

3.   Equipment

     The components of equipment are as follows (in thousands):

                                                    1995
                                              -----------------

  Rail equipment                               $  13,112,390
  Aircraft                                         4,000,000
  Marine vessel                                   12,256,532
  Trailers                                         6,771,028
                                              -----------------
                                                  36,139,950
  Less accumulated depreciation                   (2,869,535)
                                              -----------------

  Net equipment                                $  33,270,415
                                              =================

         Revenues are earned by placing the equipment under operating leases which are generally billed monthly or quarterly. The Company's marine vessel is leased to an operator of utilization-type leasing pools which include equipment owned by unaffiliated parties. In such instances, revenues received by the Company consist of a specified percentage of revenues generated by leasing the equipment to sublessees, after deducting certain direct operating expenses of the pooled equipment. Rents for railcars are based on mileage traveled or a fixed rate; rents for all other equipment are based on fixed rates.

         During 1995, the Company acquired one marine vessel for $12.3 million, one commercial aircraft for $4.0 million, 450 piggyback trailers for $6.8 million, 314 tank cars for $8.2 million (which includes $0.1 million in capital improvements), and 245 boxcars for $5.0 million. These purchases were completed with interim financing, available unrestricted cash and an advance from an affiliate of the Manager. The nine day advance from the Manager was repaid (including interest at commercial loan rates) in July of 1995.

                   PROFESSIONAL LEASE MANAGEMENT INCOME FUND I
                         (A Limited Liability Company)
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1995

3.   Equipment (continued)

         As of December 31, 1995, all equipment in the Company portfolio was on lease.

         All leases are being accounted for as operating leases. Future minimum rent under noncancelable leases at December 31, 1995 during each of the next five years are approximately $12,543,000 - 1996; $9,041,000 - 1997;
     $2,701,000 - 1998; $2,464,000 - 1999; and $2,455,000 - 2000.

         The Company owns certain equipment which is leased and operated internationally. All leases relating to this equipment were denominated in U.S. dollars.

         The Company leases its aircraft, railcars and trailers to lessees domiciled in four geographic regions: United States, Canada, Europe, and Asia. The vessel is leased to multiple lessees in different regions who operate the vessel worldwide. The tables below set forth geographic information about the Company's equipment and the Company's proportional interest in equipment owned by special purpose entities. The Company accounts for proportional interest in equipment using the equity method. The geographic information is grouped by domicile of the lessee as of and for the year ended December 31, 1995:


                                                                       Investment in
                                                                       Unconsolidated
                                                                      Special Purpose
                                                      Owned               Entities
                                               ------------------------------------------
   Revenues:
     Various                                    $      1,491,972   $                  --
     United States                                     2,082,312                      --
     Canada                                              417,354                  78,400
     Europe                                                   --               1,131,458
     Asia                                                     --                  45,176
                                               ==========================================
   Total revenues                               $      3,991,638   $           1,255,034
                                               ==========================================

         The following table sets forth Identifiable income (loss) information by region :

                                                                             Investment in
                                                                            Unconsolidated
                                                                            Special Purpose
                                                          Owned                Entities
                                                   -------------------------------------------
  Income (loss):
    Various                                         $        (442,731)   $                 --
    United States                                             197,288                      --
    Canada                                                     (2,724)                (41,045)
    Europe                                                         --                  93,671
    Asia                                                           --                  16,993
                                                   -------------------------------------------
  Total identifiable Income (loss)                           (248,167)                 69,619
    Administrative and other                                 (439,443)                     --
                                                   ===========================================
  Total loss                                        $        (687,610)   $             69,619
                                                   ===========================================


                   PROFESSIONAL LEASE MANAGEMENT INCOME FUND I
                         (A Limited Liability Company)
                         NOTES TO FINANCIAL STATEMENTS
                                December 31, 1995

3.   Equipment (continued)

         The net book value of owned assets and the net investment in the unconsolidated special purpose entities at December 31, 1995 are as follows:

                                                                                        Investment in
                                                                                       Unconsolidated
                                                                                       Special Purpose
                                                                     Owned                Entities
                                                             --------------------------------------------

     Various                                                 $          11,064,923  $                 --
     United States                                                      16,365,304                    --
     Canada                                                              5,840,188             4,108,555
     Europe                                                                     --             9,719,375
     Asia                                                                       --               390,289
                                                             ==============================================
   Net equipment                                             $          33,270,415  $         14,218,219
                                                             ==============================================

     For the period from January 31, 1995 through December 31, 1995, one lessee, Transportes Aeroes Portugueses, accounted for more than 10% of the Company's revenues. The total amount of revenue accounted for by this lessee is $1.2 million or 22% of total revenues. The Company accounts for its interest in the special purpose entities owning the aircraft, engines and rotables that are leased using the equity method. Thus, the lease revenues are not reported in Lease Revenue in the Statement of Operations, but, rather are reported net in Equity in net income of unconsolidated special purpose entities. Such concentration of revenues are not unusual, given the early stage of the equity raising period and are expected to decrease in the future to the extent additional equipment is acquired using proceeds from the Company's sale of limited liability company interests.

4.   Investments in Unconsolidated Affiliates

     During 1995, the Company acquired a 14% beneficial interest in a trust which owns seven Boeing 737-200A aircraft for $4.3 million, and a one-third beneficial interest (33.33%) in two trusts (the Trusts) which own three 1983 Boeing 737-200A aircraft, equipped with Pratt & Whitney JT8D-17A engines, two spare Pratt & Whitney JT8D-17A engines and a rotables package for $10.0 million. The remaining interests are owned by affiliated partnerships.

     The following summarizes the financial information for the special purpose entities and the Company's interests therein as of and for the year ended December 31, 1995:

                                                       Net Interest of
                                        Total Numbers      Company
                                    ------------------ ------------------

   Net Assets                             $59,388,644       $14,218,219
   Revenues                                 4,777,472         1,255,034
   Net Income                              (1,021,162)           69,619

         As of December 31, 1995, the Company had entered into a commitment to purchase a 50% ownership in a marine vessel for $3.8 million (the remaining interest of this marine vessel will be owned by an affiliated partnership). The Company has signed a Memorandum of Agreement to purchase the vessel and lodged a deposit of $0.4 million with the current owners. The total amount of the deposit is included in this balance sheet as equipment acquisition deposits. The Company received delivery of this equipment in March 1996.

                   PROFESSIONAL LEASE MANAGEMENT INCOME FUND I
                         (A Limited Liability Company)
                         NOTES TO FINANCIAL STATEMENTS
                                December 31, 1995

5.   Debt

     The Manager has entered into a joint $25 million credit facility (the Committed Bridge Facility) on behalf of the Company, PLM Equipment Growth Fund II, PLM Equipment Growth Fund III, PLM Equipment Growth Fund IV, PLM Equipment Growth Fund V, PLM Equipment Growth Fund VI, and PLM Equipment Growth & Income Fund VII, all affiliated investment programs, and TEC Acquisub, Inc. (TECAI), an indirect wholly-owned subsidiary of the Manager, which may be used to provide interim financing of up to (i) 70% of the aggregate book value or 50% of the aggregate net fair market value of eligible equipment owned by an affiliate plus (ii) 50% of unrestricted cash held by the borrower. The Committed Bridge Facility became available to the above mentioned Partnerships on December 20, 1993, and became available to the Company on May 8, 1995, and was amended and restated on September 27, 1995 to expire on September 30, 1996. The Committed Bridge Facility also provides for a $5 million Letter of Credit Facility for the eligible borrowers. Outstanding borrowings by the Company, TECAI or PLM Equipment Growth Funds II through VII reduce the amount available to each other under the Committed Bridge Facility. Individual borrowings may be outstanding for no more than 179 days, with all advances due no later than September 30, 1996. The Committed Bridge Facility prohibits the Company from incurring any additional indebtedness. Interest accrues at either the prime rate or adjusted LIBOR plus 2.5% at the borrower's option and is set at the time of an advance of funds. To the extent the Company is unable to raise sufficient capital through the sale of interests to repay its portion of the Committed Bridge Facility, the Company will continue to be obligated under the Committed Bridge Facility until the Company generates proceeds from operations or the sale of Equipment sufficient for repayment. Borrowings by the Company are guaranteed by the Manager. As of December 31, 1995, neither the Company, the Partnerships, nor TECAI had any outstanding borrowings under the Committed Bridge Facility.

6.   Income Taxes

     The Company is not subject to income taxes as any income or loss is included in the tax returns of the individual members. Accordingly, no provision for income taxes has been made in the financial statements of the Company.

         As of December 31, 1995, there were temporary differences of approximately $1,108,000 between the financial statement carrying values of certain assets and liabilities and the income tax basis of such assets and liabilities, primarily due to differences in depreciation methods and equipment reserves.

7.   Subsequent Events

     Subsequent to year-end, the Company purchased 50 new refrigerated trailers for $1,850,000.

                   PROFESSIONAL LEASE MANAGEMENT INCOME FUND I

                                INDEX OF EXHIBITS


  Exhibit                                                             Page

    4.     Limited Partnership Agreement of Partnership.               *

   10.1    Management Agreement between Partnership and                *
           PLM Investment Management, Inc.

   10.2 Amended and restated Warehousing Credit Agreement, dated as of September 27, * 1995 with First Union National Bank of North
           Carolina. Incorporated by reference to the Partnership quarterly report on Form 10Q filed with the Securities and Exchange Commission November 10, 1995.

   25.     Powers of Attorney.                                       35-37




* Incorporated by reference.  See page 18 of this report.