Form 10-Q
period 1996-03-31
PROFESSIONAL LEASE MANAGEMENT INCOME FUND I LLC
filed 1996-05-15
CIK 928956

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------
                                    FORM 10-Q


         [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended March 31, 1996.

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

    Class                                      Outstanding at May 14, 1996

  Member A                                            5,000,000
  Member B                                               1

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)

                                 BALANCE SHEETS

                                     ASSETS

                                                                                 March 31,         December 31,
                                                                                   1996                1995
                                                                             --------------------------------------

  Assets:

  Equipment held for operating leases                                         $   38,089,681      $   36,139,950
  Less accumulated depreciation                                                   (4,353,497)         (2,869,535)
                                                                             --------------------------------------
    Net equipment                                                                 33,736,184          33,270,415

  Cash and cash equivalents                                                       17,472,480           6,803,946
  Restricted cash                                                                  8,331,078           6,315,548
  Investment in unconsolidated special purpose entities                           20,691,954          14,596,206
  Accounts receivable, net of allowance for doubtful accounts
    of $0 in 1996 and $7,835 in 1995                                               1,076,304             797,097
  Prepaid expenses                                                                   384,747             416,515
  Organization and offering costs, net of accumulated amortization
    of $67,564 in 1996 and $45,732 in 1995                                           372,823             389,289
                                                                             --------------------------------------

  Total assets                                                                $   82,065,570      $   62,589,016
                                                                             ======================================


                                          LIABILITIES AND MEMBERS' EQUITY


  Liabilities:

  Accounts payable and accrued expenses                                       $      152,988      $      664,686
  Due to affiliates                                                                   77,008             387,197
  Prepaid deposits and reserves for repairs                                          147,049             135,409
                                                                             --------------------------------------
    Total liabilities                                                                377,045           1,187,292

  Subscriptions in escrow                                                          8,258,460           6,259,500

  Members' equity:

  Class A Members (3,829,012 Units at March 31, 1996 and
    2,831,388 Units at December 31, 1995)                                         73,316,162          54,836,617
  Class B Member                                                                     113,903             305,607
                                                                             --------------------------------------
    Total Members' Equity                                                         73,430,065          55,142,224
                                                                             --------------------------------------

  Total liabilities and members' equity                                       $   82,065,570      $   62,589,016
                                                                             ======================================



                       See accompanying notes to financial
                                  statements.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)

                             STATEMENT OF OPERATIONS
                    For the three months ended March 31, 1996

  Revenues:

    Lease revenues                                                               $    2,157,177
    Interest and other income                                                           255,366
                                                                                 ----------------
    Total revenues                                                                    2,412,543

  Expenses:

    Depreciation and amortization                                                     1,505,795
    Management fees to affiliate                                                        113,686
    Repairs and maintenance                                                             280,473
    Interest expense                                                                      8,902
    Insurance expense to affiliates                                                       2,106
    Insurance expense                                                                    88,055
    Marine equipment operating expenses                                                 257,549
    General and administrative expenses to affiliates                                    51,849
    Other general and administrative expenses                                            80,970
                                                                                 ----------------
  Total expenses                                                                      2,389,385
                                                                                 ----------------

  Equity in net income of unconsolidated special purpose entities                       (47,646)
                                                                                 ----------------

  Net loss                                                                       $      (24,488)
                                                                                 ================

  Members' share of net loss:
    Class A Members                                                              $      (24,243)
    Class B Member                                                                         (245)
                                                                                 ================
  Total                                                                          $      (24,488)
                                                                                 ================

  Net income per Unit
    (3,829,012 Units at March 31, 1996 and 5 Units held by an officer
      of the Manager)                                                            $        (0.01)
                                                                                 ================

  Cash distributions                                                             $    1,623,817
                                                                                 ================

                       See accompanying notes to financial
                                  statements.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)

                   STATEMENT OF CHANGES IN MEMBERS' EQUITY For
               the period from December 31, 1994 to March 31, 1996



                                                           Class A             Class B               Total
                                                       ----------------------------------------------------------

  Members' equity at December 31, 1994                 $          100       $           --      $          100

  Members' capital contributions                           56,627,660            9,536,106          66,163,766

  Syndication costs                                                --           (9,101,085)         (9,101,085)

  Net loss                                                   (611,811)              (6,180)           (617,991)

  Distributions                                            (1,179,332)            (123,234)         (1,302,566)
                                                       ----------------------------------------------------------

  Members' equity at December 31, 1995                     54,836,617              305,607          55,142,224

  Members' capital contributions                           19,930,780            2,987,099          22,917,879

  Syndication costs                                                --           (2,981,733)         (2,981,733)

  Net loss                                                    (24,243)                (245)            (24,488)

  Distributions                                            (1,426,992)            (196,825)         (1,623,817)
                                                       ----------------------------------------------------------

  Members' equity at March 31, 1996                    $   73,316,162       $      113,903      $   73,430,065
                                                       ==========================================================



                       See accompanying notes to financial
                                  statements.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)

                             STATEMENT OF CASH FLOWS
                    For the three months ended March 31, 1996


  Cash flows from operating activities:
    Net loss                                                          $       (24,488)
    Adjustments to reconcile net income to net cash
      provided by operating activities:
    Depreciation and amortization                                           1,505,795
    Cash distributions from unconsolidated special purpose
      entities in excess of income accrued                                  2,910,394
    Changes in operating assets and liabilities:
      Accounts receivable, net                                               (279,207)
      Prepaid expenses                                                         31,768
      Accounts payable and accrued expenses                                  (511,698)
      Due to affiliates                                                      (310,189)
      Prepaid deposits and reserves for repairs                                11,640
                                                                     -------------------
  Net cash provided by operating activities                                 3,334,015
                                                                     -------------------

  Investing activities:
    Payments for purchase of equipment                                     (1,949,732)
    Equipment purchased and placed in unconsolidated
      special purpose entities                                             (9,006,142)
                                                                     -------------------
  Net cash used in investing activities                                   (10,955,874)
                                                                     -------------------

  Financing activities:
    Cash distributions to Class A Members                                  (1,426,992)
    Cash distributions to Class B Member                                     (196,825)
    Class A members capital contribution                                   19,930,780
    Increase in subscriptions in escrow                                     1,998,960
    Increase in restricted cash from subscriptions in escrow, net          (2,015,530)
                                                                     -------------------
  Cash provided by financing activities                                    18,290,393
                                                                     -------------------

  Cash and cash equivalents:
  Net increase in cash and cash equivalents                                10,668,534

  Cash and cash equivalents at beginning of period                          6,803,946
                                                                     -------------------

  Cash and cash equivalents at end of period                          $    17,472,480
                                                                     ===================

  Supplemental information:
  Interest paid                                                       $         8,902
                                                                     ===================

  Non cash items:
    Syndication and offering costs paid by Class B Member             $     2,987,099
                                                                     ===================

                       See accompanying notes to financial
                                  statements.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1996


1.   Basis of Presentation

     Organization

     At March 31, 1996, the Company had received $84,817,000 (4,240,850 units) in Class A subscriptions. As of March 31, 1996, the Fund had admitted $76,558,540 (3,827,927) Class A Units. Effective May 13, 1996, the Manager ceased its current offering of Professional Lease Management Income Fund I, L.L.C. As of this date, the Fund had received a total of $100,000,000 (5,000,000) Class A Units, and had admitted $95,306,860 (4,765,343) Class A
     Units. As of April 13, 1995, the Company had accepted subscription agreements for 79,408 Class A Units ($1,588,160) thereby meeting the minimum subscriptions of 75,000 Class A Units, exclusive of subscriptions from Pennsylvania residents, needed for release of funds from escrow.

     At March 31, 1996, the Class B Member had capital contributions of $12,523,205 representing the cash payments for organization and syndication costs. Syndication costs of $12,082,818 are recorded as a reduction to Class B Member's equity.

2.   Opinion of Management

     In the opinion of the management of PLM Financial Services, Inc., the Manager, the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of Professional Lease Management Income Fund I, L.L.C. (Fund I or the Company) as of March 31, 1996, the statements of operations and cash flows for the three months ended March 31, 1996 and 1995, and the statements of changes in partners' capital for the period from December 31, 1994 to March 31, 1996. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995, on file at the Securities and Exchange Commission.

3.   Investment in Unconsolidated Special Purpose Entities

     During the first quarter ended March 31, 1996, the Company purchased a 20% beneficial interest in a trust which owns five Boeing 737-200 aircraft for $5.6 million, and a 50% interest in a marine vessel for $3.4 million (a deposit of $0.4 million was lodged in December of 1995). The remaining interests are owned by affiliated partnerships.

     The Company accounts for investments in unconsolidated special purpose entities using the equity method.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1996

3.   Investment in Unconsolidated Special Purpose Entities (continued)

     The net investments in unconsolidated special purpose entities include the following jointly-owned equipment (and related assets and liabilities):

                                                                          March 31,        December 31,
            %            Equipment                                          1996              1995
        Ownership
- - ------------------------------------------------------------------------------------------------------------

            33%       Two trusts consisting of:
                        Three 737-200A Stage II
                           commercial aircraft
                        Two aircraft engines
                        Portfolio of rotable components                $     7,688,623   $    10,109,664
            14%       Trust consisting of seven 737-200A
                        Stage II commercial aircraft                         3,776,721         4,108,555
            20%       Trust consisting of five 737-200A
                        Stage II commercial aircraft                         5,468,417                --
            50%       Cargo marine vessel                                    3,758,193           377,987
                                                                     ---------------------------------------
                      Total investments                                $    20,691,954   $    14,596,206
                                                                     =======================================

4.   Reclassifications

     Certain amounts in the 1995 financial statements have been reclassified to conform with the 1996 presentation.

5.   Cash Distributions

     Cash distributions are recorded when paid and totaled $1,623,817 for the three months ended March 31, 1996. Cash distributions to Class A Unitholders in excess of net income are considered to represent a return of capital using the generally accepted accounting principle basis. Cash distributions to Class A Unitholders of $1,426,992 for the three months ended March 31, 1996, were deemed to be a return of capital.

         Cash distributions related to the first quarter results of $465,209 were paid or are payable during April, 1996, to the Class A Unitholders of record as of March 31, 1996, for unitholders who elected for monthly distributions. Quarterly cash distributions of approximately $787,987 were declared on April 25, 1996 and are to be paid on May 15, 1996 to Class A and Class B Unitholders.

6.   Restricted Cash

     Subscription deposits for Units in escrow are considered restricted cash until the members are admitted, usually the first day of the following month, upon which the funds are no longer considered restricted cash.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1996

7.   Equipment

     Owned equipment held for operating leases is stated at cost. The components of owned equipment are as follows:

                                                   March 31,        December 31,
                                                     1996               1995
                                              ---------------------------------------

  Rail equipment                               $    13,137,145    $    13,112,390
  Aircraft                                           4,000,000          4,000,000
  Marine vessel                                     12,256,531         12,256,532
  Trailers                                           8,696,005          6,771,028
                                              ---------------------------------------
                                                    38,089,681         36,139,950
  Less accumulated depreciation                     (4,353,497)        (2,869,535)
                                              ---------------------------------------

  Net equipment                                $    33,736,184    $    33,270,415
                                              =======================================

     Revenues are earned by placing the equipment under operating leases which are generally billed monthly or quarterly. The Company's marine vessel is leased to an operator of utilization-type leasing pools which include equipment owned by unaffiliated entities. In such instances, revenues received by the Company consist of a specified percentage of revenues generated by leasing the equipment to sublessees, after deducting certain direct operating expenses of the pooled equipment. Rents for railcars are based on mileage traveled or a fixed rate; rents for all other equipment are based on fixed rates.

     During the first quarter ended March 31, 1996, the Company purchased 50 new refrigerated trailers and one box car for $1.9 million.

     As of March 31, 1996, all equipment in the Company portfolio was either on lease or operating in PLM-affiliated short-term trailer rental facilities except two railcars. The carrying value of these railcars was $0.1 million. At December 31, 1995, all equipment in the Company portfolio was either on lease or operating in PLM-affiliate short-term trailer rental facilities.

8.   Other Transactions with Affiliates

     In certain circumstances, the Manager will be entitled to a monthly re-lease fee for re-leasing services following expiration of the initial lease, charter or other contract for certain Equipment equal to the lesser of (a) the fees which would be charged by an independent third party for comparable services for comparable equipment or (b) 2% of Gross Lease Revenues derived from such re-lease. No re-lease fee, however, shall be payable if such fee would cause the combination of the equipment management fee paid to IMI or the re-lease fees to exceed 7% Gross Lease Revenues.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1996

9.   Debt

     The Manager has entered into a joint $25 million credit facility (the "Committed Bridge Facility") on behalf of the Company, PLM Equipment Growth Fund II, PLM Equipment Growth Fund III, PLM Equipment Growth Fund IV, PLM Equipment Growth Fund V, PLM Equipment Growth Fund VI, and PLM Equipment Growth & Income Fund VII, all affiliated investment programs, and TEC
     Acquisub, Inc. ("TECAI"), an indirect wholly-owned subsidiary of the Manager, which may be used to provide interim financing of up to (i) 70% of the aggregate book value or 50% of the aggregate net fair market value of eligible equipment owned by an affiliate plus (ii) 50% of unrestricted cash held by the borrower. The Committed Bridge Facility became available on December 20, 1993, and wasamended and restated on September 27, 1995 to expire on September 30, 1996. The Committed Bridge Facility also provides for a $5 million Letter of Credit Facility for the eligible borrowers. Outstanding borrowings by the Company, TECAI or PLM Equipment Growth Funds II through VII reduce the amount available to each other under the Committed Bridge Facility. Individual borrowings may be outstanding for no more than 179 days, with all advances due no later than September 30, 1996. The Committed Bridge Facility prohibits the Company from incurring any additional indebtedness. Interest accrues at either the prime rate or adjusted LIBOR plus 2.5% at the borrowers option and is set at the time of an advance of funds. At September 30, 1995, outstanding borrowings under this facility totaled $12,310,019. To the extent the Company is unable to raise sufficient capital through the sale of interests to repay its portion of the Committed Bridge Facility, the Company will continue to be obligated under the Committed Bridge Facility until the Company generates proceeds from operations or the sale of Equipment sufficient for repayment. Borrowings by the Company are guaranteed by the Manager. As of March 31, 1996, PLM Equipment Growth Fund V had $5,610,000 in outstanding borrowings under the Committed Bridge Facility, PLM Equipment Growth Fund VI had $11,220,000 and TECAI had $7,706,000. Neither the Company, nor the other Partnerships, had any outstanding borrowings. The Manager is in negotiations to renew the facility. The Manager believes it will successfully negotiate an extension of the facility prior to expiration on terms at least as favorable as those in the current facility.

10.  Subsequent Event

     As of May 13, 1996, Professional Lease Management Income Fund I, L.L.C. closed its equity-raising stage with $100 million in equity received.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

(I)  RESULTS OF OPERATIONS - Quarter Over Quarter Summary

As of May 13, 1996, Professional Lease Management Income Fund I, L.L.C. closed its equity-raising stage. The Company commenced significant operations in May 1995. As of March 31, 1996, the Company had purchased and placed into service $61.8 million of equipment. Of the acquisitions, $23.7 million represents partial interests in aircraft, aircraft engines and rotables, and a marine vessel purchased by the Company which have been placed in special purpose entities for ownership purposes. All of these purchases were completed with a combination of unrestricted cash, interim financing, and an advance from an affiliate of the Manager. The nine day advance from the Manager was repaid (including interest at commercial loan rates) in July of 1995. Revenues of $2.4 million were generated during the first quarter of 1996. Expenses of $2.4 million for the first quarter of 1996 consisted primarily of depreciation expense, using the double-declining balance method, and normal operating costs incurred as equipment is being purchased and placed in service. Equity in net income of unconsolidated special purpose entities represents net income generated from jointly owned assets accounted for under the equity method. As of March 31, 1996, jointly-owned assets consisted of a 50% interest in a marine vessel, a 14% beneficial interest in a trust which owns seven Boeing 737-200A aircraft, a 20% beneficial interest in a trust which owns five Boeing 737-200A aircraft, and a 33.33% beneficial interest in two trusts (the Trusts) which own three Boeing 737-200A aircraft, two spare Pratt & Whitney JT8D-17A engines and a rotables package. Revenues of $1.2 million were generated in the first quarter of 1996 for these partially owned assets. Expenses of $1.2 million for the first quarter of 1996 consisted primarily of depreciation expense for these partially owned assets.

The Company's performance during first quarter of 1996 is not necessarily indicative of future periods.

All equipment purchased by the Company was on lease at March 31, 1996.

(II) FINANCIAL CONDITION - CAPITAL RESOURCES, LIQUIDITY AND DISTRIBUTIONS

The Manager is currently purchasing the Company's initial equipment portfolio with capital raised from its equity offering and interim financing. As of May 13, 1996, the Company closed its equity offering. In the future, permanent financing may be secured by the Manager to be used for additional equipment purchases. The Company will use operating cash flow to meet its operating obligations, make cash distributions to investors, and reinvest any available surplus cash to increase the Company's equipment portfolio.

The Manager has entered into a joint $25 million credit facility (the Committed Bridge Facility) on behalf of the Company, PLM Equipment Growth Fund II, PLM Equipment Growth Fund III, PLM Equipment Growth Fund IV, PLM Equipment Growth Fund V, PLM Equipment Growth Fund VI, and PLM Equipment Growth & Income Fund VII, all affiliated Partnerships, and TEC Acquisub, Inc. (TECAI), an indirect wholly-owned subsidiary of the Manager, which may be used to provide interim financing of up to (i) 70% of the aggregate book value or 50% of the aggregate net fair market value of eligible equipment owned by an affiliate plus (ii) 50% of unrestricted cash held by the borrower. The Committed Bridge Facility became available on December 20, 1993, and became available to the Company on May 8, 1995 and was amended and restated on September 27, 1995 to expire on September 30, 1996. The Committed Bridge Facility also provides for a $5 million Letter of Credit Facility for the eligible borrowers. Outstanding borrowings by the Company, TECAI or PLM Equipment Growth Funds II through VII reduce the amount available to each other under the Committed Bridge Facility. Individual borrowings may be outstanding for no more than 179 days, with all advances due no later than September 30, 1996. The Committed Bridge Facility prohibits the Company from incurring any additional indebtedness. Interest accrues at either the prime rate or adjusted LIBOR plus 2.5% at the borrower's option and is set at the time of an advance of funds. To the extent the Company is unable to raise sufficient capital through the sale of interests to repay its portion of the Committed Bridge Facility, the Company will continue to be obligated under the Committed Bridge Facility until the Company generates proceeds from operations or the sale of Equipment sufficient for repayment. Borrowings by the Company are guaranteed by the Manager. As of March 31, 1996, PLM Equipment Growth Fund V had $5,610,000 in outstanding borrowings under the Committed Bridge Facility, PLM Equipment Growth Fund VI had $11,220,000 and and TECAI had $7,706,000. Neither the Company, nor the other Partnerships, had any outstanding borrowings. The Manager is in negotiations to renew the facility. The Manager believes it will successfully negotiate an extension of the facility prior to expiration on terms at least as favorable as those in the current facility.

At March 31, 1996, the Company had received $84,817,000 (4,240,850 units) in Class A subscriptions. As of March 31, 1996, the Fund had admitted $76,558,540 (3,827,927) Class A Units. Effective May 13, 1996, the Manager ceased its current offering of Professional Lease Management Income Fund I, L.L.C. As of date, the Fund had received a total of $100,000,000 (5,000,000) Class A Units, and had admitted $95,306,860 (4,765,343) Class A Units. As of April 13, 1995, the Company had accepted subscription agreements for 79,408 Class A Units ($1,588,160) thereby meeting the minimum subscriptions of 75,000 Class A Units, exclusive of subscriptions from Pennsylvania residents, needed for release of funds from escrow.

(III)    TRENDS

The Company's operation of a diversified equipment portfolio in a broad base of markets is intended to reduce its exposure to volatility in individual equipment sectors. Throughout 1995 and the first quarter of 1996, market conditions, supply and demand equilibrium, and other factors varied in several markets. In the refrigerated over-the-road trailer markets, oversupply conditions, industry consolidations, and other factors resulted in falling rates and lower returns. In the dry over-the-road trailer markets, strong demand and a backlog of new equipment deliveries produced high utilization and returns. The marine vessel and rail markets could be generally categorized by increasing rates as the demand for equipment is increasing faster than new additions net of retirements. Finally, demand for narrowbody Stage II aircraft, such as those owned by the Company, has increased as expected savings from newer narrowbody aircraft have not materialized and deliveries of the newer aircraft have slowed down. These trends are expected to continue for the near term. These different markets have had individual effects on the performance of Company equipment - in some cases resulting in declining performance, and in others, in improved performance.

     The ability of the Company to realize acceptable lease rates on its equipment in the different equipment markets is contingent on many factors, such as specific market conditions and economic activity, technological obsolescence, governmental or other regulations, and others. The unpredictability of some of these factors, or of their occurrence, makes it difficult for the Manager to clearly define trends or influences that may impact the performance of the Company's equipment. The Manager continuously monitors both the equipment markets and the performance of the Company's equipment in these markets. The Manager may make an evaluation to reduce the Company's exposure to equipment markets in which it determines that it cannot operate equipment and achieve acceptable rates of return. Alternatively, the Manager may make a determination to enter equipment markets in which it perceives opportunities to profit from supply-demand instabilities or other market imperfections.

     The Company intends to use excess cash flow, if any, after payment of expenses, and cash distributions to acquire additional equipment during the first seven years of Company operations. The Manager believes these acquisitions may cause the Company to generate additional earnings and cash flow for the Company.

                           PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

               None

         (b)  Reports on Form 8-K

              None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             PROFESSIONAL LEASE MANAGEMENT
                                             INCOME FUND I, L.L.C.
                                             By:  PLM Financial Services, Inc.
                                                  Manager




Date: May 14, 1996
                                             By:  /s/ David J. Davis
                                                  -------------------------
                                                  David J. Davis
                                                  Vice President and
                                                  Corporate Controller