Form 10-Q
period 1996-06-30
PROFESSIONAL LEASE MANAGEMENT INCOME FUND I LLC
filed 1996-08-12
CIK 928956

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------
                                    FORM 10-Q


         [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended June 30, 1996.

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

     Class                                   Outstanding at August 4, 1996

  Member A                                           4,999,581
  Member B                                              1

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)

                                 BALANCE SHEETS

                                     ASSETS

                                                                                  June 30,          December 31,
                                                                                    1996                1995
                                                                              -------------------------------------

   Assets:

   Equipment held for operating leases                                        $   38,123,897      $   36,139,950
   Less accumulated depreciation                                                  (5,882,309 )        (2,869,535 )
                                                                              -------------------------------------
     Net equipment                                                                32,241,588          33,270,415

   Cash and cash equivalents                                                      40,839,958           6,803,946
   Restricted cash                                                                        --           6,315,548
   Investment in unconsolidated special purpose entities                          19,989,632          14,596,206
   Accounts receivable, net of allowance for doubtful accounts
     of $1,973 in 1996 and $7,835 in 1995                                          1,195,254             797,097
   Prepaid expenses                                                                  394,171             416,515
   Organization and offering costs, net of accumulated amortization
     of $89,598 in 1996 and $45,732 in 1995                                          352,539             389,289
                                                                              -------------------------------------

   Total assets                                                               $   95,013,142      $   62,589,016
                                                                              =====================================


                         LIABILITIES AND MEMBERS' EQUITY


   Liabilities:

   Accounts payable and accrued expenses                                      $      185,749      $      664,686
   Due to affiliates                                                                  59,450             387,197
   Prepaid deposits and reserves for repairs                                         171,226             135,409
                                                                              -------------------------------------
     Total liabilities                                                               416,425           1,187,292

   Subscriptions in escrow                                                                --           6,259,500

   Members' equity:

   Class A Members (4,999,581 Units at June 30, 1996 and
     2,831,388 Units at December 31, 1995)                                        94,596,717          54,836,617
   Class B Member                                                                         --             305,607
                                                                              -------------------------------------
     Total Members' Equity                                                        94,596,717          55,142,224
                                                                              -------------------------------------

   Total liabilities and members' equity                                      $   95,013,142      $   62,589,016
                                                                              =====================================




                       See accompanying notes to financial
                                  statements.

                             PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                                    (A Delaware Limited Liability Company)

                                           STATEMENT OF OPERATIONS


                                                        For the three months                 For the six months
                                                           ended June 30,                      ended June 30,
                                                        1996             1995             1996              1995
                                                   ---------------------------------------------------------------------

   Revenues:

     Lease revenue                                 $   2,116,842    $    360,497    $   4,274,019      $     360,497
     Interest and other income                           445,360          33,237          700,726             33,237
                                                   ---------------------------------------------------------------------
         Total revenues                                2,562,202         393,734        4,974,745            393,734

   Expenses:

     Depreciation and amortization                     1,550,845         464,322        3,056,640            464,322
     Management fees to affiliate                        142,870          18,025          256,556             18,025
     Repairs and maintenance                             242,813          49,268          523,286             49,268
     Interest expense                                         --         101,710            8,902            101,710
     Insurance expense to affiliate                        2,106           5,000            4,212              5,000
     Insurance expense                                    44,294              --          132,349                 --
     Marine equipment operating expenses                 219,087           5,260          476,636              5,260
     General and administrative
       expenses to affiliates                            161,869           8,568          213,718              8,568
     Other general and administrative
        expenses                                          73,073           6,921          154,043              6,921
                                                   ---------------------------------------------------------------------
         Total expenses                                2,436,957         659,074        4,826,342            659,074
                                                   ---------------------------------------------------------------------

   Equity in net loss of unconsolidated
     special purpose entities                            (17,775 )            --          (65,421 )               --
                                                   ---------------------------------------------------------------------

   Net income (loss)                               $     107,470    $   (265,340 )  $      82,982      $    (265,340 )
                                                   =====================================================================

   Partners' share of net income (loss):

     Members A                                     $     (84,172 )  $   (262,686 )  $    (108,415 )    $    (262,686 )
     Member B                                            191,642          (2,654 )        191,397             (2,654 )
                                                   ---------------------------------------------------------------------

           Total                                   $     107,470    $   (265,340 )  $      82,982      $    (265,340 )
                                                   =====================================================================

   Net income (loss) per Depositary Unit
     (4,999,581 and 438,451 Units,
      respectively, at June 30, 1996 and 1995)     $       (0.02 )  $        N/A    $       (0.02 )    $         N/A
                                                   =====================================================================

   Cash distributions                              $   2,375,648    $     21,725    $   3,999,465      $      21,725
                                                   =====================================================================


                       See accompanying notes to financial
                                  statements.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)

                   STATEMENT OF CHANGES IN MEMBERS' EQUITY For
               the period from December 31, 1994 to June 30, 1996


                                                            Class A             Class B               Total
                                                        ---------------------------------------------------------

   Members' equity at December 31, 1994                $          100       $          --        $         100

   Members' capital contributions                          56,627,660           9,536,106           66,163,766

   Syndication costs                                               --          (9,101,085 )         (9,101,085 )

   Net loss                                                  (611,811 )            (6,180 )           (617,991 )

   Distributions                                           (1,179,332 )          (123,234 )         (1,302,566 )
                                                        ---------------------------------------------------------

   Members' equity at December 31, 1995                    54,836,617             305,607           55,142,224

   Members' capital contributions                          43,363,860           5,053,254           48,417,114

   Syndication costs                                               --          (5,046,138 )         (5,046,138 )

   Net income (loss)                                         (108,415 )           191,397               82,982

   Distributions                                           (3,495,345 )          (504,120 )         (3,999,465 )
                                                        ---------------------------------------------------------

   Members' equity at June 30, 1996                    $   94,596,717       $          --        $  94,596,717
                                                        =========================================================



                       See accompanying notes to financial
                                  statements.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)

                             STATEMENT OF CASH FLOWS
                        For the six months ended June 30,

                                                                                 1996                  1995
                                                                           ----------------------------------------
    Cash flows from operating activities:
      Net income (loss)                                                    $       82,982        $      (265,340 )
      Adjustments to reconcile net income to net cash
        provided by operating activities:
      Depreciation and amortization                                             3,056,640                464,322
      Loss from unconsolidated special purpose
        entities in excess of cash received                                     3,674,187                     --
      Changes in operating assets and liabilities:
        Accounts receivable, net                                                 (398,157 )             (252,142 )
        Prepaid expenses                                                           22,344                     --
        Accounts payable and accrued expenses                                    (478,937 )               98,531
        Due to affiliates                                                        (327,747 )               35,023
        Prepaid deposits and reserves for repairs                                  35,817                     --
                                                                           ----------------------------------------
    Net cash provided by operating activities                                   5,667,129                 80,394
                                                                           ----------------------------------------

    Investing activities:
      Payments for purchase of equipment                                       (1,983,947 )          (27,220,349 )
      Equipment purchased and placed in unconsolidated
        special purpose entities                                               (9,067,613 )                   --
                                                                           ----------------------------------------

    Net cash used in investing activities                                     (11,051,560 )          (27,220,349 )
                                                                           ----------------------------------------

    Financing activities:
      Proceeds from notes payable                                                      --             14,591,453
      Due to affiliates                                                                --              3,956,300
      Cash distributions to Class A Members                                    (3,495,345 )              (21,725 )
      Cash distributions to Class B Member                                       (504,120 )                   --
      Class A members capital contribution                                     43,363,860              8,768,920
      (Decrease) increase in subscriptions in escrow                           (6,259,500 )            8,394,799
      Decrease (increase) in restricted cash from subscriptions
        in escrow, net                                                          6,315,548             (8,414,883 )
                                                                           ----------------------------------------
    Cash provided by financing activities                                      39,420,443             27,274,864
                                                                           ----------------------------------------

    Cash and cash equivalents:
    Net increase in cash and cash equivalents                                  34,036,012                134,909

    Cash and cash equivalents at beginning of period                            6,803,946                    100
                                                                           ----------------------------------------

    Cash and cash equivalents at end of period                             $   40,839,958        $       135,009
                                                                           ========================================

    Supplemental information:
    Interest paid                                                          $        8,902        $        42,714
                                                                           ========================================

    Non cash items:
      Syndication and offering costs paid by Class B Member                $    5,053,254        $     3,580,028
                                                                           ========================================

                See accompanying notes to financial statements.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1996


1.   Basis of Preparation

     Organization

     Professional Lease Management Income Fund I, L.L.C., a Delaware Limited Liability Company (Fund I or the Company) was formed on August 22, 1994. The Company's offering became effective on January 23, 1996. On May 13, 1996, the Company ceased its offering after subscriptions were accepted for 5,000,000 Class A Units ($100,000,000).

     At June 30, 1996, the Class B Member had capital contributions of $14,589,360 representing the cash payments for organization and syndication costs. Syndication costs of $14,147,223 are recorded as a reduction to Class B Member's equity.

2.   Opinion of Management

     In the opinion of the management of PLM Financial Services, Inc. (FSI), the Manager, the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of Fund I or the Company as of June 30, 1996, the statements of operations for the three and six months ended June 30, 1996 and 1995, the statements of changes in partners' capital for the period from December 31, 1994 to June 30, 1996, and the statements of cash flow for the six months ended June 30, 1996 and 1995. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995, on file at the Securities and Exchange Commission.

3.   Investment in Unconsolidated Special Purpose Entities

     During the six months ended June 30, 1996, the Company purchased a 20% beneficial interest in a trust which owns five Boeing 737-200 aircraft for $5.6 million, and a 50% interest in a marine vessel for $3.4 million (a deposit of $0.4 million was lodged in December of 1995). The remaining interests are owned by affiliated partnerships.

     The Company accounts for investments in unconsolidated special purpose entities using the equity method.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1996

3.   Investment in Unconsolidated Special Purpose Entities (continued)

     The net investments in unconsolidated special purpose entities include the following jointly-owned equipment (and related assets and liabilities):

                                                                               June 30,           December 31,
           % Ownership    Equipment                                              1996                 1995
        -----------------------------------------------------------------------------------------------------------

              33%        Two trusts consisting of:
                            Three 737-200A Stage II
                               commercial aircraft
                            Two aircraft engines
                            Portfolio of rotable components                $     8,058,097      $    10,109,664
               14%        Trust consisting of seven 737-200A
                            Stage II commercial aircraft                         3,467,104            4,108,555
               20%        Trust consisting of five 737-200A
                            Stage II commercial aircraft                         5,037,064                   --
               50%        Cargo marine vessel                                    3,427,368              377,987
                                                                         ------------------------------------------
                          Total investments                                $    19,989,632      $    14,596,206
                                                                         ==========================================

4.   Reclassifications

     Certain amounts in the 1995 financial statements have been reclassified to conform with the 1996 presentation.

5.   Cash Distributions

     Cash distributions are recorded when paid and totaled $2,375,648 and $21,725 for the three months ended June 30, 1996 and 1995, respectively, and $3,999,465 and $21,725 for the six months ended June 30, 1996 and 1995, respectively. Cash distributions to Class A Unitholders in excess of net income are considered to represent a return of capital on a generally accepted accounting principle basis. Cash distributions to Class A Unitholders of $3,495,345 and $21,275 for the six months ended June 30, 1996 and 1995, were deemed to be a return of capital.

     Cash distributions related to the second quarter results of $617,675 were paid or are payable during July, 1996, to the Class A Unitholders of record as of June 30, 1996, for unitholders who elected for monthly distributions. Quarterly cash distributions of approximately $1,033,562 were declared on July 30, 1996 and are to be paid on August 15, 1996 to Class A and Class B Unitholders.

6.   Restricted Cash

     At December 31, 1995, restricted cash represented subscription deposits for Units in escrow which were considered restricted cash until the members were admitted, usually the first day of the following month, upon which the funds were no longer considered restricted cash.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1996

7.   Equipment

     Owned equipment held for operating leases is stated at cost. The components of owned equipment are as follows:

                                                   June 30,           December 31,
                                                     1996                 1995
                                               ---------------------------------------

   Rail equipment                              $   13,151,703       $   13,112,390
   Aircraft                                         4,000,000            4,000,000
   Marine vessel                                   12,256,531           12,256,532
   Trailers                                         8,715,663            6,771,028
                                               ---------------------------------------
                                                   38,123,897           36,139,950
   Less accumulated depreciation                   (5,882,309 )         (2,869,535 )
                                               ---------------------------------------

   Net equipment                               $   32,241,588       $   33,270,415
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

     During the six months ended June 30, 1996, the Company purchased 50 new refrigerated trailers and one railcar for $2.0 million.

     As of June 30, 1996, all equipment in the Company portfolio was either on lease or operating in PLM-affiliated short-term trailer rental facilities. At December 31, 1995, all equipment in the Company portfolio was either on lease or operating in PLM-affiliate short-term trailer rental facilities.

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

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1996

9.   Debt

     The Manager has entered into a joint $35 million credit facility (the "Committed Bridge Facility") on behalf of the Company, PLM Equipment Growth Fund III, PLM Equipment Growth Fund IV, PLM Equipment Growth Fund V, PLM Equipment Growth Fund VI, and PLM Equipment Growth & Income Fund VII, all affiliated investment programs, TEC Acquisub, Inc. ("TECAI"), an indirect wholly-owned subsidiary of the Manager and American Finance Group ("AFG"), a subsidiary of PLM International, which may be used to provide interim financing of up to (i) 70% of the aggregate book value or 50% of the aggregate net fair market value of eligible equipment owned by an affiliate plus (ii) 50% of unrestricted cash held by the borrower. The Committed Bridge Facility became available on December 20, 1993, and was amended and restated in June 1996 to expire on May 23, 1997. The Committed Bridge Facility also provides for a $5 million Letter of Credit Facility for the eligible borrowers. Outstanding borrowings by the Company, TECAI, AFG or PLM Equipment Growth Funds III through VII reduce the amount available to each other under the Committed Bridge Facility. Individual borrowings may be outstanding for no more than 179 days, with all advances due no later than May 23, 1997. The Committed Bridge Facility prohibits the Company from incurring any additional indebtedness. Interest accrues at either the prime rate or adjusted LIBOR plus 2.5% at the borrowers option and is set at the time of an advance of funds. To the extent the Company is unable to raise sufficient capital through the sale of interests to repay its portion of the Committed Bridge Facility, the Company will continue to be obligated under the Committed Bridge Facility until the Company generates proceeds from operations or the sale of Equipment sufficient for repayment. Borrowings by the Company are guaranteed by the Manager. As of June 30, 1996, PLM Equipment Growth Fund VI had $9.0 million in outstanding borrowings and TECAI had $24.8 million in outstanding borrowings under the Committed Bridge Facility. None of the other programs had any outstanding borrowings.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

(I)  RESULTS OF OPERATIONS - Quarter Over Quarter Summary

As of May 13, 1996, Professional Lease Management Income Fund I, L.L.C. closed its equity-raising stage. The Company commenced significant operations in May 1995. As of June 30, 1996, the Company had purchased and placed into service $61.8 million of equipment, compared to $27.2 million at June 30, 1995. Of the acquisitions, $23.7 million represents partial interests in aircraft, aircraft engines and rotables, and a marine vessel purchased by the Company which have been placed in special purpose entities for ownership purposes. All of these purchases were completed with a combination of unrestricted cash, interim financing, and an advance from an affiliate of the Manager. The nine day advance from the Manager was repaid (including interest at commercial loan rates) in July of 1995. Revenues of $5.0 million were generated during the six months ended June 30, 1996, compared to $0.4 million in the same period in 1995. Expenses of $4.8 million for the six months ended June 30, 1996 consisted primarily of depreciation expense, using the double-declining balance method, and normal operating costs incurred as equipment is being purchased and placed in service. Expenses for the same period in 1995 totaled $0.7 million, and also consisted of depreciation expense and normal operating costs incurred when equipment is purchased and placed in service. Equity in net income of unconsolidated special purpose entities represents net income generated from jointly-owned assets accounted for under the equity method. As of June 30, 1996, jointly-owned assets consisted of a 50% interest in a marine vessel, a 14% beneficial interest in a trust which owns seven Boeing 737-200A aircraft, a 20% beneficial interest in a trust which owns five Boeing 737-200A aircraft, and a 33.33% beneficial interest in two trusts (the Trusts) which own three Boeing 737-200A aircraft, two spare Pratt & Whitney JT8D-17A engines and a rotables package. These partially-owned assets were purchased after the second quarter of 1995. Revenues of $3.0 million were generated in the six months ended June 30, 1996 for these partially owned assets. Expenses of $3.1 million for the six months ended June 30, 1996, consisted primarily of depreciation expense for these partially owned assets.

The Company's performance during the six months ended June 30, 1996, is not necessarily indicative of future periods.

All equipment purchased by the Company was on lease at June 30, 1996.

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

The Manager has entered into a joint $35 million credit facility (the "Committed Bridge Facility") on behalf of the Company, PLM Equipment Growth Fund III, PLM Equipment Growth Fund IV, PLM Equipment Growth Fund V, PLM Equipment Growth Fund VI, and PLM Equipment Growth & Income Fund VII, all affiliated investment programs, TEC Acquisub, Inc. ("TECAI"), an indirect wholly-owned subsidiary of the Manager and American Finance Group ("AFG"), a subsidiary of PLM International, which may be used to provide interim financing of up to (i) 70% of the aggregate book value or 50% of the aggregate net fair market value of eligible equipment owned by an affiliate plus (ii) 50% of unrestricted cash held by the borrower. The Committed Bridge Facility became available on December 29, 1993, and was amended and restated in June 1996 to expire on May 23, 1997. The Committed Bridge Facility also provides for a $5 million Letter of Credit Facility for the eligible borrowers. Outstanding borrowings by the Company, TECAI, AFG or PLM Equipment Growth Funds III through VII reduce the amount available to each other under the Committed Bridge Facility. Individual borrowings may be outstanding for no more than 179 days, with all advances due no later than May 28, 1997. The Committed Bridge Facility prohibits the Company from incurring any additional indebtedness. Interest accrues at either the prime rate or adjusted LIBOR at 2.5% at the borrower's option and is set at the time of advance of funds. To the extent the Company is unable to raise sufficient capital through the sale of interests to repay its portion of the Committed Bridge Facility, the Company will continue to be obligated under the Committed Bridge Facility until the Company generates proceeds from operations or the sale of Equipment sufficient for repayment. Borrowings by the Company are guaranteed by the Manager. As of August 9, 1996, PLM Equipment Growth Fund VI had $9.0 million in outstanding borrowings and TECAI had $23.9 million in outstanding borrowings under the Committed Bridge Facility. None of the other programs had any outstanding borrowings.

 (III)   TRENDS

The Company's operation of a diversified equipment portfolio in a broad base of markets is intended to reduce its exposure to volatility in individual equipment sectors. Throughout 1995 and the first six months of 1996, market conditions, supply and demand equilibrium, and other factors varied in several markets. In the refrigerated over-the-road trailer markets, oversupply conditions, industry consolidations, and other factors resulted in falling rates and lower returns. In the dry over-the-road trailer markets, strong demand and a backlog of new equipment deliveries produced high utilization and returns. The marine vessel and rail markets could be generally categorized by increasing rates as the demand for equipment is increasing faster than new additions net of retirements. Finally, demand for narrowbody Stage II aircraft, such as those owned by the Company, has increased as expected savings from newer narrowbody aircraft have not materialized and deliveries of the newer aircraft have slowed down. These trends are expected to continue for the near term. These different markets have had individual effects on the performance of Company equipment - in some cases resulting in declining performance, and in others, improved performance.

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

     The Company intends to use excess cash flow, if any, after payment of expenses, and cash distributions to acquire additional equipment during the first six years of Company operations. The Manager believes these acquisitions may cause the Company to generate additional earnings and cash flow for the Company.

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


                                        PROFESSIONAL LEASE MANAGEMENT
                                        INCOME FUND I, L.L.C.
                                        By: PLM Financial Services, Inc.
                                            Manager




Date: August 9, 1996
                                       By:  /s/ David J. Davis
                                            ---------------------------
                                            David J. Davis
                                            Vice President and
                                            Corporate Controller