Form 10-Q
period 1996-09-30
PROFESSIONAL LEASE MANAGEMENT INCOME FUND I LLC
filed 1996-11-12
CIK 928956

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------
                                    FORM 10-Q


         [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended September 30, 1996.

         [  ]     Transition Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934
                  For the transition period from              to

                       Commission file number 33-83216-01
                             -----------------------



               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
             (Exact name of registrant as specified in its charter)


       Delaware                                           94-3209289
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

One Market, Steuart Street Tower
  Suite 800, San Francisco, CA                              94105-1301
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

   Class                                   Outstanding at November 12, 1996

  Member A                                        4,999,581
  Member B                                              1

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)

                                 BALANCE SHEETS

                                     ASSETS

                                                                               September 30,        December 31,
                                                                                    1996                1995
                                                                              -------------------------------------
   Assets:

   Equipment held for operating leases                                        $   64,465,916      $   36,139,950
   Less accumulated depreciation                                                  (8,223,345 )        (2,869,535 )
                                                                              -------------------------------------
     Net equipment                                                                56,242,571          33,270,415

   Cash and cash equivalents                                                      14,491,509           6,803,946
   Restricted cash                                                                        --           6,315,548
   Investment in unconsolidated special purpose entities                          19,548,978          14,596,206
   Accounts receivable, net of allowance for doubtful accounts
     of $0 in 1996 and $7,835 in 1995                                              1,506,589             797,097
   Prepaid expenses                                                                  348,894             416,515
   Organization and offering costs, net of accumulated amortization
     of $111,632 in 1996 and $45,732 in 1995                                         330,505             389,289
                                                                              -------------------------------------

   Total assets                                                               $   92,469,046      $   62,589,016
                                                                              =====================================


                         LIABILITIES AND MEMBERS' EQUITY


   Liabilities:

   Accounts payable and accrued expenses                                      $      573,884      $      664,686
   Due to affiliates                                                                  59,148             387,197
   Prepaid deposits and reserves for repairs                                         595,300             135,409
                                                                              -------------------------------------
     Total liabilities                                                             1,228,332           1,187,292

   Subscriptions in escrow                                                                --           6,259,500

   Members' equity:

   Class A Members (4,999,581 Units at September 30, 1996 and
     2,831,388 Units at December 31, 1995)                                        91,240,714          54,836,617
   Class B Member                                                                         --             305,607
                                                                              -------------------------------------
     Total Members' Equity                                                        91,240,714          55,142,224
                                                                              -------------------------------------

   Total liabilities and members' equity                                      $   92,469,046      $   62,589,016
                                                                              =====================================




                       See accompanying notes to financial
                                  statements.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)

                             STATEMENT OF OPERATIONS


                                                        For the three months                 For the nine months
                                                         ended September 30,                 ended September 30,
                                                        1996             1995             1996              1995
                                                   ---------------------------------------------------------------------

   Revenues:

     Lease revenue                                 $   2,194,389    $  1,969,109    $   6,468,408      $   2,329,606
     Interest and other income                           487,199          15,634        1,187,925             48,871
     Gain on sale of equipment                                --          24,593               --             24,593
                                                   ---------------------------------------------------------------------
         Total revenues                                2,681,588       2,009,336        7,656,333          2,403,070

   Expenses:

     Depreciation and amortization                     2,363,072       1,492,507        5,419,712          1,956,829
     Management fees to affiliate                        127,349         138,527          383,905            156,552
     Repairs and maintenance                             322,038         233,882          845,324            283,150
     Interest expense                                         --         125,757            8,902            227,467
     Insurance expense to affiliate                        2,237             393            6,449              5,393
     Insurance expense                                    85,665              --          218,014                 --
     Marine equipment operating expenses                 139,374         304,940          616,010            310,200
     General and administrative
       expenses to affiliates                              5,509          49,736          219,227             58,304
     Other general and administrative
        expenses                                         210,995         116,972          365,038            123,893
                                                   ---------------------------------------------------------------------
         Total expenses                                3,256,239       2,462,714        8,082,581          3,121,788
                                                   ---------------------------------------------------------------------

   Equity in net income of unconsolidated
     special purpose entities                            103,755              --           38,334                 --
                                                   ---------------------------------------------------------------------

   Net loss                                        $    (470,896 )  $   (453,378 )  $    (387,914 )    $    (718,718 )
                                                   =====================================================================

   Partners' share of net income (loss):

     Class A Members                               $    (886,696 )  $   (448,845 )  $    (995,111 )    $    (711,531 )
     Class B Member                                      415,800          (4,533 )        607,197             (7,187 )
                                                   ---------------------------------------------------------------------

           Total                                   $    (470,896 )  $   (453,378 )  $    (387,914 )    $    (718,718 )
                                                   =====================================================================

   Net loss per Class A Unit
     (4,999,581 and 1,810,068 Units,
      respectively, at September 30,
      1996 and 1995)                               $       (0.18 )  $      (0.25 )  $       (0.20 )    $       (0.39 )
                                                   =====================================================================

   Cash distributions                              $   2,885,107    $    316,360    $   6,884,572      $     338,085
                                                   =====================================================================


                       See accompanying notes to financial
                                  statements.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)

                     STATEMENT OF CHANGES IN MEMBERS' EQUITY
           For the period from December 31, 1994 to September 30, 1996


                                                            Class A             Class B               Total
                                                        ---------------------------------------------------------

   Members' equity at December 31, 1994                  $        100       $          --         $        100

   Members' capital contributions                          56,627,660           9,536,106           66,163,766

   Syndication costs                                               --          (9,101,085 )         (9,101,085 )

   Net loss                                                  (611,811 )            (6,180 )           (617,991 )

   Distributions                                           (1,179,332 )          (123,234 )         (1,302,566 )
                                                        ---------------------------------------------------------

   Members' equity at December 31, 1995                    54,836,617             305,607           55,142,224

   Members' capital contributions                          43,363,860           5,068,825           48,432,685

   Syndication costs                                               --          (5,061,709 )         (5,061,709 )

   Net income (loss)                                         (995,111 )           607,197             (387,914 )

   Distributions                                           (5,964,652 )          (919,920 )         (6,884,572 )
                                                        ---------------------------------------------------------

   Members' equity at September 30, 1996                 $ 91,240,714       $          --         $ 91,240,714
                                                        =========================================================



                       See accompanying notes to financial
                                  statements.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)

                             STATEMENT OF CASH FLOWS
                     For the nine months ended September 30,

                                                                                 1996                  1995
                                                                           ----------------------------------------
    Cash flows from operating activities:
      Net loss                                                             $     (387,914 )      $      (718,718 )
      Adjustments to reconcile net loss to net cash
        provided by operating activities:
      Depreciation and amortization                                             5,419,712              1,956,829
      Gain on sale of equipment                                                        --                (24,593 )
      Cash distribution from unconsolidated special purpose
        entities in excess of income                                            4,114,841                     --
      Changes in operating assets and liabilities:
        Accounts receivable, net                                                 (709,492 )             (740,848 )
        Prepaid expenses                                                           67,621               (145,000 )
        Accounts payable and accrued expenses                                    (536,602 )              176,989
        Due to affiliates                                                        (328,049 )              156,552
        Prepaid deposits and reserves for repairs                                 459,891                 22,171
                                                                           ----------------------------------------
    Net cash provided by operating activities                                   8,100,008                683,382
                                                                           ----------------------------------------

    Investing activities:
      Payments for purchase of equipment                                      (27,880,168 )          (37,219,347 )
      Equipment purchased and placed in unconsolidated
        special purpose entities                                               (9,067,613 )                   --
      Proceeds from disposition of equipment                                           --                 55,028
                                                                           ----------------------------------------
                                                                           ----------------------
    Net cash used in investing activities                                     (36,947,781 )          (37,164,319 )
                                                                           ----------------------------------------

    Financing activities:
      Proceeds from notes payable                                                      --              1,057,221
      Cash distributions to Class A Members                                    (5,964,652 )             (321,069 )
      Cash distributions to Class B Member                                       (919,920 )              (17,016 )
      Class A members capital contribution                                     43,363,860             36,201,260
      (Decrease) increase in subscriptions in escrow                           (6,259,500 )            6,864,660
      Decrease (increase) in restricted cash from subscriptions
        in escrow, net                                                          6,315,548             (6,875,956 )
                                                                           ----------------------------------------
    Cash provided by financing activities                                      36,535,336             36,909,100
                                                                           ----------------------------------------

    Cash and cash equivalents:
    Net increase in cash and cash equivalents                                   7,687,563                428,163

    Cash and cash equivalents at beginning of period                            6,803,946                    100
                                                                           ----------------------------------------
    Cash and cash equivalents at end of period                             $   14,491,509        $       428,263
                                                                           ========================================

    Supplemental information:
    Interest paid                                                          $        8,902        $       227,467
                                                                           ========================================

    Non cash items:
      Syndication and offering costs paid by Class B Member                $    5,061,709        $     6,886,933
                                                                           ========================================

                See accompanying notes to financial statements.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1996


1.   Basis of Preparation

     Organization

     Professional Lease Management Income Fund I, L.L.C., a Delaware Limited Liability Company (Fund I or the Company) was formed on August 22, 1994. The Company's offering became effective on January 23, 1996. On May 13, 1996, the Company ceased its offering after subscriptions were accepted for 5,000,000 Class A Units ($100,000,000).

     At September 30, 1996, the Class B Member had capital contributions of $14,604,932 representing the cash payments for organization and syndication costs. Syndication costs of $14,162,794 are recorded as a reduction to Class B Member's equity.

2.   Opinion of Management

     In the opinion of the management of PLM Financial Services, Inc. (FSI), the Manager, the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of Fund I or the Company as of September 30, 1996, the statements of operations for the three and nine months ended September 30, 1996 and 1995, the statements of changes in partners' capital for the period from December 31, 1994 to September 30, 1996, and the statements of cash flow for the nine months ended September 30, 1996 and 1995. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K-A for the year ended December 31, 1995, on file at the Securities and Exchange Commission.

3.   Investment in Unconsolidated Special Purpose Entities

     During the nine months ended September 30, 1996, the Company purchased a 20% beneficial interest in a trust which owns five Boeing 737-200 aircraft for $5.6 million, and a 50% interest in a marine vessel for $3.4 million (a deposit of $0.4 million was lodged in December of 1995). The remaining interests are owned by affiliated partnerships.

     The Company accounts for investments in unconsolidated special purpose entities using the equity method.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1996

3.   Investment in Unconsolidated Special Purpose Entities (continued)

     The net investments in unconsolidated special purpose entities include the following jointly-owned equipment (and related assets and liabilities):

                                                                            September 30,             December 31,
           % Ownership    Equipment                                              1996                     1995
        ---------------------------------------------------------------------------------------------------------------

             33.33%       Two trusts consisting of:
                            Three 737-200A Stage II
                               commercial aircraft
                            Two aircraft engines
                            Portfolio of rotable components                $     8,428,387          $    10,109,664
             14.28%       Trust consisting of seven 737-200A
                            Stage II commercial aircraft (see
                            note below)                                                 --                4,108,555
             16.67%       Trust consisting of six 737-200A
                            Stage II commercial aircraft (see
                            note below)                                          3,149,497                       --
               25%        Trust consisting of four 737-200A
                            Stage II commercial aircraft (see
                            note below)                                          4,613,368                       --
               50%        Cargo marine vessel                                    3,357,726                  377,987
                                                                         ----------------------------------------------
                          Total investments                                $    19,548,978          $    14,596,206
                                                                         ==============================================

     The Company has beneficial interest in two unconsolidated special purpose entities that own multiple aircraft (the Trusts). These Trusts contain provisions, under certain circumstances, for allocating specific aircraft to the beneficial owners. During September 1996, PLM Equipment Growth Fund V, an affiliated partnership which also has a beneficial interest in the Trust, renegotiated its senior loan agreement and was required, for loan collateral purposes, to withdraw the aircraft designated to it from the Trust. The result was to restate the percentage ownership of the remaining beneficial owners of the Trusts beginning September 30, 1996. This change has no effect on the income or loss recognized in the nine months ended September 30, 1996.

4.   Reclassifications

     Certain amounts in the 1995 financial statements have been reclassified to conform with the 1996 presentation.

5.   Cash Distributions

     Cash distributions are recorded when paid and totaled $2,885,107 and $316,360 for the three months ended September 30, 1996 and 1995, respectively, and $6,884,572 and $338,085 for the nine months ended September 30, 1996 and 1995, respectively. Cash distributions to Class A Unitholders in excess of net income are considered to represent a return of capital on a generally accepted accounting principle basis. Cash distributions to Class A Unitholders of $5,964,652 and $321,069 for the nine months ended September 30, 1996 and 1995, were deemed to be a return of capital.


               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1996

5.   Cash Distributions (continued)

     Cash distributions related to the third quarter results of $621,124 were paid or are payable during October, 1996, to the Class A Unitholders of record as of September 30, 1996, for unitholders who elected for monthly distributions. Quarterly cash distributions of approximately $1,087,027 were declared on October 30, 1996 and are to be paid on November 15, 1996 to Class A and Class B Unitholders.

6.   Restricted Cash

     At December 31, 1995, restricted cash represented subscription deposits for Units in escrow which were considered restricted cash until the members were admitted, usually the first day of the following month, upon which the funds were no longer considered restricted cash.

7.   Equipment

     Owned equipment held for operating leases is stated at cost. The components of owned equipment are as follows:

                                                September 30,         December 31,
                                                     1996                 1995
                                               ---------------------------------------

   Rail equipment                              $   13,161,235       $   13,112,390
   Aircraft                                        24,605,000            4,000,000
   Marine vessel                                   12,256,531           12,256,532
   Trailers                                        14,443,150            6,771,028
                                               ---------------------------------------
                                                   64,465,916           36,139,950
   Less accumulated depreciation                   (8,223,345 )         (2,869,535 )
                                               ---------------------------------------

    Net equipment                              $   56,242,571       $   33,270,415
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

     During the nine months ended September 30, 1996, the Company purchased four 737-200A Stage II commercial aircraft, 50 new refrigerated trailers and one railcar for $28.3 million.

     As of September 30, 1996, all equipment in the Company portfolio was either on lease or operating in PLM-affiliated short-term trailer rental facilities except for three railcars with a carrying value of $84,000. At December 31, 1995, all equipment in the Company portfolio was either on lease or operating in PLM-affiliate short-term trailer rental facilities.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1996

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

9.   Debt

     The Manager has entered into a joint $35 million credit facility (the "Committed Bridge Facility") on behalf of the Company, PLM Equipment Growth Fund III, PLM Equipment Growth Fund IV, PLM Equipment Growth Fund V, PLM Equipment Growth Fund VI, and PLM Equipment Growth & Income Fund VII, all affiliated investment programs, TEC Acquisub, Inc. ("TECAI"), an indirect wholly-owned subsidiary of the Manager and American Finance Group ("AFG"), a subsidiary of PLM International, which may be used to provide interim financing of up to (i) 70% of the aggregate book value or 50% of the aggregate net fair market value of eligible equipment owned by an affiliate plus (ii) 50% of unrestricted cash held by the borrower. The Committed Bridge Facility became available on December 20, 1993, and was amended and restated in June 1996 to expire on May 23, 1997. The Committed Bridge Facility also provides for a $5 million Letter of Credit Facility for the eligible borrowers. Outstanding borrowings by the Company, TECAI, AFG or PLM Equipment Growth Funds III through VII reduce the amount available to each other under the Committed Bridge Facility. Individual borrowings may be outstanding for no more than 179 days, with all advances due no later than May 23, 1997. The Committed Bridge Facility prohibits the Company from incurring any additional indebtedness. Interest accrues at either the prime rate or adjusted LIBOR plus 2.5% at the borrowers option and is set at the time of an advance of funds. To the extent the Company is unable to raise sufficient capital through the sale of interests to repay its portion of the Committed Bridge Facility, the Company will continue to be obligated under the Committed Bridge Facility until the Company generates proceeds from operations or the sale of Equipment sufficient for repayment. Borrowings by the Company are guaranteed by the Manager. As of September 30, 1996, AFG had $27.8 million in outstanding borrowings under the Committed Bridge Facility.
     None of the other borrowers had any outstanding borrowings.

     On October 31, 1996, the General Partner amended this agreement (for details refer to "Liquidity and Capital Resources").

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

(I)  RESULTS OF OPERATIONS - Quarter Over Quarter Summary

(A)  Owned equipment operations

Professional Lease Management Income Fund I, L.L.C. (the "Company") commenced significant operations in May 1995. As of May 13, 1996, the Company completed its equity-raising stage. As of September 30, 1996, the Company had purchased and placed into service $64.5 million of equipment, compared to $37.2 million at September 30, 1995. All of these purchases were completed with a combination of unrestricted cash, interim financing, and an advance from an affiliate of the Manager. The nine day advance from the Manager was repaid (including interest at commercial loan rates) in July of 1995. Revenues of $7.7 million were generated during the nine months ended September 30, 1996, compared to $2.3 million in the same period in 1995. The variance is due to the Company's equipment purchasing activities throughout 1996. Expenses of $8.1 million for the nine months ended September 30, 1996 consisted primarily of depreciation expense, using the double-declining balance method, and normal operating costs incurred as equipment is being purchased and placed in service. Expenses for the same period in 1995 totaled $3.0 million, and also consisted of depreciation expense and normal operating costs incurred when equipment is purchased and placed in service.

(B) Equity in net loss of unconsolidated special purpose entities represents net loss generated from the operation of jointly-owned assets accounted for under the equity method (see Note 3 to the financial statements).

As of September 30, 1996, the Company had purchased and placed into service $23.7 million of jointly-owned assets which consists of a 50% interest in a marine vessel, a 16.67% beneficial interest in a trust which owns six Boeing 737-200A aircraft, a 25% beneficial interest in a trust which owns four Boeing 737-200A aircraft, and a 33.33% beneficial interest in two trusts (the Trusts) which own three Boeing 737-200A aircraft, two spare Pratt & Whitney JT8D-17A engines and a rotables package. Revenues of $4.8 million were generated in the nine months ended September 30, 1996 compared to $0.1 million in the same period in 1995. The variance is due to the Company's equipment purchasing activities throughout 1996. Expenses of $4.8 million for the nine months ended September
30, 1996, compared to $0.1 million in the same period in 1995, consisted primarily of depreciation expense for both periods.

During September of 1996, an affiliated Partnership converted its portion of partial beneficial interests in the trust of five commercial aircraft and the trust of seven commercial aircraft into the ownership of two commercial aircraft by the PLM Equipment Growth Fund V, resulting in a change in the beneficial interests for the Company. This change has no effect on the income or loss recognized in the nine months ended September 30, 1996.

The Company's performance during the nine months ended September 30, 1996, is not necessarily indicative of future periods.

All equipment purchased by the Company was on lease at September 30, 1996, except for three railcars.

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

The Manager has entered into a joint $50 million credit facility (the "Committed Bridge Facility") on behalf of the Company, PLM Equipment Growth Fund IV, PLM Equipment Growth Fund V, PLM Equipment Growth Fund VI, and PLM Equipment Growth & Income Fund VII, all affiliated investment programs, TEC Acquisub, Inc. ("TECAI"), an indirect wholly-owned subsidiary of the Manager and American Finance Group ("AFG"), a subsidiary of PLM International, which may be used to provide interim financing of up to (i) 70% of the aggregate book value or 50% of the aggregate net fair market value of eligible equipment owned by an affiliate plus (ii) 50% of unrestricted cash held by the borrower. The Committed Bridge Facility became available on December 20, 1993, and was amended and restated in October 1996 to expire on October 31, 1997 and increase the available borrowings for AFG to $50 million. The Company, TECAI and the other partnerships collectively may borrow up to $35 million of the Committed Bridge Facility. The Committed Bridge Facility also provides for a $5 million Letter of Credit Facility for the eligible borrowers. Outstanding borrowings by the Company, TECAI, AFG or PLM Equipment Growth Funds IV through VII reduce the amount available to each other under the Committed Bridge Facility. Individual borrowings may be outstanding for no more than 179 days, with all advances due no later than October 31, 1997. The Committed Bridge Facility prohibits the Company from incurring any additional indebtedness. Interest accrues at either the prime rate or adjusted LIBOR at 2.5% at the borrower's option and is set at the time of advance of funds. To the extent the Company is unable to raise sufficient capital through the sale of interests to repay its portion of the Committed Bridge Facility, the Company will continue to be obligated under the Committed Bridge Facility until the Company generates proceeds from operations or the sale of Equipment sufficient for repayment. Borrowings by the Company are guaranteed by the Manager. As of November 11, 1996, AFG had $39.0 million in outstanding borrowings and neither the Company, TECAI nor any of the other programs had any outstanding borrowings.

 (III)   TRENDS

The Company's operation of a diversified equipment portfolio in a broad base of markets is intended to reduce its exposure to volatility in individual equipment sectors. Throughout 1995 and the first nine months of 1996, market conditions, supply and demand equilibrium, and other factors varied in several markets. In the refrigerated over-the-road trailer markets, oversupply conditions, industry consolidations, and other factors resulted in falling rates and lower returns. In the dry over-the-road trailer markets, strong demand and a backlog of new equipment deliveries produced high utilization and returns. The marine vessel and rail markets could be generally categorized by increasing rates as the demand for equipment is increasing faster than new additions net of retirements. Finally, demand for narrowbody Stage II aircraft, such as those owned by the Company, has increased as expected savings from newer narrowbody aircraft have not materialized and deliveries of the newer aircraft have slowed down. These trends are expected to continue for the near term. These different markets have had individual effects on the performance of Company equipment - in some cases resulting in declining performance, and in others, improved performance.

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


                                         PROFESSIONAL LEASE MANAGEMENT
                                         INCOME FUND I, L.L.C.
                                         By:       PLM Financial Services, Inc.
                                                   Manager




Date: November 12, 1996
                                         By:       /s/ David J. Davis
                                                   -------------------------
                                                   David J. Davis
                                                   Vice President and
                                                   Corporate Controller