Form 10-K
period 1996-12-31
PROFESSIONAL LEASE MANAGEMENT INCOME FUND I LLC
filed 1997-03-14
CIK 928956

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------
                                    FORM 10-K


         [X]      Annual  Report   Pursuant  to  Section  13  or  15(d)  of  the
                  Securities Exchange Act of 1934 For the fiscal year ended December 31, 1996.

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

Aggregate Market Value of Voting Stock:  N/A

An index of exhibits filed with this Form 10-K is located at page 37

Total number of pages in this report:  41

                                     PART I
ITEM 1.  BUSINESS

(A)  Background

     Professional Lease Management Income Fund I, L.L.C., a Delaware Limited Liability Company (Fund I or the Company) was formed on August 22, 1994, to purchase, lease, charter, or otherwise invest in, a diversified portfolio of long-lived, low obsolescence capital equipment that is transportable by and among prospective users (the Equipment). The securities represent limited liability company interests (the Class A Units) which are offered to the public. The Company's offering became effective on January 23, 1995. PLM Financial Services, Inc. (FSI) is the Manager of the Company and is the initial Class B Member. The purchase price of the Class A Units was $20.00 per Class A Unit. On May 13, 1996, the Company ceased its offering for Class A Units ($100,000,000). As of December 31, 1996, there were 4,999,581 Units outstanding.

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

while providing:

     (iii) Cash distributions: to generate cash distributions, which may be substantially tax-deferred (i.e., distributions which are not subject to current taxation) during the early years of the Company, to investors beginning in the month after the minimum number of Class A Units were sold a portion of which may represent a return of an investor's investment; and

     (iv)Growth potential through reinvestment: to increase the Company's revenue base by reinvesting a portion of its operating cash flow in additional Equipment in order to grow the size of its portfolio. Since net income and distributions are affected by a variety of factors, including purchase prices, lease rates and costs and expenses, growth in the size of the Company's portfolio does not mean that in all cases the Company's aggregate net income and distributions will increase upon the reinvestment of operating cash flow.

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

     Table 1, below, lists cumulative offering proceeds, the cost of equipment in the Company's portfolio, and the cost of investments in unconsolidated special purpose entities, at December 31, 1996:

                                     TABLE 1

Use of proceeds (through December 31, 1996)

Total gross offering proceeds:                                  $    99,991,620

Equipment purchases:


Units                Type                                           Manufacturer                          Cost
-----------------------------------------------------------------------------------------------------------------------
Owned equipment held for operating leases:


     1   Bulk carrier marine vessel                  Hitachi Shipbuilding & Engineering Co.         $    12,256,531
     5   737-200A Stage II Commercial
            aircraft                                 Boeing                                              24,605,000
   246   Boxcars                                     Various                                              4,971,660
   325   Pressurized tank cars                       Various                                              8,489,898
   100   Covered hopper railcars                     Various                                              5,414,500
   181   Over the Road Refrigerated Trailers         Various                                              7,824,482
   450   Piggyback Trailers                          Various                                              6,771,028
                                                                                                    -------------------

         Total equipment                                                                            $   70,333,099<F1>
                                                                                                    ===================

Investments in unconsolidated special purpose entities:

   33%   Two trusts consisting of:
           Three 737-200A Stage II
              commercial aircraft                    Boeing                                              9,003,825<F2>
           Two aircraft engines                      Pratt Whitney                                         373,296<F2>
           Portfolio of rotable components           Various                                               621,879<F2>
   25%   Trust consisting of four 737-200A
           Stage II commercial aircraft              Boeing                                              5,610,000<F2>
   17%   Trust consisting of six 737-200A
           Stage II commercial aircraft              Boeing                                              4,300,000<F2>
   50%   Container feeder marine vessel              O. C. Staalskibsvaerft A/F                          3,750,000<F3>
   35%   Mobile offshore drilling unit               AT & CH de France                                   7,000,000<F4>
                                                                                                    -------------------

         Total investments                                                                          $   30,659,000<F1>
                                                                                                    ===================

<F1> Includes  proceeds from capital  contributions  and operations  invested in equipment. Includes costs capitalized, subsequent to the date of purchase.

<F2> Jointly owned by Fund I and affiliated partnerships.

<F3> Jointly owned by Fund I and an affiliated partnership.

<F4> Jointly owned by Fund I, affiliated partnerships, and TEC Acquisub, Inc.



     The equipment is generally leased under operating leases for a term of one to six years.

     The lessees of the equipment include, but are not limited to: Canadian Airlines, Transportation Airline Portugal, and Norfolk Southern. As of December 31, 1996, all of the equipment was on lease except for 14 railcars.

(B)  Management of Company Equipment

The Company has entered into an equipment management agreement with PLM Investment Management, Inc. (IMI), a wholly-owned subsidiary of FSI, for the management of equipment. IMI has agreed to perform all services necessary to manage the transportation equipment on behalf of the Company and to perform or contract for the performance of all obligations of the lessor under the Company's leases. In consideration for its services and pursuant to the Operating Agreement, IMI will be entitled to a monthly management fee. (See Financial Statements Notes 1 and 2).

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

     The Company competes with many equipment lessors, including ACF Industries, Inc. (Shippers Car Line Division), General Electric Railcar Services Corporation, Greenbrier Leasing Company, General Electric Capital Aviation Services Corporation, and other limited partnerships which lease the same types of equipment.

(D)  Demand

The Company invests in transportation-related capital equipment and in "relocatable environments." "Relocatable environments" refers to capital equipment constructed to be self-contained in function but transportable, an example of which includes a mobile offshore drilling unit. A general distinction can be drawn between equipment used for the transport of either materials and commodities or people. With the exception of aircraft leased to passenger air carriers, the Company's equipment is used primarily for the transport of materials.

The following describes the markets for the Company's equipment:

(1) Aircraft

Commercial Aircraft

The market for commercial aircraft continued to improve in 1996, representing two consecutive years of growth and profits in the airline industry. The $5.7 billion in net profits recorded by the world's top 100 airlines in 1995 grew to over $6 billion in 1996. The profits are a result of the continued management emphasis on costs. The demand for ever lower unit costs by airline managements has caused a significant reduction of surplus used Stage II and Stage III commercial aircraft. The result is a return to supply/demand equilibrium. On the demand side, passenger traffic is improving, cargo movement is up, and load factors are generally higher across the major markets.

     These changes are reflected in the performance of the world's 62 major airlines that operate 60% of the world airline fleet but handle 78% of world passenger traffic. Focusing on the supply/demand for Company type-narrowbody commercial aircraft, there were 213 used narrowbody aircraft available at year end 1995. In the first ten months of 1996, this supply was reduced to 119 narrowbody aircraft available for sale or lease. Forecasts for 1997 see a continuing supply/demand equilibrium due to air travel growth and balanced aircraft supply.

     The Company's narrowbody fleet are late model (post 1974) Boeing 737-200 Advanced aircraft. There are a total of 939 Boeing 737-200 aircraft in service, with 219 built prior to 1974. Independent forecasts estimate that 250 of the total 737-200s will be retired, leaving approximately 700 aircraft in service after 2003. The forecasts regarding hushkits estimate that half of the 700 Boeing 737-200s will be hushed to meet Stage III noise levels. The Company's Stage II aircraft are all prospects for Stage III hushkits due to their age, hours, cycles, engine configurations, and operating weights.

Aircraft Engines

The demand for spare engines has increased as a result of the air travel industry's expansion over the last two years. The most significant area of increase is in the Pratt & Whitney Stage II JT8D engine which powers many of the Company's Stage II commercial aircraft. Today there are over 3000 Stage II commercial jets in service. In December 1993 there were 288 Stage II narrowbody aircraft available for sale or lease. As of October 1996, the number of available Stage II narrowbodies was only 107 aircraft. The increase in the Stage II fleet has placed over 450 engines back into service. This level of demand has placed a premium on spare JT8D engines and resulted in a good leasing market for available engines. The Company's spare engines will all be re-leased or sold over the next two years during this market cycle.

Aircraft Rotables

Aircraft rotables are replacement spare parts held by an airline in inventory. These parts are components that are removable from an aircraft or engine, undergo overhaul, and are recertified and refit to the aircraft in an "as new" condition. Components or rotables, carry specific identification numbers allowing each part to be individually tracked. The types of rotables owned and leased by the Company include landing gear, certain engine components, avionics, auxiliary power units (APU's), replacement doors, control surfaces, pumps, valves and other comparable equipment. Generally a rotable has a useful life that is either measured in terms of time in service or number of cycles (takeoffs and landings). While there are no specific guidelines that apply to the time or cycles between overhauls for rotable equipment, there is no limitation on the number of times a rotable may be overhauled and recertified. The component will be overhauled until the cost of such overhaul becomes uneconomic relative to the units' replacement cost.

     The  Company's  rotable  parts will be available for sale or lease in 1998.
Rotables generally reflect the market conditions of the aircraft they support which for the Company is the Boeing 737-200 Advanced aircraft. Independent forecasts for 1997 indicate a supply/demand equilibrium for these aircraft types.

 (2) Railcars

Pressurized Tank Cars

These cars are used primarily in the petrochemical and fertilizer industries. They transport liquefied petroleum gas (LPG) and anhydrous ammonia. The utilization rate on the Company's fleet of pressurized tank cars was over 98% during 1996. Independent forecasts show the demand for natural gas growing during 1997 to 1999, as the developing world, former Communist countries, and the industrialized world all increase their demand for energy. The fertilizer industry was undergoing a rapid restructuring toward the end of 1996 after a string of major mergers, which began in 1995. These mergers reduce the number of companies that use pressurized tank cars for fertilizer service. Whether or not the economies of the mergers allow the total fleet size to be reduced remains to be seen.

Covered Hopper (Grain) Cars

Through October 5, 1996, grain car loadings were down 13% compared to the same period for 1995. Even with the greatly reduced loadings, the on-lease rate during 1996 for the Company-owned grain cars remained at 100%. Industry-wide, the covered hopper is one car type that has increased in number over the last ten years, going from a total of 299,172 cars in 1985 to 325,882 cars in 1995. It is possible that another poor crop year, combined with more available cars, could place downward pressure on grain car rental rates during 1997.

 (3) Marine Vessels

The Company owns or has investments in small- to medium-sized dry bulk vessels, which are traded in worldwide markets, carrying commodity cargoes.

     The freight rates in the dry bulk shipping market are dependent on the balance of supply and demand for shipping commodities and trading patterns for such dry bulk commodities. In 1995, dry bulk shipping demand was robust (growing at 5% over 1994) and there was a significant infusion of new vessel tonnage, especially late in the year, causing some decline in freight rates after a peak in midyear. The slide in freight rates continued in the first half of 1996, as new tonnage was delivered and shipping demand slipped from the high growth rates of 1995. In the third quarter of 1996, there was a significant acceleration in the drop of freight rates, primarily caused by the lack of significant grain shipment volumes and the infusion of new tonnage. The low freight rates induced many ship owners to scrap older tonnage and to defer or cancel newbuilding orders. In the fourth quarter, a strong grain harvest worldwide gave the market new strength, and freight rates recovered to the levels experienced in early 1996, but not to 1995 levels. Overall, 1996 was a soft year for shipping, with dry bulk demand growing only 1.8% and the dry bulk fleet growing 3% in tonnage. The outlook for 1997 shows an expected improvement in demand with growth at 2.4%, but a high orderbook remains. The year 1997 is expected to be a soft year with relatively low freight rates; however, prospects may be strengthened by the continued scrapping of older vessels in the face of soft rates and the deferment or canceling of orders.

     Demand for commodity shipping closely tracks worldwide economic growth; however, economic development may alter demand patterns from time to time. The general partner operates its funds' vessels in spot charters, period charters and pooled vessel operations. This operating approach provides the flexibility to adapt to changing demand patterns.

     Independent forecasts show that the longer-term outlook (past 1997) should bring improvement in freight rates earned by vessels; however, this is dependent on the supply/demand balance and stability in growth levels. The newbuilding orderbook currently is slightly lower than at the end of 1995 in tonnage. Shipyard capacity is booked through late 1998; however, it remains to be seen how many of these orders will actually be fulfilled. Historically, demand has averaged approximately 3% annual growth, fluctuating between flat growth and 6% annually. With predictable long-term demand growth, the long-term outlook depends on the supply side, which is affected by interest rates, government shipbuilding subsidy programs, and prospects for reasonable capital returns in shipping.

(4)  Mobile Offshore Drilling Units (Rigs)

Worldwide demand for mobile offshore drilling units ("rigs") in 1996 increased in all sectors of the business over the demand levels experienced in 1995 and 1994. This increase in demand spread over all geographic regions of offshore drilling; it also affected all equipment types in the offshore drilling sector. This increase in demand without any increase in supply of rigs gave increased utilization and higher contract dayrates in the market. The improvement in the market can be attributed to a number of factors, but primarily it can be associated with continued growth worldwide in the use of oil and natural gas for energy. Stable prices at moderate levels have encouraged such growth, while providing adequate margins for oil and natural gas exploration and production development.

     The floating rig sector also has experienced an improving market. Technological improvements and more efficient operations have improved the economics of drilling and production in the deeper water operations for which floating rigs are utilized. Overall, demand for floating rigs increased from 117 rig-years in 1995 to 128 rig-years in 1996, with no increase in supply of rigs. The increase in demand and utilization prompted an approximate doubling of contract dayrates and an associated increase in floating rig market values. Three floating rigs were ordered in 1996; however, these will not be delivered until late in 1998 and will have a minimal effect on the market as they are committed to specific contracts.

     The most significant trend in 1996 was the continued consolidation of the offshore drilling industry. Five major mergers of offshore drilling contractors occurred in 1996, leading to a more controlled and stable market in which higher levels of dayrates may be maintained. The consolidation of rig ownership into fewer hands has a recognizable effect on stabilizing dayrates in times of lower utilization and quicker improvement in times of increasing utilization.

     Demand for floating rigs is projected by industry participants to continue to increase through 1997, with no significant increases in rig supply. Dayrates are not yet at levels sufficiently high to justify widespread ordering of new equipment.

(5) Trailers

Intermodal Trailers

The robust intermodal trailer market that began four years ago began to soften in 1995 and reduced demand continued in 1996. Intermodal trailer loadings were flat in 1996 from 1995's depressed levels. This lack of growth has been the result of many factors, ranging from truckload firms recapturing market share from the railroads through aggressive pricing to the continuing consolidation activities and asset efficiency improvements of the major U.S. railroads.

     All of these factors helped make 1996 a year of equalizing equipment supply, as railroads and lessors were pressured to retire older and less efficient trailers. The two largest suppliers of railroad trailers reduced the available fleet in 1996 by over 15%. Overall utilization for intermodal trailers, including the Company's fleet, was lower in 1996 than in previous years.

Over-The-Road Refrigerated Trailers

PLM experienced fairly strong demand levels in 1996 for its refrigerated trailers. With over 15% of the fleet in refrigerated trailers, the Company, PLM and the Partnerships are the largest supplier of short-term rental refrigerated trailers in the U.S.

     In 1996, the Company embarked on a strategy of identifying niche markets and capitalizing on them. Building on PLM's refrigeration leadership, the Company purchased new refrigerated foodservice distribution trailers for the rental operation, and these trailers have been well received by the marketplace to date.

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

ITEM 2.  PROPERTIES

The Company neither owns nor leases any properties other than the equipment it has purchased for leasing purposes. At December 31, 1996, the Company owned a portfolio of transportation equipment as described in Part I, Table 1. The Company acquired equipment with the proceeds of the Company offering through the end of 1996. In December of 1996, the Company closed a $25 million long term note with an institutional investor. The Company intends to acquire additional equipment in 1997 with the proceeds of the long term note and any surplus cash flow.

     The Company maintains its principal office at One Market, Steuart Street Tower, Suite 800, San Francisco, California 94105-1301. All office facilities are provided by FSI without reimbursement by the Company.

ITEM 3.  LEGAL PROCEEDINGS

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's limited partners during the fourth quarter of its fiscal year ended December 31, 1996.










                      (This space intentionally left blank)

                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S EQUITY AND RELATED UNITHOLDER MATTERS

Pursuant to the terms of the Operating Agreement, the Manager is generally entitled to a 1% interest in the profits and losses and 15% of Cash Available for Distributions of the Company. After the investors receive cash distributions equal to their original Capital Contributions the Manager's interest will increase to 25%. The Manager is the sole holder of such interests. Gross income in each year of the Company will be specially allocated to the Manager in the amount equal to the lesser of (i) the deficit balance, if any, in the Manager's capital account calculated under generally accepted accounting principles using the straight-line method of depreciation, and (ii) the deficit balance, if any, in the Manager's capital account calculated under Federal income tax regulations. The remaining interests in the profits and losses and distributions of the Company are owned as of December 31, 1996, by approximately 3,094 holders of Units in the Company.















                      (This space intentionally left blank)

ITEM 6.  SELECTED FINANCIAL DATA

Table 2, below, lists selected financial data for the Company:

                                     TABLE 2

                    For the years ended December 31, 1996 and
                     1995, and for the period from inception
                                (August 22, 1994)
                              to December 31, 1994


                                                                           1996                  1995              1994
                                                                    -------------------------------------------------------

        Operating results:
          Total revenues                                             $   11,295,107        $    4,149,484        $    --
          Net gain on disposition of
            equipment                                                            --                24,593             --
          Equity in net income (loss) of
            unconsolidated special purpose
            entities                                                       (255,969 )              69,619             --
          Net loss                                                       (2,392,494 )            (617,991 )           --

        At year-end:
          Total assets                                               $   87,755,105        $   62,589,016        $   100
          Total liabilities                                               1,466,544             1,187,292             --

        Cash distributions                                           $    9,832,146        $    1,302,566        $    --

        Cash distribution which represents
           a return of capital to Class A Members                    $    8,471,087        $    1,179,332        $

        Per weighted average Class A unit:

          Net loss                                                                  Various,                        N/A
          Cash distributions                                                      according to                      N/A
                                                                                    interim
          Cash distributions which represent a return of capital                    closings                        N/A



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

Results of Operations - Factors Affecting Performance

(A)  Re-leasing and Repricing Activity

The exposure of the Company's equipment portfolio to re-pricing risk occurs whenever the leases for the equipment expire or are otherwise terminated and the equipment must be remarketed. Major factors influencing the current market rate for transportation equipment include supply and demand for similar or comparable types or kinds of transport capacity, desirability of the equipment in the lease market, market conditions for the particular industry segment in which the equipment is to be leased, overall economic conditions both domestically and worldwide, various regulations concerning the use of the equipment, and others. The equipment portfolio owned by the Company at December 31, 1996, experienced no re-pricing exposure for the year ended December 31, 1996.

(B)  Reinvestment Risk

Reinvestment risk occurs when 1) the Company cannot generate sufficient surplus cash after fulfillment of operating obligations and distributions to reinvest in additional equipment during the reinvestment phase of Company operations; 2) equipment is sold or liquidated for less than threshold amounts; 3) proceeds from sales, losses, or surplus cash available for reinvestment cannot be reinvested at threshold lease rates; or 4) proceeds from sales, losses, or surplus cash available for reinvestment cannot be deployed in a timely manner.

     During the first six years of operations, the Company intends to increase its equipment portfolio by investing surplus cash after fulfilling operating requirements and payments of distributions to the Members in additional equipment. Subsequent to the end of the reinvestment period at January 1, 2002, the Company will continue to operate for an additional two years, then begin an orderly liquidation over an anticipated two-year period.

     Other nonoperating funds for reinvestment are generated from the sale of equipment, the receipt of funds realized from the payment of stipulated loss values on equipment lost or disposed of during the time it is subject to lease agreements, or the exercise of purchase options written into certain lease agreements. Equipment sales generally result from evaluations by the Manager that continued ownership of certain equipment is either inadequate to meet Company performance goals, or that market conditions, market values, and other considerations indicate it is the appropriate time to sell certain equipment.

     During 1996, the Company acquired four commercial 737-200A Stage II aircraft for $20.6 million, 181 refrigerated trailers for $7.8 million and 113 railcars for $5.8 million. In addition, the Company purchased a 25% interest in a trust which owns four Boeing 737-200 aircraft for $5.6 million, a 50% interest in an entity which owns a marine vessel for $3.4 million (a deposit of $0.4 million was lodged in December of 1995) and a 35% interest in an entity which owns a mobile offshore drilling unit for $7.0 million. The remaining interests are owned by affiliated partnerships.

(C)  Equipment Valuation and Write-downs

In March 1995, the Financial Accounting Standards Board (FASB) issued statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121). This standard is effective for years beginning after December 15, 1995. The Company adopted SFAS 121 during 1995, the effect of which was not material as the method previously employed by the Company was consistent with SFAS 121. In accordance with SFAS 121, the Company reviews the carrying value of its equipment at least annually in relation to expected future market conditions for the purpose of assessing the recoverability of the recorded amounts. If projected undiscounted cash flows (future lease revenue plus residual values) are less than the carrying value of the equipment, a loss on revaluation is recorded. No adjustments to reflect impairment of individual equipment carrying values were required for the year ended December 31, 1996.

     As of December 31, 1996, the Manager estimates the current fair market value of the Company's equipment portfolio, including equipment owned by unconsolidated special purpose entities, to be approximately $99.9 million.

Financial Condition - Capital Resources and Liquidity

The Company's initial contributed capital was composed of the proceeds from its initial offering, expected to be supplemented in March 1997 by permanent debt in the amount of $25 million. The Company intends to rely on operating cash flow to meet its operating obligations, make cash distributions to Class A Unitholders, and grow the Company's equipment portfolio through reinvestment of any remaining surplus cash available in additional equipment.

     The Manager has entered into a joint $50 million credit facility (the "Committed Bridge Facility") on behalf of the Company, PLM Equipment Growth Fund IV, PLM Equipment Growth Fund V, PLM Equipment Growth Fund VI, and PLM Equipment Growth & Income Fund VII, all affiliated investment programs, TEC Acquisub, Inc. ("TECAI"), an indirect wholly-owned subsidiary of the Manager and American Finance Group ("AFG"), a subsidiary of PLM International, which may be used to provide interim financing of up to (i) 70% of the aggregate book value or 50% of the aggregate net fair market value of eligible equipment owned by an affiliate plus (ii) 50% of unrestricted cash held by the borrower. The Committed Bridge Facility became available on December 20, 1993, and became available to the Company on May 8, 1995, and was amended and restated in October 1996 to expire on October 31, 1997 and increase the available borrowings for AFG to $50 million. The Company, TECAI and the other partnerships collectively may borrow up to $35 million of the Committed Bridge Facility. The Committed Bridge Facility also provides for a $5 million Letter of Credit Facility for the eligible borrowers. Outstanding borrowings by the Company, TECAI, AFG or PLM Equipment Growth Funds IV through VII reduce the amount available to each other under the Committed Bridge Facility. Individual borrowings may be outstanding for no more than 179 days, with all advances due no later than October 31, 1997. The Committed Bridge Facility prohibits the Company from incurring any additional indebtedness. Interest accrues at either the prime rate or adjusted LIBOR at 2.5% at the borrower's option and is set at the time of advance of funds. To the extent the Company is unable to raise sufficient capital through the sale of interests to repay its portion of the Committed Bridge Facility, the Company will continue to be obligated under the Committed Bridge Facility until the Company generates proceeds from operations or the sale of Equipment sufficient for repayment. Borrowings by the Company are guaranteed by the Manager. As of March 6, 1996, PLM Equipment Growth Fund V had borrowings of $1.5 million, AFG had $30.8 million, and TECAI had $12.5 million in outstanding borrowings. Neither PLM Equipment Growth Fund IV, VI, VII, nor Fund I had any outstanding borrowings.

     For the year ended December 31, 1996, the Company generated sufficient operating income to meet its operating obligations and pay distributions to those Class A and B Unitholders.

 Results of Operations - Year over Year Comparison

(A)  Owned equipment operations

The Company commenced significant operations in May 1995. As of May 13, 1996, the Company completed its equity-raising stage. As of December 31, 1996, the Company had purchased and placed into service $70.4 million of equipment, compared to $36.2 million at December 31, 1995. All of these purchases were completed with a combination of unrestricted cash, interim financing, and an advance from an affiliate of the Manager. The nine day advance from the Manager was repaid (including interest at commercial loan rates) in July of 1995. Revenues of $11.3 million were generated during the year ended December 31, 1996, compared to $4.1 million in the same period in 1995. The variance is due to the Company's equipment purchasing activities throughout 1996. Expenses of $13.4 million for the year ended December 31, 1996 consisted primarily of depreciation expense, using the double-declining balance method, and normal operating costs incurred as equipment is being purchased and placed in service. Expenses for the same period in 1995 totaled $4.8 million, and also consisted of depreciation expense and normal operating costs incurred when equipment is purchased and placed in service.

(B) Equity in net loss of unconsolidated special purpose entities represents net loss generated from the operation of jointly-owned assets accounted for under the equity method (see Note 4 to the financial statements).

As of December 31, 1996, the Company had interests in entities which purchased and placed into service $30.7 million of assets. The Company's investment consists of a 35% interest in an entity which owns a mobile offshore drilling unit, a 50% interest in an entity which owns a marine vessel, a 17% interest in a trust which owns six Boeing 737-200A aircraft, a 25% interest in a trust which owns four Boeing 737-200A aircraft, and a 33% interest in two trusts (the Trusts) which own three Boeing 737-200A aircraft, two spare Pratt & Whitney JT8D-17A engines and a rotables package. Revenues of $6.6 million were generated during the year ended December 31, 1996 compared to $1.3 million in the same period in 1995. The variance is due to the Company's equipment purchasing activities throughout 1996. Expenses of $6.8 million for the year ended December 31, 1996, compared to $1.2 million in the same period in 1995, consisted primarily of depreciation expense for both periods.

     During September of 1996, an affiliated Partnership converted its partial beneficial interests in the trust holding five commercial aircraft and the trust holding seven commercial aircraft into the sole ownership of two of the commercial aircraft, resulting in a change in the beneficial interests for the Company. This change has no effect on the income or loss recognized in the year ended December 31, 1996.

     The Company's performance during 1996 is not necessarily indicative of future periods.

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

     Revenues and net operating income by geographic region are impacted by the time period the assets are owned and the useful life ascribed to the assets for depreciation purposes. Net income (loss) from equipment is significantly impacted by depreciation charges which are greatest in the early years due to the use of the 200% declining balance method of depreciation. The relationships of geographic revenues, net income (loss) and net book value are expected to significantly change in the future as additional equipment is purchased in various equipment markets and geographic areas. An explanation of the current relationships is presented below:

     The Company's equipment on lease to U.S. domiciled lessees accounted for 28% of the revenues generated by owned and partially owned equipment while a net operating loss of $0.2 million was generated compared to $2.4 million in loss for the entire Company. The primary reason for this relationship is the fact that the Company depreciates its rail equipment over a 15 year period versus 5 to 12 years for other equipment types owned and leased in other geographic regions. The trailers leased to U.S. domiciled lessees are expected to become profitable in the near future, as the revenue from the trailers is expected to exceed the operating costs, and the depreciation recorded by the Company declines in future periods.

     The Company's equipment leased to Canadian domiciled lessees consists of railcars, an aircraft and a partial interest in an entity which owns two aircraft. Revenues in Canada accounted for 23% of total revenues while these operations accounted for $0.8 million loss of the $2.4 million total net operating loss for the entire Company. The net operating loss generated in Canada was created by the shorter depreciable life on the partially owned aircraft leased in Canada. While the aircraft in Canada generated losses for the period, this loss was partially offset by net operating income from the railcar operations. As the depreciation recorded by the Company declines in future periods the aircraft is expected to generate net operating income for the Company.

     One wholly owned marine vessel, a 50% investment in an entity which owns a marine vessel and a 35% investment in an entity which owns a mobile offshore drilling unit, which were leased in various regions throughout the period, accounted for 22% of the revenues and $1.3 million of the $2.4 million net operating loss for the period. These marine assets, representing 23% of the net book value of the Company's assets and investments in unconsolidated special purpose entities, generated a significant depreciation charge for the period that exceeded the revenues less direct operating costs of the vessels. As depreciation charges in the future decline, the vessels are expected to generate net income for the Company.

     European operations consist of partial interests in entities which own aircraft and aircraft rotables that are generating revenues that accounted for 21% of combined, owned and partially owned equipment revenues. The net income generated by this equipment accounted for $1.2 million in income for the period as lease revenues exceeded depreciation charges. While this equipment is expected to remain profitable during the lease term expiring in January 1998 the Company may not be able to remarket this equipment at comparable rates in the future.

     South American operations consist of four aircraft that are generating revenues that accounted for 6% of the total revenues and $1.9 million of the net operating loss for the period. The net operating loss was generated as a result of the shorter depreciable life on the aircraft leased in South America. As the depreciation recorded by the Company declines in future periods, the aircraft are expected to generate net operating income for the Company.

Inflation

There was no significant impact on the Company's operations as a result of inflation during 1996.

Forward Looking Information

Except for historical information contained herein, the discussion in this Form 10-K contains forward-looking statements that involve risks and uncertainties, such as statements of the Partnership's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-K should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-K. The Partnership's actual results could differ materially from those discussed here.

Outlook for the Future

Several factors may affect the Company's operating performance in 1997 and beyond, including changes in the markets for the Company's equipment and changes in the regulatory environment in which the equipment operates.

     The Company intends to use excess cash flow, after payment of expenses, and cash distributions to acquire additional equipment during the first six years of the Company's operations. The Manager believes these acquisitions may cause the Company to generate additional earnings and cash flow for the Company.

     The Company relies on operating cash flow to meet its operating obligations, make cash distributions to Class A and B Unitholders, and grow the Company's equipment portfolio through reinvestment of any remaining surplus cash available in additional equipment.

(1)  Repricing and Reinvestment Risk

Certain portions of the Company's marine vessel and trailer portfolios will be remarketed in 1997 as existing leases expire, exposing the Company to considerable repricing risk/opportunity. Additionally, the Manager may select to sell certain underperforming equipment, or equipment whose continued operation may become prohibitively expensive, and thus faces reinvestment risk. In either case, the Manager intends to re-lease or sell equipment at prevailing market rates; however, the Manager cannot predict these future rates with any certainty at this time and cannot accurately assess the effect of such activity on future Company performance.

(2)  Residual Risk

A portion of the total return on the Class A and B Unitholders' investment in the Company is expected to be realized on the sale or liquidation of the Company's equipment portfolio, the majority of which is anticipated during the liquidation phase of the Company's operations. The Manager's Credit Review Committee selects equipment for acquisition based on many factors, including anticipated residual values from the eventual sale of that equipment. These residuals may be affected by several factors during the time the equipment is held, including changes in regulatory environments in which the equipment is operated, the onset of technological obsolescence, changes in the equipment markets, perceived values for equipment at the time of sale, and others. As the impact of any of these factors becomes difficult to forecast with accuracy over extended time horizons, the Manager cannot predict with certainty that the anticipated residual values for equipment selected for acquisition will actually be realized when the equipment is sold.

     Prior to the liquidation phase of the Company's operations, the Manager may decide to selectively sell equipment either when it has determined that opportunities exist to realize significant gains on the sales; when continuing ownership of the equipment becomes prohibitively expensive; or when the Manager determines that continuing ownership of the equipment may result in the realization of unsatisfactory residual values. At this time, the Manager cannot predict when such occasions may occur, and thus cannot predict with any certainty the impact of such events on Company operations.

(B)  Impact of Government Regulations on Future Operations

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

(C)  Distributions

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.












                      (This space intentionally left blank)

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

As of the date of this Annual Report, the directors and executive officers of PLM International (and key executive officers of its subsidiaries) are as follows:

Name                                   Age                 Position
-------------------------------------- ------------------- -------------------------------------------------------

J. Alec Merriam                        61                  Director, Chairman of the Board, PLM International,
                                                           Inc.; Director, PLM Financial Services, Inc.

Douglas P. Goodrich                    50                  Director and Senior Vice President, PLM
                                                           International; Director and President, PLM Financial
                                                           Services, Inc.; Senior Vice President, PLM
                                                           Transportation Equipment Corporation; President, PLM
                                                           Railcar Management Services, Inc.

Walter E. Hoadley                      80                  Director, PLM International, Inc.

Robert L. Pagel                        60                  Director, Chairman of the Executive Committee, PLM
                                                           International, Inc.; Director, PLM Financial
                                                           Services, Inc.

Harold R. Somerset                     62                  Director, PLM International, Inc.

Robert N. Tidball                      58                  Director, President and Chief Executive Officer, PLM
                                                           International, Inc.

J. Michael Allgood                     48                  Vice President and Chief Financial Officer, PLM
                                                           International, Inc. and PLM Financial Services, Inc.

Stephen M. Bess                        50                  President, PLM Investment Management, Inc.;
                                                           President, PLM Securities, Inc.; Vice President, PLM
                                                           Financial Services, Inc.;

David J. Davis                         40                  Vice President and Corporate Controller, PLM
                                                           International and PLM Financial Services, Inc.

Frank Diodati                          42                  President, PLM Railcar Management Services Canada
                                                           Limited.

Steven O. Layne                        42                  Vice President, PLM Transportation Equipment
                                                           Corporation.; Vice President and Director, PLM
                                                           Worldwide Management Services, Ltd.

Stephen Peary                          48                  Senior Vice President, General Counsel and Secretary,
                                                           PLM International, Inc.; Vice President, General
                                                           Counsel and Secretary, PLM Financial Services, Inc.,
                                                           PLM Investment Management, Inc., PLM Transportation
                                                           Equipment Corporation; Vice President, PLM
                                                           Securities, Corp.

Thomas L. Wilmore                      54                  Vice President, PLM Transportation Equipment
                                                           Corporation; Vice President, PLM Railcar Management
                                                           Services, Inc.

     J. Alec Merriam was appointed Chairman of the Board of Directors of PLM International in September 1990, having served as a director since February 1988. In October 1988 he became a member of the Executive Committee of the Board of Directors of PLM International. From 1972 to 1988, Mr. Merriam was Executive Vice President and Chief Financial Officer of Crowley Maritime Corporation, a San Francisco area-based company engaged in maritime shipping and transportation services. Previously, he was Chairman of the Board and Treasurer of LOA Corporation of Omaha, Nebraska and served in various financial positions with Northern Natural Gas Company, also of Omaha.

     Douglas P. Goodrich was elected to the Board of Directors in July 1996 and appointed Director and President of PLM Financial Services in June 1996 and Senior Vice President of PLM International in March 1994. Mr. Goodrich has also served as Senior Vice President of PLM Transportation Equipment Corporation since July 1989, and as President of PLM Railcar Management Services, Inc. since September 1992, having been a Senior Vice President since June 1987. Mr. Goodrich was an Executive Vice President of G.I.C. Financial Services Corporation, a subsidiary of Guardian Industries Corp. of Chicago, Illinois from December 1980 to September 1985.

     Dr. Hoadley joined PLM International's Board of Directors and its Executive Committee in September 1989. He served as a Director of PLM, Inc. from November 1982 to June 1984 and PLM Companies, Inc. from October 1985 to February 1988. Dr. Hoadley has been a Senior Research Fellow at the Hoover Institute since 1981. He was Executive Vice President and Chief Economist for the Bank of
America  from  1968  to  1981  and  Chairman  of the  Federal  Reserve  Bank  of
Philadelphia from 1962 to 1966. Dr. Hoadley had served as a Director of Transcisco Industries, Inc. from February 1988 through August 1995.

     Robert L. Pagel was appointed Chairman of the Executive Committee of the Board of Directors of PLM International in September 1990, having served as a director since February 1988. In October 1988, he became a member of the Executive Committee of the Board of Directors of PLM International. From June 1990 to April 1991, Mr. Pagel was President and Co-Chief Executive Officer of The Diana Corporation, a holding company traded on the New York Stock Exchange. He is the former President and Chief Executive Officer of FanFair Corporation which specializes in sports fans' gift shops. He previously served as President and Chief Executive Officer of Super Sky International, Inc., a publicly traded company, located in Mequon, Wisconsin, engaged in the manufacture of skylight systems. He was formerly Chairman and Chief Executive Officer of Blunt, Ellis & Loewi, Inc., a Milwaukee-based investment firm. Mr. Pagel retired from Blunt, Ellis & Loewi in 1985 after a career spanning 20 years in all phases of the brokerage and financial industries. Mr. Pagel has also served on the Board of Governors of the Midwest Stock Exchange.

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

     Robert N. Tidball was appointed President and Chief Executive Officer of PLM International in March 1989. At the time of his appointment, he was Executive Vice President of PLM International. Mr. Tidball became a director of PLM International in April 1989 and a member of the Executive Committee of the Board of Directors of PLM International in September 1990. Mr. Tidball was elected President of PLM Railcar Management Services, Inc. in January 1986. Mr. Tidball was Executive Vice President of Hunter Keith, Inc., a Minneapolis-based investment banking firm, from March 1984 to January 1986. Prior to Hunter Keith, Inc., he was Vice President, a General Manager and a Director of North American Car Corporation, and a Director of the American Railcar Institute and the Railway Supply Association.

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

     Stephen M. Bess was appointed President of PLM Securities, Inc. in June 1996 and President of PLM Investment Management, Inc. in August 1989, having served as Senior Vice President of PLM Investment Management, Inc. beginning in February 1984 and as Corporate Controller of PLM Financial Services, Inc. beginning in October 1983. Mr. Bess served as Corporate Controller of PLM, Inc., beginning in December 1982. Mr. Bess was Vice President-Controller of Trans Ocean Leasing Corporation, a container leasing company, from November 1978 to November 1982, and Group Finance Manager with the Field Operations Group of Memorex Corp., a manufacturer of computer peripheral equipment, from October 1975 to November 1978.

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

     Steven O. Layne was appointed Vice President, PLM Transportation Equipment Corporation's Air Group in November 1992, and was appointed Vice President and Director of PLM Worldwide Management Services, Ltd. in September, 1995. Mr. Layne was PLM Transportation Equipment Corporation's Vice President, Commuter and Corporate Aircraft beginning in July 1990. Prior to joining PLM, Mr. Layne was the Director, Commercial Marketing for Bromon Aircraft Corporation, a joint venture of General Electric Corporation and the Government Development Bank of Puerto Rico. Mr. Layne is a Major in the United States Air Force Reserves and senior pilot with 13 years of accumulated service.

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

     Thomas L. Wilmore was appointed Vice President - Rail, PLM Transportation Equipment Corporation in March 1994 and has served as Vice President, Marketing for PLM Railcar Management Services, Inc. since May 1988. Prior to joining PLM, Mr. Wilmore was Assistant Vice President Regional Manager for MNC Leasing Corp. in Towson, Maryland from February 1987 to April 1988. From July 1985 to February 1987, he was President and Co-Owner of Guardian Industries Corp., Chicago, Illinois and between December 1980 and July 1985, Mr. Wilmore was an Executive Vice President for its subsidiary, G.I.C. Financial Services Corporation. Mr. Wilmore also served as Vice President of Sales for Gould Financial Services located in Rolling Meadows, Illinois from June 1978 to December 1980.

     The directors of the General Partner are elected for a one-year term or until their successors are elected and qualified. There are no family relationships between any director or any executive officer of the General Partner.

ITEM 11. EXECUTIVE COMPENSATION

     The Company has no directors, officers or employees. The Company has no pension, profit sharing, retirement or similar benefit plan in effect as of December 31, 1996.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) Security Ownership of Certain Beneficial Owners

         The Manager is generally entitled to a 15% interest in the Company's cash distributions and earnings subject to certain allocation provisions. After the investors receive cash at December 31, 1996, no investor was known by the Manager to beneficially own more than 5% of the Units of the Company.

     (b) Security Ownership of Management

         Neither the Manager and its affiliates nor any executive officer or director of the Manager and its affiliates own any Units of the Company as of December 31, 1996.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     (a) Transactions with Management and Others

         During 1996, the Company paid or accrued the following fees to FSI or its affiliates: management fees - $585,277. The Company reimbursed FSI and/or its affiliates $313,036 for administrative and data processing services performed on behalf of the Company during 1996. The Company paid Transportation Equipment Indemnity Company Ltd. (TEI), a wholly owned, Bermuda-based subsidiary of PLM International, $7,411 for insurance coverages during 1996 substantially all of which was paid to third party reinsurance underwriters or placed in risk pools managed by TEI on behalf of affiliated partnerships and PLM International which provide threshold coverages on marine vessel loss of hire and hull and machinery damage. All pooling arrangement funds are either paid out to cover applicable losses or refunded pro rata by TEI.

            During 1996, the Unconsolidated Special Purpose Entities paid or accrued the following fees to FSI or its affiliates (based on the Company's proportional share of ownership): management fees - $240,501; and administrative and data processing services - $85,261.

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

     (b) Reports on Form 8-K

              None.

     (c) Exhibits

      4. Limited Partnership Agreement of Partnership, incorporated by reference to the Partnership's Registration Statement on Form S-1 (Reg. No. 33-55796) which became effective with the Securities and Exchange Commission on May 25, 1993.

     10.1 Management Agreement between Company and PLM Investment Management, Inc., incorporated by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-55796) which became effective with the Securities and Exchange Commission on May 25, 1993.

     10.2 Second Amended and restated Warehousing Credit Agreement, dated as of May 31, 1996 with First Union National Bank of North Carolina.

     10.3 Amendment No.1 to Second Amended and restated Warehousing Credit Agreement, dated as of November 5, 1996 with First Union National Bank of North Carolina.

     10.4    $25,000,000 Note Agreement, dated as of December 30, 1996.

     24.     Powers of Attorney.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     The Company has no directors or officers. The Manager has signed on behalf of the Company by duly authorized officers.


                                       PROFESSIONAL LEASE MANAGEMENT INCOME
Date:  March 12, 1997                  FUND I

                                       By:      PLM Financial Services, Inc.
                                                Manager



                                       By:      /s/ Douglas P. Goodrich
                                                ---------------------------
                                                Douglas P. Goodrich
                                                President



                                       By:      /s/ David J. Davis
                                                ----------------------------
                                                David J. Davis
                                                Vice President and
                                                Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following directors of the Company's Manager on the dates indicated.


Name                                    Capacity                     Date


*_________________________
J. Alec Merriam                      Director - FSI             March 12, 1997


*_________________________
Robert L. Pagel                      Director - FSI             March 12, 1997







* Stephen Peary, by signing his name hereto does sign this document on behalf of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.



/s/ Stephen Peary
---------------------
Stephen Peary
Attorney-in-Fact

                   PROFESSIONAL LEASE MANAGEMENT INCOME FUND I
                          (A Limited Liability Company)

                          INDEX TO FINANCIAL STATEMENTS

                                  (Item 14(a))


                                                                     Page

Report of Independent Auditors                                         24

Balance sheets as of December 31, 1996 and 1995                        25

Statement of operations for the years ended
     December 31, 1996 and 1995                                        26

Statement of changes in members'  equity for the years ended
     December 31, 1996, 1995 and the period from
     inception (August 22, 1994) through December 31, 1994             27

Statements of cash flows for the years ended December 31,
     1996, 1995 and the period from inception (August 22, 1994)
     through December 31, 1994                                         28

Notes to financial statements                                     29 - 36


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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Professional Lease Management Income Fund I, L.L.C. as of December 31, 1996 and 1995, and the results of its operations for the years ended December 31, 1996 and 1995 and its cash flows for the years ended December 31, 1996 and 1995 and the period from inception (August 22, 1994) through December 31, 1994, in conformity with generally accepted accounting principles.



/S/ KPMG PEAT MARWICK LLP
--------------------------------

SAN FRANCISCO, CALIFORNIA
February 28, 1997

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)

                                 BALANCE SHEETS
                                  December 31,


                                     ASSETS

                                                                                    1996                      1995
                                                                              ------------------------------------------
   Assets:

   Equipment held for operating leases, at cost                               $    70,333,099           $   36,139,950
   Less accumulated depreciation                                                  (12,189,573 )             (2,869,535 )
                                                                              ------------------------------------------
     Net equipment                                                                 58,143,526               33,270,415

   Cash and cash equivalents                                                        1,691,650                6,803,946
   Restricted cash                                                                    223,260                6,315,548
   Investment in unconsolidated special purpose entities                           25,348,602               14,596,206
   Accounts receivable, net of allowance for doubtful accounts
     of $35,887 in 1996 and $7,835 in 1995                                          1,534,297                  797,097
   Prepaid expenses                                                                   505,298                  416,515
   Organization and offering costs, net of accumulated amortization                   308,472                  389,289
                                                                              ------------------------------------------

     Total assets                                                             $    87,755,105           $   62,589,016
                                                                              ==========================================


                         LIABILITIES AND MEMBERS' EQUITY


   Liabilities:

     Accounts payable and accrued expenses                                    $       430,133           $      664,686
     Due to affiliates                                                                162,704                  387,197
     Lessee deposits and reserves for repairs                                         873,707                  135,409
                                                                              ------------------------------------------
       Total liabilities                                                            1,466,544                1,187,292

   Subscriptions in escrow                                                                 --                6,259,500

   Members' equity:

     Class A Members (4,999,581 Units at December 31, 1996 and
       2,831,388 Units at December 31, 1995)                                       86,023,701               54,836,617
     Class B Member                                                                   264,860                  305,607
                                                                              ------------------------------------------
       Total Members' Equity                                                       86,288,561               55,142,224
                                                                              ------------------------------------------

       Total liabilities and members' equity                                  $    87,755,105           $   62,589,016
                                                                              ==========================================

                       See accompanying notes to financial
                                  statements.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)

                             STATEMENT OF OPERATIONS
                         For the year ended December 31,



                                                                                       1996                   1995
                                                                                  --------------------------------------
   Revenues:

     Lease revenue                                                                $   9,939,148          $  3,991,638
     Interest and other income                                                        1,355,959               133,253
     Gain on disposition of equipment                                                        --                24,593
                                                                                  --------------------------------------
       Total revenues                                                                11,295,107             4,149,484

   Expenses:

     Depreciation and amortization                                                    9,407,974             2,916,682
     Management fees to affiliate                                                       585,277               284,376
     Repairs and maintenance                                                          1,363,040               570,919
     Marine equipment operating expenses                                                926,179               479,486
     Insurance expense to affiliate                                                       7,411                 3,860
     Other insurance expense                                                            179,998                46,416
     Interest expense                                                                     8,902               229,660
     General and administrative expenses to affiliates                                  313,036               118,114
     Other general and administrative expenses                                          639,815               187,581
                                                                                  --------------------------------------
       Total expenses                                                                13,431,632             4,837,094

   Equity in net income (loss) of unconsolidated special purpose entities              (255,969 )              69,619
                                                                                  --------------------------------------

       Net loss                                                                   $  (2,392,494 )        $   (617,991 )
                                                                                  ======================================

   Members' share of net loss:

     Class A Members                                                              $  (3,705,689 )        $   (611,811 )
     Class B Member                                                                   1,313,195                (6,180 )
                                                                                  =====================================
       Total                                                                      $  (2,392,494 )        $   (617,991 )
                                                                                  ======================================

   Cash distributions                                                             $   9,832,146          $  1,302,566
                                                                                  ======================================



                       See accompanying notes to financial
                                  statements.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)

                     STATEMENT OF CHANGES IN MEMBERS' EQUITY
             For the year ended December 31, 1996, 1995 and for the
                     period from inception (August 22, 1994)
                            through December 31, 1994




                                                            Class A             Class B              Total
                                                        --------------------------------------------------------

   Member's capital contributions                        $         100       $          --       $          100
                                                        --------------------------------------------------------

   Member's equity at December 31, 1994                           100                  --                  100

   Members' capital contributions                          56,627,660           9,536,106           66,163,766

   Syndication costs                                               --          (9,101,085 )         (9,101,085 )

   Net loss                                                  (611,811 )            (6,180 )           (617,991 )

   Distributions                                           (1,179,332 )          (123,234 )         (1,302,566 )
                                                        --------------------------------------------------------

   Members' equity at December 31, 1995                    54,836,617             305,607           55,142,224

   Members' capital contributions                          43,363,860           5,068,822           48,432,682

   Syndication costs                                               --          (5,061,705 )         (5,061,705 )

   Net loss                                                (3,705,689 )         1,313,195           (2,392,494 )

   Distributions                                           (8,471,087 )        (1,361,059 )         (9,832,146 )
                                                        --------------------------------------------------------

   Members' equity at December 31, 1996                  $ 86,023,701       $     264,860       $   86,288,561
                                                        ========================================================



                       See accompanying notes to financial
                                  statements.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)

                            STATEMENTS OF CASH FLOWS
             For the year ended December 31, 1996, 1995 and for the
                     period from inception (August 22, 1994)
                            through December 31, 1994

      Cash flows from operating activities:                               1996                 1995             1994
                                                                    ----------------------------------------------------
        Net loss                                                    $    (2,392,494 )    $      (617,991 )    $    --
        Adjustments to reconcile net loss to net cash
          provided by operating activities:
        Depreciation and amortization                                     9,407,974            2,916,682
        Gain on sale of equipment                                                --              (24,593 )
        Equity in net (income) loss unconsolidated special
          purpose entities                                                  255,969              (69,619 )
        Changes in operating assets and liabilities:
          Restricted cash                                                  (223,260 )
          Accounts receivable, net                                         (737,200 )           (869,097 )
          Prepaid expenses                                                  (88,783 )           (416,515 )
          Accounts payable and accrued expenses                            (234,553 )            664,686
          Due to affiliates                                                (224,493 )            387,197
          Lessee deposits and reserves for repairs                          738,298              207,409
                                                                    ----------------------------------------------------
      Net cash provided by operating activities                           6,501,458            2,178,159           --
                                                                    ----------------------------------------------------
      Investing activities:
        Payments to affiliates for purchase of equipment                         --          (29,707,311 )
        Payments for purchase of equipment                              (34,193,151 )         (6,464,489 )
        Investment in and equipment purchased and placed
          in unconsolidated special purpose entities                    (16,067,613 )        (14,676,987 )
        Proceeds from disposition of equipment                                   --               55,028
                                                                    ----------------------------------------------------
      Net cash used in investing activities                             (50,260,764 )        (50,793,759 )         --
                                                                    ----------------------------------------------------
      Financing activities:
        Proceeds from note payable                                               --            1,057,221
        Proceeds from note payable - affiliates                                  --            3,956,300
        Principal payments on notes payable                                      --           (1,057,221 )
        Principal payments on notes payable - affiliates                         --           (3,956,300 )
        Cash distributions to Class A Members                            (8,471,087 )         (1,179,332 )
        Cash distributions to Class B Member                             (1,361,059 )           (123,234 )
        Class A members capital contribution                             43,363,860           56,627,660          100
        (Decrease) increase in subscriptions in escrow                   (6,259,500 )          6,259,500
        Decrease (increase) in restricted cash from
           subscriptions in escrow, net                                   6,315,548           (6,315,548 )
        Distributions from unconsolidated special purpose
           entities                                                       5,059,248              150,400
                                                                    ----------------------------------------------------
                                                                    ----------------------------------------------------
      Cash provided by financing activities                              38,647,010           55,419,446          100
                                                                    ----------------------------------------------------

      Cash and cash equivalents:
      Net (decrease) increase in cash and cash equivalents               (5,112,296 )          6,803,846          100

      Cash and cash equivalents at beginning of period                    6,803,946                  100           --
                                                                    ----------------------------------------------------
      Cash and cash equivalents at end of period                    $     1,691,650      $     6,803,946      $   100
                                                                    ====================================================
      Supplemental information:
      Cash items:
        Interest paid ($8,902 paid to affiliate)                    $         8,902      $       229,660      $    --
                                                                    ====================================================
      Non cash items:
        Syndication and offering costs paid by Class B Member       $     5,068,822      $     9,536,106      $    --
                                                                    ====================================================

                       See accompanying notes to financial
                                  statements.

                   PROFESSIONAL LEASE MANAGEMENT INCOME FUND I
                         (A Limited Liability Company)
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1996

1.   Basis of Presentation

     Organization

     Professional Lease Management Income Fund I, L.L.C., a Delaware Limited Liability Company (Fund I or the Company) was formed on August 22, 1994, to purchase, lease, charter, or otherwise invest in, a diversified portfolio of long-lived, low obsolescence capital equipment that is transportable by and among prospective users (the Equipment). The securities represent limited liability company interests (the Class A Units) which were offered to the public. The Company's offering became effective on January 23, 1995. PLM Financial Services, Inc. (FSI) is the Manager of the Company and is the initial Class B Member.

         On May 13, 1996, the Company ceased its offering for Class A Units ($100,000,000). As of December 31, 1996, there were 4,999,581 Units outstanding.

         At December 31, 1996, the Class B Member had capital contributions of $14,604,931 representing the cash payments for organization and syndication costs. Syndication costs of $14,162,791 are recorded as a reduction to Class B Member's equity.

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

                  PROFESSIONAL LEASE MANAGEMENT INCOME FUND I
                         (A Limited Liability Company)
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1996

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

     Depreciation and Amortization

     Depreciation of equipment held for operating leases is computed on the 200% declining balance method taking a full month's depreciation in the month of acquisition, based upon estimated useful lives of 12 years for trailers, and marine vessels, 15 years for railcars, and 8 years, 6 years and 5 years for aircraft. The depreciation method is changed to straight line when annual depreciation expense using the straight line method exceeds that calculated by the 200% declining balance method. Organization costs will be amortized over a 60 month period. Major expenditures which are expected to extend the useful lives or reduce future operating expenses of equipment are capitalized.

     Transportation Equipment

     In March 1995, the Financial Accounting Standards Board (FASB) issued statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121). This standard is effective for years beginning after December 15, 1995. The Company adopted SFAS 121 during 1995, the effect of which was not material as the method previously employed by the Company was consistent with SFAS 121. In accordance with SFAS 121, the Company reviews the carrying value of its equipment at least annually in relation to expected future market conditions for the purpose of assessing the recoverability of the recorded amounts. If projected undiscounted cash flows (future lease revenue plus residual values) are less than the carrying value of the equipment, a loss on revaluation is recorded. There were no writedowns required during 1996.

     Investments in Unconsolidated Special Purpose Entities

     The Company has interests in unconsolidated special purpose entities which own transportation equipment. These interests are accounted for using the equity method.

     The Company's equity interest in net income of unconsolidated special purpose entities is reflected net of management fees paid or payable to IMI.

                   PROFESSIONAL LEASE MANAGEMENT INCOME FUND I
                         (A Limited Liability Company)
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1996

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

     Net Income (Loss) and Distributions per Depositary Unit

     After giving effect to the special allocations set forth in Sections 3.08(b) and 3.17 of the Company's Operating Agreement, Net Profits and Net Loss shall be allocated 1% to the Class B Members and 99% to the Class A Members. During 1996, the Manager received a special allocation of income of $1,350,627.

     Cash distributions are recorded when paid and totaled $9,832,146 and $1,302,566 for 1996 and 1995, respectively. Cash distributions to Class A Unitholders in excess of net income are considered to represent a return of capital. Cash distributions to Class A Unitholders of $8,471,087 and $1,179,332 in 1996 and 1995, respectively, were deemed to be a return of capital.

         Cash distributions related to the fourth quarter results of $621,000 were paid or are payable during January, 1997, to the Class A Unitholders of record as of December 31, 1996, for unitholders who elected for monthly distributions. Quarterly cash distributions of approximately $1,077,000 were declared on January 25, 1997 and were paid on February 15, 1997 to Class A and Class B Unitholders.

Cash and Cash Equivalents

The Company considers highly liquid investments that are readily convertible to known amounts of cash with original maturities of three months or less as cash equivalents.

  Restricted Cash

At December 31, 1996, restricted cash includes lessee security deposits. At December 31, 1995, restricted cash represented subscription deposits for Units in escrow which were considered restricted cash until the members were admitted, usually the next day of the following month.

2.   Manager and Transactions with Affiliates

An officer of PLM Securities Corp. (PLMS) contributed $100 of the Company's initial capital. Under the equipment management agreement, IMI, subject to certain reductions, is entitled to a monthly management fee attributable to either owned equipment or interests in equipment owned by the
     Unconsolidated Special Purpose Entities (USPE) equal to the lesser of (i) the fees which would be charged by an independent party for similar services for similar equipment or (ii) the sum of (A) for that Equipment for which IMI provides only Basic Equipment Management Services (a) 2% of the Gross Lease Revenues attributable to Equipment which is subject to Full Payout Net Leases, (b) 5% of the Gross Lease Revenues attributable to Equipment which is subject to Operating Leases, and (B) for that Equipment for which IMI provides supplemental Equipment Management Services, 7% of the Gross Lease Revenues attributable to such Equipment. Company management fees of $163,524 were payable at December 31, 1996. The Company's proportional share of the USPE's

                   PROFESSIONAL LEASE MANAGEMENT INCOME FUND I
                         (A Limited Liability Company)
                         NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996

2.   Other Transactions with Affiliates (continued)

     management fees of $23,092 and $58,832 were payable as of December 31, 1996 and 1995, respectively. The Company's proportional share of the USPE's management fees expense during 1996 was $240,501. The Company reimbursed FSI $313,036 for data processing expenses and administrative services performed on behalf of the Company during 1996. The Company's proportional share of the USPE's administrative and data processing expenses was $85,261 during 1996. Transportation Equipment Corporation (TEC) will also be entitled to receive an equipment liquidation fee equal to the lesser of (i) 3% of the sales price of equipment sold on behalf of the Company, or (ii) 50% of the "Competitive Equipment Sale Commission," as defined, if certain conditions are met. PLMS and TEC are wholly-owned subsidiaries of the Manager. In certain circumstances, the Manager will be entitled to a monthly re-lease fee for re-leasing services following expiration of the initial lease, charter or other contract for certain Equipment equal to the lesser of (a) the fees which would be charged by an independent third party for comparable services for comparable equipment or (b) 2% of Gross Lease Revenues derived from such re-lease. No re-lease fee, however, shall be payable if such fee would cause the combination of the equipment management fee paid to IMI (see Note 1) or the re-lease fees to exceed 7% Gross Lease Revenues.

         The Company paid $7,411 in 1996 to Transportation Equipment Indemnity Company Ltd. (TEI) which provides marine insurance coverage and other insurance brokerage services to the Company. The Company's proportional share of USPE's marine insurance coverage paid to TEI was $1,472 during 1996. TEI is an affiliate of the Manager. A substantial portion of these amounts was paid to third party reinsurance underwriters or placed in risk pools managed by TEI on behalf of affiliated partnerships and PLM International which provide threshold coverages on marine vessel loss of hire and hull and machinery damage. All pooling arrangement funds are either paid out to cover applicable losses or refunded pro rata by TEI.

3.   Equipment

     The components of equipment are as follows (in thousands):

                                                     1996               1995
                                               ------------------------------------

   Rail equipment                              $   18,876,058      $  13,112,390
   Aircraft                                        24,605,000          4,000,000
   Marine vessel                                   12,256,531         12,256,532
   Trailers                                        14,595,510          6,771,028
                                               ------------------------------------
                                                   70,333,099         36,139,950
   Less accumulated depreciation                  (12,189,573 )       (2,869,535 )
                                               ------------------------------------

   Net equipment                               $   58,143,526      $  33,270,415
                                               ====================================

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

         During the year ended December 31, 1996, the Company purchased four 737-200A Stage II commercial aircraft, 181 refrigerated trailers and 113 railcars for $34.2 million.

                   PROFESSIONAL LEASE MANAGEMENT INCOME FUND I
                         (A Limited Liability Company)
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1996

3.   Equipment (continued)

         As of December 31, 1996, all equipment in the Company portfolio was either on lease or operating in PLM-affiliated short-term trailer rental facilities except for 14 railcars with a carrying value of $333,000. At December 31, 1995, all equipment in the Company portfolio was either on lease or operating in PLM-affiliate short-term trailer rental facilities.

         All leases are being accounted for as operating leases. Future minimum rent under noncancelable leases at December 31, 1996 during each of the next five years are approximately $18,691,000 - 1997; $10,561,000 - 1998;
     $8,694,000 - 1999; $8,148,000 - 2000; and $6,355,000 - 2001 and thereafter.

        Periodically, PLM International Inc., (PLM) will purchase groups of assets whose ownership may be allocated among affiliated partnerships and PLM. Generally in these cases, only assets that are on lease will be purchased by the affiliated partnerships. PLM will generally assume the ownership and remarketing risks associated with off-lease equipment. Allocation of the purchase price will be determined by a combination of third party industry sources, and recent transactions or published fair market value references. During 1996, PLM realized $0.7 million of gains on the sale of 69 off-lease railcars purchased by PLM as part of a group of assets in 1994 which had been allocated to PLM Equipment Growth Funds IV, VI, VII, Professional Lease Management Income Fund I, L.L.C. and PLM. These assets were included in assets held for sale at December 31, 1995. During 1995, PLM realized $1.3 million in gains on sales of railcars and aircraft purchased by PLM in 1994 and 1995 as part of a group of assets which had been allocated to EGFs IV, V, VI, VII, Fund I, and PLM.

         The Company owns certain equipment which is leased and operated internationally. A limited number of the Company's transactions are denominated in a foreign currency. Gains or losses resulting from foreign currency transactions are included in the results of operations and are not material.

         The Company leases its aircraft, railcars and trailers to lessees domiciled in four geographic regions: United States, Canada, Europe, and South America. The vessel is leased to multiple lessees in different regions who operate the vessel worldwide. The tables below set forth geographic information about the Company's equipment and the Company's proportional interest in equipment owned by special purpose entities. The Company accounts for proportional interest in equipment using the equity method. The geographic information is grouped by domicile of the lessee as of and for the year ended December 31, 1996 and 1995:


                                                                                   Investment in Unconsolidated
                                                                                     Special Purpose Entities
                                                          Owned
                                             ---------------------------------    -------------------------------
                                                 1996               1995              1996               1995
                                             --------------------------------------------------------------------
     Revenues:
       Various                                $ 2,668,536      $  1,491,972       $    925,948      $         --
       United States                            4,572,914         2,082,312                 --                --
       Canada                                   1,731,181           417,354          2,109,784            78,400
       Europe                                          --                --          3,529,926         1,176,634
       South America                              966,517                --                 --                --
                                             ====================================================================
     Total revenues                           $ 9,939,148      $  3,991,638       $  6,565,658      $  1,255,034
                                             ====================================================================


                   PROFESSIONAL LEASE MANAGEMENT INCOME FUND I
                         (A Limited Liability Company)
                         NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996

3.   Equipment (continued)

         The following table sets forth Identifiable income (loss) information by region :

                                                                                     Investment in Unconsolidated
                                                            Owned                      Special Purpose Entities
                                              ----------------------------------    --------------------------------
                                                   1996               1995              1996               1995
                                              ----------------------------------------------------------------------
      Income (loss):
        Various                                $   (774,488 )    $   (442,731 )     $   (515,558 )    $         --
        United States                              (201,018 )         197,288                 --                --
        Canada                                      128,229            (2,724 )         (896,260 )         (41,045 )
        Europe                                           --                --          1,155,849           110,664
        South America                            (1,918,227 )              --                 --                --
                                              ----------------------------------------------------------------------
      Total identifiable income (loss)           (2,765,504 )        (248,167 )         (255,969 )          69,619
        Administrative and other                    628,979          (439,443 )               --                --
                                              ----------------------------------------------------------------------
      Total net income (loss)                  $ (2,136,525 )    $   (687,610 )     $   (255,969 )    $     69,619
                                              ======================================================================

         The net book value of owned assets and the net investment in the unconsolidated special purpose entities at December 31, 1996 and 1995 are as follows:

                                                                                         Investment in Unconsolidated
                                                             Owned                         Special Purpose Entities
                                               -----------------------------------    -----------------------------------
                                                    1996                1995               1996               1995
                                               --------------------------------------------------------------------------
         Net book value:
           Various                             $   9,220,776       $  11,064,923      $   9,916,538      $     377,987
           United States                          26,400,747          16,365,304                 --                 --
           Canada                                  4,664,333           5,840,188          6,665,213          4,108,555
           Europe                                         --                  --          8,766,851         10,109,664
           South America                          17,857,670                  --                 --                 --
                                               --------------------------------------------------------------------------
         Total equipment                       $  58,143,526       $  33,270,415      $  25,348,602      $  14,596,206
                                               ==========================================================================

     For 1996 and 1995, one lessee, Transportes Aeroes Portugueses, accounted for more than 10% of the Company's revenues. The total amount of revenue accounted for by this lessee was $3.5 million or 21% of total revenues in 1996 and $1.2 million or 22% of total revenues in 1995. Thus, the lease revenues are not reported in Lease Revenue in the Statement of Operations, but, rather are reported net in Equity in net income of unconsolidated special purpose entities. Such concentration of revenues are not unusual, given the early stage of the equity raising period and are expected to decrease in the future to the extent additional equipment is acquired using proceeds from the Company's sale of limited liability company interests.

4.   Investments in Unconsolidated Special Purpose Entities

     During 1996, the Company purchased a 25% interest in a trust which owns four Boeing 737-200 aircraft for $5.6 million, and a 50% interest in an entity which owns a marine vessel for $3.4 million (a deposit of $0.4 million was lodged in December of 1995) and a 35% interest in an entity which owns a drilling marine vessel for $7.0 million. The remaining interests are owned by affiliated partnerships. During 1995, the Company purchased a 14% (17% at December 31, 1996) interest in a trust which owns seven Boeing 737-200A aircraft for $4.3 million, and 33% in two trusts (the Trusts) which own three 1983 Boeing 737-200A aircraft, equipped with Pratt & Whitney JT8D-17A engines, two spare Pratt & Whitney JT8D-17A engines and a rotables package for $10.0 million. The remaining interests are owned by affiliated partnerships.

     The Company accounts for investments in unconsolidated special purpose entities using the equity method.

                   PROFESSIONAL LEASE MANAGEMENT INCOME FUND I
                         (A Limited Liability Company)
                         NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996

  4. Investments in Unconsolidated Special Purpose Entities (continued)

     The net investments in unconsolidated special purpose entities include the following jointly-owned equipment (and related assets and liabilities):

                                                                             December 31,             December 31,
           % Ownership    Equipment                                              1996                     1995
        ---------------------------------------------------------------------------------------------------------------

               33%        Two trusts consisting of:
                            Three 737-200A Stage II
                               commercial aircraft
                            Two aircraft engines
                            Portfolio of rotable components                $     8,766,851          $    10,109,664
               14%        Trust consisting of seven 737-200A
                            Stage II commercial aircraft (see
                            note below)                                                 --                4,108,555
               17%        Trust consisting of six 737-200A
                            Stage II commercial aircraft (see
                            note below)                                          2,683,784                       --
               25%        Trust consisting of four 737-200A
                            Stage II commercial aircraft                         3,981,429                       --
               35%        Drilling marine vessel                                 6,906,103                       --
               50%        Cargo marine vessel                                    3,010,435                  377,987
                                                                         ----------------------------------------------
                          Total investments                                $    25,348,602          $    14,596,206
                                                                         ==============================================

     The Company has beneficial interest in two unconsolidated special purpose entities that own multiple aircraft (the Trusts). These Trusts contain provisions, under certain circumstances, for allocating specific aircraft to the beneficial owners. During September 1996, PLM Equipment Growth Fund V, an affiliated partnership which also has a beneficial interest in the Trust, renegotiated its senior loan agreement and was required, for loan collateral purposes, to withdraw the aircraft designated to it from the Trust. The result was to restate the percentage ownership of the remaining beneficial owners of the Trusts beginning September 30, 1996. This change has no effect on the income or loss recognized in the year ended December 31, 1996.

     The following summarizes the financial information for the special purpose entities and the Company's interests therein as of and for the years ended December 31, 1996 and 1995:

                                                         Total Numbers                     Net Interest of Company
                                               -----------------------------------    -----------------------------------
                                                    1996                1995               1996               1995
                                               --------------------------------------------------------------------------

         Net assets                            $  80,845,706        $ 59,388,644      $  25,348,602      $  14,596,206
         Revenues                                 24,675,879           4,777,472          6,565,658          1,255,034
         Net Income (loss)                        (3,071,146 )        (1,021,162 )         (255,969 )           69,619


                   PROFESSIONAL LEASE MANAGEMENT INCOME FUND I
                         (A Limited Liability Company)
                         NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996

5.   Notes Payable

     In December 1996, the Company entered into an agreement to issue a long-term note totaling $25 million to one institutional investor. The note bears interest at a fixed rate of 7.33% per annum and has a final maturity in 2006. Interest on the note is payable semi-annually. The note will be repaid in five principal payments of $3.0 million on December 31, 2000, 2001, 2002, 2003, and 2004 and two principal payments of $5.0 million on December 31, 2005, and 2006. The agreement requires the Company to maintain certain financial covenants related to fixed-charge coverage. Proceeds from the sale of the note will be used to fund additional equipment acquisitions during the first and second quarters of 1997.

         The Manager has entered into a joint $50 million credit facility (the "Committed Bridge Facility") on behalf of the Company, PLM Equipment Growth Fund IV, PLM Equipment Growth Fund V, PLM Equipment Growth Fund VI, and PLM Equipment Growth & Income Fund VII, all affiliated investment programs, TEC Acquisub, Inc. ("TECAI"), an indirect wholly-owned subsidiary of the Manager and American Finance Group ("AFG"), a subsidiary of PLM International, which may be used to provide interim financing of up to (i) 70% of the aggregate book value or 50% of the aggregate net fair market value of eligible equipment owned by an affiliate plus (ii) 50% of unrestricted cash held by the borrower. The Committed Bridge Facility became available on December 20, 1993, and became available to the Company on May 8, 1995, and was amended and restated in October 1996 to expire on October 31, 1997 and increase the available borrowings for AFG to $50 million. The Company, TECAI and the other partnerships collectively may borrow up to $35 million of the Committed Bridge Facility. The Committed Bridge Facility also provides for a $5 million Letter of Credit Facility for the eligible borrowers. Outstanding borrowings by the Company, TECAI, AFG or PLM Equipment Growth Funds IV through VII reduce the amount available to each other under the Committed Bridge Facility. Individual borrowings may be outstanding for no more than 179 days, with all advances due no later than October 31, 1997. The Committed Bridge Facility prohibits the Company from incurring any additional indebtedness. Interest accrues at either the prime rate or adjusted LIBOR at 2.5% at the borrower's option and is set at the time of advance of funds. To the extent the Company is unable to raise sufficient capital through the sale of interests to repay its portion of the Committed Bridge Facility, the Company will continue to be obligated under the Committed Bridge Facility until the Company generates proceeds from operations or the sale of Equipment sufficient for repayment. Borrowings by the Company are guaranteed by the Manager. As of December 31, 1996, PLM Equipment Growth Fund V had borrowings of $2.5 million, PLM Equipment Growth Fund VI had $1.3 million, PLM Equipment Growth and Income Fund VII had $2.0 million, AFG had $26.9 million, and TECAI had $4.1 million in outstanding borrowings. Neither PLM Equipment Growth Fund IV nor the Company had any outstanding borrowings.

6.   Income Taxes

The Company is not subject to income taxes as any income or loss is included in the tax returns of the individual members. Accordingly, no provision for income taxes has been made in the financial statements of the Company.

         As of December 31, 1996, there were temporary differences of approximately $5,152,000 between the financial statement carrying values of certain assets and liabilities and the income tax basis of such assets and liabilities, primarily due to differences in depreciation methods and equipment reserves.

                   PROFESSIONAL LEASE MANAGEMENT INCOME FUND I

                                INDEX OF EXHIBITS


  Exhibit                                                                 Page

    4.     Operating Agreement of Partnership.                              *

   10.1    Management Agreement between Company and                         *
           PLM Investment Management, Inc.

   10.2    Second Amended and restated Warehousing Credit Agreement,
           dated as of May 31, 1996 with First Union National Bank
           of North Carolina.                                               *

   10.3    Amendment No. 1 to Second Amended and restated
           Warehousing  Credit  Agreement, dated as of
           November 5, 1996 with First Union National Bank
           of North Carolina.                                               *

   10.4    $25,000,000 Note Agreement, dated as of December 30, 1996.       *

   24.     Powers of Attorney.                                          38-41



* Incorporated by reference.  See page 18 of this report.