Form 10-Q
period 1997-03-31
PROFESSIONAL LEASE MANAGEMENT INCOME FUND I LLC
filed 1997-05-13
CIK 928956

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------
                                    FORM 10-Q


         [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended March 31, 1997.

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)

                                 BALANCE SHEETS
                (in thousands of dollars except per unit amounts)

                                     ASSETS

                                                                                March 31,          December 31,
                                                                                  1997                 1996
                                                                            ---------------------------------------

   Assets:

   Equipment held for operating leases                                       $       80,833      $        70,333
   Less accumulated depreciation                                                    (15,736 )            (12,189 )
                                                                             --------------------------------------
     Net equipment                                                                   65,097               58,144

   Cash and cash equivalents                                                         13,847                1,692
   Restricted cash                                                                      223                  223
   Investment in unconsolidated special purpose entities                             27,326               25,349
   Accounts receivable, net of allowance for doubtful accounts
     of $247 in 1997 and $36 in 1996                                                  1,826                1,534
   Prepaid expenses                                                                     377                  505
   Organization and offering costs, net of accumulated amortization
     of $156 in 1997 and $134 in 1996                                                   463                  308
                                                                             --------------------------------------

   Total assets                                                              $      109,159      $        87,755
                                                                             ======================================


                         LIABILITIES AND MEMBERS' EQUITY


   Liabilities:

   Accounts payable and accrued expenses                                     $          626      $           430
   Due to affiliates                                                                    223                  163
   Note payable                                                                      25,000                   --
   Lessee deposits and reserves for repairs                                           1,158                  873
                                                                             --------------------------------------
     Total liabilities                                                               27,007                1,466

   Members' equity:

   Class A members (4,999,581 units at March 31, 1997 and
    at December 31, 1996)                                                            81,925               86,024
   Class B Member                                                                       227                  265
                                                                             --------------------------------------
     Total Members' Equity                                                           82,152               86,289
                                                                             --------------------------------------

   Total liabilities and members' equity                                     $      109,159      $        87,755
                                                                             ======================================



                       See accompanying notes to financial
                                  statements.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)

                             STATEMENT OF OPERATIONS
                      For the Three Months Ended March 31,

                                                                                   1997                   1996
                                                                             -------------------------------------------
     Revenues:

       Lease revenue                                                         $         3,517       $           2,157
       Interest and other income                                                          48                     255
       Gain on disposition of equipment                                                    4                      --
                                                                             -------------------------------------------
         Total revenues                                                                3,569                   2,412

     Expenses:

       Depreciation and amortization                                                   3,577                   1,506
       Management fees to affiliate                                                      233                     114
       Repairs and maintenance                                                           269                     280
       Marine equipment operating expenses                                               242                     257
       Insurance expense to affiliate                                                      7                       2
       Other insurance expense                                                            53                      88
       Interest expense                                                                   46                       9
       General and administrative expenses to affiliates                                 353                      52
       Other general and administrative expenses                                         122                      81
                                                                             -------------------------------------------
         Total expenses                                                                4,902                   2,389

     Equity in net income (loss) of unconsolidated special purpose
       entities                                                                          137                     (47 )
                                                                             -------------------------------------------

         Net loss                                                            $        (1,196 )     $             (24 )
                                                                             ===========================================

     Members' share of net loss:

       Class A members                                                       $        (1,599 )     $             (24 )
       Class B Member                                                                    403                      --
                                                                             ===========================================
         Total                                                               $        (1,196 )     $             (24 )
                                                                             ===========================================

     Net loss per weighted average Class A unit (4,999,581 units
       and 3,829,012 at March 31, 1997 and 1996, respectively)               $         (0.32 )     $           (0.01 )
                                                                             ===========================================

     Cash distributions                                                      $         2,941       $           1,624
                                                                             ===========================================

     Cash distributions per weighted average Class A units                   $          0.50       $             N/A
                                                                             ===========================================


                       See accompanying notes to financial
                                  statements.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)

                   STATEMENT OF CHANGES IN MEMBERS' EQUITY For
               the period from December 31, 1995 to March 31, 1997
                                 (in thousands)




                                                            Class A             Class B              Total
                                                        --------------------------------------------------------

   Members' equity at December 31, 1995                   $    54,836       $         306       $       55,142

   Members' capital contributions                              43,364               5,069               48,433

   Syndication costs                                               --              (5,062 )             (5,062 )

   Net income (loss)                                           (3,705 )             1,313               (2,392 )

   Distributions                                               (8,471 )            (1,361 )             (9,832 )
                                                        --------------------------------------------------------

   Members' equity at December 31, 1996                        86,024                 265               86,289

   Net income (loss)                                           (1,599 )               403               (1,196 )

   Distributions                                               (2,500 )              (441 )             (2,941 )
                                                        --------------------------------------------------------

   Members' equity at March 31, 1997                      $    81,925       $         227       $       82,152
                                                        ========================================================




                       See accompanying notes to financial
                                  statements.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)

                             STATEMENT OF CASH FLOWS
                      For the three months ended March 31,
                             (thousands of dollars)


      Cash flows from operating activities:                               1997                 1996
                                                                    ---------------------------------------
      Net loss                                                      $        (1,196 )    $           (24 )
        Adjustments to reconcile net loss to net cash
          provided by operating activities:
        Depreciation and amortization                                         3,577                1,506
        Gain on sale of equipment                                                (4 )                 --
        Equity in net (income) loss unconsolidated special
          purpose entities                                                     (137 )                 47
        Changes in operating assets and liabilities:
          Accounts receivable, net                                             (292 )               (279 )
          Prepaid expenses                                                      128                   32
          Accounts payable and accrued expenses                                 196                 (512 )
          Due to affiliates                                                      60                 (310 )
          Lessee deposits and reserves for repairs                              285                   12
                                                                    ---------------------------------------
      Net cash provided by operating activities                               2,617                  472
                                                                    ---------------------------------------

      Investing activities:
        Payments for purchase of equipment                                  (10,530 )             (1,950 )
        Investment in and equipment purchased and placed
          in unconsolidated special purpose entities                         (5,100 )             (9,006 )
        Proceeds from disposition of equipment                                   26                   --
        Distributions from unconsolidated special purpose
           entities                                                           3,260                2,863
                                                                    ---------------------------------------
                                                                    ---------------------------------------
      Net cash used in investing activities                                 (12,344 )             (8,093 )
                                                                    ---------------------------------------

      Financing activities:
        Proceeds from note payable                                           25,000                   --
        Cash distributions to Class A members                                (2,500 )             (1,427 )
        Cash distributions to Class B Member                                   (441 )               (197 )
        Payments of placement fees                                             (177 )
        Class A members capital contribution                                     --               19,931
        Increase in subscriptions in escrow                                      --                1,998
        Increase in restricted cash from subscriptions in
          escrow, net                                                            --               (2,016 )
                                                                    ---------------------------------------
      Cash provided by financing activities                                  21,882               18,289
                                                                    ---------------------------------------

      Cash and cash equivalents:
      Net increase in cash and cash equivalents                              12,155               10,668
      Cash and cash equivalents at beginning of period                        1,692                6,804
                                                                    ---------------------------------------
      Cash and cash equivalents at end of period                    $        13,847      $        17,472
                                                                    =======================================

      Supplemental information:
      Cash items:
        Interest paid ($9 paid to affiliate)                        $            --      $             9
                                                                    =======================================
      Non cash items:
        Syndication and offering costs paid by Class B Member       $            --      $         2,987
                                                                    =======================================

                       See accompanying notes to financial
                                  statements.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1997


1.   Opinion of Management

     In the opinion of the management of PLM Financial Services, Inc., the Manager, the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of Professional Lease Management Income Fund I, L.L.C. (Fund I or the Company) as of March 31, 1997 and
     December 31, 1996, the statements of operations and cash flows for the three months ended March 31, 1997 and 1996, and the statements of changes in partners' capital for the period December 31, 1995 to March 31, 1997. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, on file at the Securities and Exchange Commission.

2.   Reclassification

     Certain amounts in the 1996 financial statements have been reclassified to conform to the 1997 presentation.

3.   Net Income (Loss) and Cash Distributions

     After giving effect to the special allocations set forth in Sections 3.08(b) and 3.17 of the Company's Operating Agreement, Net Profits and Net Loss shall be allocated 1% to the Class B Members and 99% to the Class A Members. During the quarter ended March 31, 1997, the Manager received a special allocation of income of $419,000.

         Cash distributions are recorded when paid and totaled $2.9 million and $1.6 million for the three months ended March 31, 1997 and 1996, respectively. Cash distributions to Class A Unitholders in excess of net income are considered to represent a return of capital using the generally accepted accounting principle basis. Cash distributions to Class A Unitholders of $2.5 million and $1.4 million for the three months ended March 31, 1997 and 1996, respectively, were deemed to be a return of capital.

         Cash distributions related to the first quarter results of $0.6 million were paid or are payable during April, 1997, to the Class A Unitholders of record as of March 31, 1997, for unitholders who elected for monthly distributions. Quarterly cash distributions of approximately $1.1 million were declared on April 24, 1997 and are to be paid on May 15, 1997 to Class A and Class B Unitholders.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1997

4.   Investments in Unconsolidated Special Purpose Entities

     The net investments in unconsolidated special purpose entities (USPE) include the following jointly-owned equipment (and related assets and liabilities) (in thousands):

                                                                              March 31,               December 31,
           % Ownership    Equipment                                              1997                     1996
        ---------------------------------------------------------------------------------------------------------------

               33%        Two trusts consisting of:
                            Three 737-200A Stage II
                               commercial aircraft
                            Two aircraft engines
                            Portfolio of rotable components                $         6,494          $         8,767
               17%        Trust consisting of six 737-200A
                            Stage II commercial aircraft                             2,523                    2,684
               25%        Trust consisting of four 737-200A
                            Stage II commercial aircraft                             3,734                    3,981
               35%        Mobile offshore drilling unit                                 --                    6,906
               61%        Mobile offshore drilling unit                             11,491                       --
               50%        Cargo marine vessel                                        3,084                    3,011
                                                                         ----------------------------------------------
                          Total investments                                $        27,326          $        25,349
                                                                         ==============================================

         During the first quarter ended March 31, 1997, the Company purchased an additional 26% interest in a mobile offshore drilling unit for $5.1 million bringing its initial investment of 35% up to 61%.

5.   Other Transactions with Affiliates

     Company management fees of $0.2 million and $0.2 million were payable at March 31, 1997 and December 31, 1996. The Company's proportional share of the USPE management fees of $48,000 and $23,000 were payable as of March 31, 1997 and December 31, 1996, respectively. The Company's proportional share of the USPE management fees expense for the quarters ended March 31, 1997 and 1996 was $85,000 and $61,000, respectively. The Company reimbursed FSI $114,000 and $52,000 for data processing expenses and administrative services performed on behalf of the Company expense for the quarters ended March 31, 1997 and 1996, respectively. The Company's proportional share of the USPE administrative and data processing expenses were $19,000 and $22,000 for the quarters ended March 31, 1997 and 1996, respectively

         The Company paid $7,000 and $2,000 for the quarters ended March 31, 1997 and 1996, respectively to Transportation Equipment Indemnity Company Ltd. (TEI) which provides marine insurance coverage and other insurance brokerage services to the Company. The Company's proportional share of USPE marine insurance coverage paid to TEI were $4,000 and $0 at March 31, 1997 and 1996, respectively. TEI is an affiliate of the Manager. A substantial portion of these amounts was paid to third party reinsurance underwriters or placed in risk pools managed by TEI on behalf of affiliated partnerships and PLM International which provide threshold coverages on marine vessel loss of hire and hull and machinery damage. All pooling arrangement funds are either paid out to cover applicable losses or refunded pro rata by TEI.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1997

6.   Equipment

     Equipment held for operating leases is stated at cost. The components of equipment are as follows (in thousands):

                                                   March 31,        December 31,
                                                     1997              1996
                                              -------------------------------------

   Rail equipment                              $       18,906     $       18,876
   Aircraft                                            24,605             24,605
   Marine vessel                                       12,257             12,257
   Trailers                                            14,565             14,595
   Mobile offshore drilling unit                       10,500                 --
                                               ------------------------------------
                                                       80,833             70,333
   Less accumulated depreciation                      (15,736 )          (12,189 )
                                               ------------------------------------

   Net equipment                               $       65,097     $       58,144
                                               ====================================

     During the quarter ended March 31, 1997, the Company purchased a mobile offshore drilling unit for $10.5 million. During the quarter ended March 31, 1996, the Company purchased 50 new refrigerated trailers and one box car for $1.9 million.

         As of March 31, 1997, all equipment in the Company portfolio was either on lease or operating in PLM-affiliated short-term trailer rental facilities except for 105 railcars with a carrying value of $5.2 million. At December 31, 1996, all equipment in the Company portfolio was either on lease or operating in PLM-affiliated short-term trailer rental facilities except for 14 railcars with a carrying value of $0.3 million.

7.   Debt

     As of March 31, 1997, the Company had completed two draw downs totaling $25 million by issuing two notes related to the long term senior note agreement entered into in December. A total of $15.6 million of the proceeds were used to fund additional equipment acquisitions during the first quarter of 1997. The Company anticipates utilizing the remaining debt proceeds to purchase equipment during the second quarter of 1997. During the first quarter of 1997, a $0.2 million placement fee was paid to the lender in connection with this loan agreement.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of the Company's Operating Results for the Three Months Ended March 31, 1997 and 1996

(A)  Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, marine equipment operating, and asset specific insurance expenses) on owned equipment decreased during the first quarter of 1997 when compared to the same quarter of 1996. The following table presents lease revenues less direct expenses by owned equipment type (in thousands):

                                                                            For the Three Months
                                                                               Ended March 31,
                                                                            1997             1996
                                                                         ----------------------------
   Aircraft                                                              $  1,252         $    309
   Marine vessel                                                              215              281
   Trailers                                                                   713              279
   Rail equipment                                                             700              670
   Mobile offshore drilling unit                                               71               --


Aircraft: Aircraft lease revenues were $1.3 million and $0.3 million, respectively, during the first quarter of 1997 and 1996. There were no expenses incurred in either the first quarter of 1997 or 1996. The increase in lease revenue was due to the purchase of four 737-200A Stage II commercial aircraft at the end of the third quarter of 1996. These aircraft were on lease for the entire first quarter in 1997.

Marine vessel: Marine vessel lease revenues and direct expenses were $0.6 million and $0.4 million respectively, for the first quarter of 1997, compared to $0.8 million and $0.5 million, respectively, during the same quarter of 1996. Marine vessel contribution decreased due to lower re-lease rates as a result of a softer bulk carrier vessel market. The decrease in direct expenses were due to the lower marine operating expenses in the first quarter of 1997 compared to the same period in 1996.

Trailers: Trailer revenues and direct expenses were $0.8 million and $0.1 million, respectively, for the first quarter of 1997, compared to $0.3 million and $0.0 million, respectively, during the same quarter of 1996. Trailer contribution increased due to the purchase of additional trailers throughout 1996. These trailers were on lease for the entire first quarter of 1997.

Rail equipment: Railcar lease revenues and direct expenses were $0.8 million and $0.1 million, respectively, for the first quarter of 1997 and 1996. Railcar contribution remained relatively stable in the first quarter of 1997 compared to the same period in 1996. Although the Company purchased additional railcars in the last two months of 1996, these railcars were off lease in the first quarter of 1997 and did not impact the contribution for the first quarter of 1997.

Mobile offshore drilling unit (rig): Revenues were $0.1 million, in the first quarter of 1997. This rig earned 13 days of revenue in the first quarter of 1997 due to its purchase near the end of the quarter.

(B)  Interest and Other Income

Interest and other income decreased $0.2 million due to lower cash balances available for investments in the first quarter of 1997 compared to the same period in 1996.

(C)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $4.3 million for the quarter ended March 31, 1997, decreased from $1.8 million for the same period in 1996. The variances are explained as follows:

     (a) A $2.1 million increase in depreciation and amortization expenses from 1996 levels reflecting the purchase of assets during 1997 and 1996, and the application of the double declining balance depreciation method.

     (b) A $0.4 million increase in administrative expenses from 1996 levels resulting from increased administrative costs associated with the short-term rental facilities due to additional trailers operating in the facilities in the first quarter of 1997 as compared to the same period in 1996.

     (c) A $0.1 million increase in management fees to affiliates, reflecting the higher levels of lease revenues in 1997 as compared to 1996 due to the additional purchase of equipment throughout 1996 and the beginning of 1997.

(C)  Net Gain on Disposition of Owned Equipment

Net loss on disposition of equipment for the first quarter of 1997 totaled $4,000 which resulted from the sale of trailers with a net book value of $22,000, for proceeds of $26,000. There were no sales or disposals of equipment in the first quarter of 1996.

(D)  Equity in Net Income (Loss) of Unconsolidated Special Purpose Entities

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method are presented as follows (in thousands).

                                                                            For the Three Months
                                                                               Ended March 31,
                                                                            1997             1996
                                                                         ----------------------------
   Aircraft                                                              $    448          $   (31 )
   Marine vessel                                                              (47 )            (16 )
   Mobile offshore drilling unit                                             (264 )             --


Aircraft: As of March 31, 1997 and 1996, the Company owned an interest in a trust which owns a commercial aircraft and an interest in two trusts which own 3 commercial aircraft, 2 aircraft engines and a portfolio of aircraft rotables. Aircraft revenues and expenses were $1.5 million and $1.1 million, respectively, for the first quarter of 1997, compared to $1.1 million and $1.1 million, respectively, during the same quarter in 1996. The primary reason revenues increased was due to the purchase of an interest in a trust which owns commercial aircraft at the end of the first quarter of 1996. This investment was on lease for the entire first quarter of 1997 compared to only a few days in the same period in 1996. Although expenses remained relatively the same, expenses are significantly impacted by the depreciation charges which are greatest in the early years due to the use of the 200% declining balance method of depreciation. The investment that was purchased at the end of the first quarter of 1996, incurred a full quarter of depreciation in 1997 compared to only a partial quarter in 1996.

Marine vessel: As of March 31, 1997 and 1996, the Company had an interest in an entity which owns a marine vessel. Marine vessel revenues and expenses were $0.3 million and $0.3 million, respectively, for the first quarter of 1997, compared to $47,000 and $62,000, respectively, during the same quarter in 1996. The primary reason revenues increased was due to the purchase of a 50% interest in a marine vessel during the later half of the first quarter of 1996. Revenues and expenses during 1997 represent a full quarter when compared to 1996 where revenues and expenses are for only a partial quarter.

Mobile offshore drilling unit: As of March 31, 1997, the Company had an interest in which it owns an entity in a mobile offshore drilling unit (rig) which was purchased during the fourth quarter of 1996. The Company's interest in this investment was increased in the first quarter of 1997 from 35% to 61%. During the first quarter of 1997, revenues of $0.3 million were offset by depreciation and administrative expenses of $0.3 million.

(E)  Net Income (Loss)

As a result of the foregoing, the Company's net loss of $1.2 million for the first quarter of 1997, increased from net loss of $24,000 during the same period in 1996. The Company's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Company is subject to many factors and the Company's performance in the first quarter of 1997 is not necessarily indicative of future periods. In the first quarter of 1997, the Company distributed $2.5 million to the Class A Members, or $0.50 per weighted average Class A Unit.

Financial Condition - Capital Resources and Liquidity

The Company's initial contributed capital was composed of the proceeds from its initial offering, and supplemented by permanent debt in the amount of $25 million. The Company intends to rely on operating cash flow to meet its operating obligations, maintain working capital reserves, make cash distributions to Class A Unitholders, and grow the Company's equipment portfolio through reinvestment of any remaining surplus cash available in additional equipment.

     As of March 31, 1997, the Company did not have any borrowings with the short-term $50 million joint credit facility, PLM Equipment Growth Fund V had $1.1 million in outstanding borrowings under the short-term Committed Bridge Facility and American Finance Group, Inc. had $22.5 million. None of the other programs had any outstanding borrowings. The Company's Senior Note Agreement limits the borrowings available to the Company under this short-term credit facility to the lesser of $10 million or 50% of the outstanding senior note balance.

     For the quarter ended March 31, 1997, the Company generated sufficient operating income to meet its operating obligations and pay distributions to those Class A and B Unitholders.

Outlook for the Future

Several factors may affect the Company's operating performance in 1997 and beyond, including changes in the markets for the Company's equipment and changes in the regulatory environment in which the equipment operates.

     The Company intends to use excess cash flow, after payment of expenses, the maintenance of working capital reserves and cash distributions to acquire additional equipment during the first six years of the Company's operations. The Manager believes these acquisitions may cause the Company to generate additional earnings and cash flow for the Company.

     The Company relies on operating cash flow to meet its operating obligations, maintain working capital reserves, make cash distributions to Class A and B Unitholders, and grow the Company's equipment portfolio through reinvestment of any remaining surplus cash available in additional equipment.

                           PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              None.

         (b)  Reports on Form 8-K

              None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      PROFESSIONAL LEASE MANAGEMENT
                                      INCOME FUND I, L.L.C.
                                      By: PLM Financial Services, Inc.
                                          Manager




Date: May  13, 1997
                                      By:  /s/ David J. Davis
                                           --------------------------
                                           David J. Davis
                                           Vice President and
                                           Corporate Controller