Form 10-Q
period 1997-06-30
PROFESSIONAL LEASE MANAGEMENT INCOME FUND I LLC
filed 1997-08-13
CIK 928956

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------
                                   FORM 10-Q


         [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the fiscal quarter ended June 30, 1997

         [  ]     Transition Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934
                  For the transition period from              to

                       Commission file number 33-83216-01
                            -----------------------



              PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
             (Exact name of registrant as specified in its charter)


                        Delaware                           94-3209289
             (State or other jurisdict                   (I.R.S. Employer
             incorporation or organization)             Identification No.)

            One Market, Steuart Street Tower
              Suite 800, San Francisco, CA                  94105-1301
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

              PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)
                                 BALANCE SHEETS
                 (in thousands of dollars, except unit amounts)



                                                                                June 30,         December 31,
                                                                                  1997                1996

   Assets:

   Equipment held for operating leases, at cost                               $   89,365          $   70,333
   Less accumulated depreciation                                                 (19,733 )           (12,189 )
       Net equipment                                                              69,632              58,144

   Cash and cash equivalents                                                       5,704               1,692
   Restricted cash                                                                     -                 223
   Investment in unconsolidated special-purpose entities                          26,686              25,349
   Accounts receivable, net of allowance for doubtful accounts
         of $371 in 1997 and $36 in 1996                                           1,743               1,534
   Prepaid expenses                                                                  345                 505
   Deferred charges, net of accumulated amortization
         of $185 in 1997 and $134 in 1996                                            434                 308

   Total assets                                                               $  104,544          $   87,755

   Liabilities and members' equity:

   Liabilities:
   Accounts payable and accrued expenses                                      $      293          $      430
   Due to affiliates                                                                 262                 163
   Lessee deposits and reserves for repairs                                        1,085                 873
   Notes payable                                                                  25,000                   -
       Total liabilities                                                          26,640               1,466

   Members' equity:
   Class A members (4,999,581 units as of June 30, 1997
         and December 31, 1996)                                                   77,716              86,024
   Class B Member                                                                    188                 265
       Total members' equity                                                      77,904              86,289

   Total liabilities and members' equity                                      $  104,544          $   87,755













                      See accompanying notes to financial
                                  statements.

              PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)
                            STATEMENTS OF OPERATIONS
        (in thousands of dollars, except weighted-average unit amounts)



                                                          For the Three Months              For the Six Months
                                                             Ended June 30,                   Ended June 30,
                                                          1997           1996               1997           1996
   Revenues:

   Lease revenue                                         $ 4,108        $ 2,117          $  7,625       $  4,274
   Interest and other income                                 167            445               215            700
   Net gain on disposition of equipment                        -              -                 4              -
       Total revenues                                      4,275          2,562             7,844          4,974

   Expenses:

   Depreciation and amortization                           4,025          1,551             7,602          3,057
   Marine equipment operating expenses                       233            219               475            477
   Repairs and maintenance                                   290            243               559            523
   Interest expense                                          459              -               505              9
   Insurance expense to affiliate                              2              2                 9              4
   Other insurance expense                                    91             44               144            132
   Management fees to affiliate                              199            143               432            256
   General and administrative expenses
         to affiliates                                       155            162               508            214
   Other general and administrative expenses                 206             73               328            154
       Total expenses                                      5,660          2,437            10,562          4,826

   Equity in net income (loss) of unconsolidated
         special-purpose entities                             78            (18 )             215            (65 )

   Net (loss) income                                     $(1,307 )      $   107          $ (2,503 )     $     83

   Members' share of net (loss) income:

   Class A Members                                       $(1,709 )      $   (84 )        $ (3,308 )     $   (108 )
   Class B Member                                            402            191               805            191

   Total                                                 $(1,307 )      $   107          $ (2,503 )     $     83

   Net loss per weighted-average
         Class A unit (4,999,581 units as of
         June 30, 1997 and 1996)                         $ (0.34 )      $ (0.02 )        $  (0.66 )     $  (0.02 )

   Cash distributions                                    $ 2,941        $ 2,376          $  5,882       $  3,999
   Cash distributions per weighted-average
         Class A units                                   $  0.50            N/A          $   1.00            N/A




                      See accompanying notes to financial
                                  statements.

              PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)
                    STATEMENTS OF CHANGES IN MEMBERS' EQUITY
             For the period from December 31, 1995 to June 30, 1997
                           (in thousands of dollars)



                                                            Class A               Class B              Total

   Members' equity as of December 31, 1995                 $   54,836           $     306           $   55,142

   Members' capital contributions                              43,364               5,069               48,433

   Syndication costs                                                -              (5,062 )             (5,062 )

   Net (loss) income                                           (3,705 )             1,313               (2,392 )

   Distributions                                               (8,471 )            (1,361 )             (9,832 )

   Members' equity as of December 31, 1996                     86,024                 265               86,289

   Net (loss) income                                           (3,308 )               805               (2,503 )

   Distributions                                               (5,000 )              (882 )             (5,882 )

   Members' equity as of June 30, 1997                     $   77,716           $     188           $   77,904




























                      See accompanying notes to financial
                                  statements.

              PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)
                            STATEMENTS OF CASH FLOWS
                           (in thousands of dollars)

                                                                             For the Six Months
                                                                                Ended June 30,
                                                                          1997                 1996

      Operating activities
      Net (loss) income                                             $        (2,503 )    $            83
      Adjustments to reconcile net (loss) income to net cash
            provided by operating activities:
        Depreciation and amortization                                         7,602                3,057
        Gain on disposition of equipment                                         (4 )                  -
        Equity in net (income) loss of unconsolidated
              special-purpose entities                                         (215 )                 65
        Changes in operating assets and liabilities:
          Restricted cash                                                       223                    -
          Accounts receivable, net                                             (209 )               (398 )
          Prepaid expenses                                                      160                   22
          Accounts payable and accrued expenses                                (137 )               (479 )
          Due to affiliates                                                      99                 (328 )
          Lessee deposits and reserves for repairs                              212                   36
              Net cash provided by operating activities                       5,228                2,058

      Investing activities:
      Payments for purchase of equipment                                    (19,062 )             (1,984 )
      Investment in and equipment purchased and placed
            in unconsolidated special-purpose entities                       (5,100 )             (9,068 )
      Proceeds from disposition of equipment                                     27                    -
      Distributions from unconsolidated special-purpose
            entities                                                          3,978                3,609
          Net cash used in investing activities                             (20,157 )             (7,443 )

      Financing activities:
      Proceeds from notes payable                                            25,000                    -
      Cash distributions to Class A members                                  (5,000 )             (3,495 )
      Cash distributions to Class B Member                                     (882 )               (504 )
      Payments of placement fees                                               (177 )                  -
      Class A members' capital contribution                                       -               43,364
      Increase in subscriptions in escrow                                         -               (6,260 )
      Increase in restricted cash from subscriptions
            in escrow, net                                                        -                6,316
          Net cash provided by financing activities                          18,941               39,421

      Net increase in cash and cash equivalents                               4,012               34,036
      Cash and cash equivalents at beginning of period                        1,692                6,804
      Cash and cash equivalents at end of period                    $         5,704      $        40,840

      Supplemental information:
      Cash items:
        Interest paid                                               $           505      $             9
      Noncash items:
        Syndication and offering costs paid by Class B Member       $             -      $         5,053

                See accompanying notes to financial statements.

              PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 1997


1.   Opinion of Management

     In the opinion of the management of PLM Financial Services, Inc. (FSI or the Manager), the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of Professional Lease Management Income Fund I, L.L.C. (Fund I or the Company) as of June 30, 1997 and December 31, 1996, the statements of operations for the three and six months ended June 30, 1997 and 1996, the statements of changes in members' equity for the period from December 31, 1995 to June 30, 1997, and the statements of cash flow for the six months ended June 30, 1997 and 1996. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, on file at the Securities and Exchange Commission.

2.   Reclassifications

     Certain amounts in the 1996 financial statements have been reclassified to conform to the 1997 presentation.

3.   Net Income (Loss) and Cash Distributions

     After giving effect to the special allocations set forth in Sections 3.08(b) and 3.17 of the Company's operating agreement, net profits and net loss shall be allocated 1% to Class B members and 99% to the Class A members. During the six months ended June 30, 1997, the Manager received a special allocation of income of $838,000.

     Cash distributions are recorded when paid and totaled $2.9 million and $2.4 million for the three months ended June 30, 1997 and 1996, respectively, and $5.9 million and $4.0 million for the six months ended June 30, 1997 and 1996. Cash distributions to Class A unitholders in excess of net income are considered to represent a return of capital using the generally accepted accounting principle basis. Cash distributions to Class A unitholders of $5.0 million and $3.5 million for the six months ended June 30, 1997 and 1996, respectively, were deemed to be a return of capital. Cash distributions related to the results from the second quarter of 1997, of $1.3 million, were paid or are payable during July and August 1997, depending on whether the individual Class A unitholders elected to receive a monthly or quarterly distribution check.

              PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 1997

4.   Investments in Unconsolidated Special-Purpose Entities

     The net investments in unconsolidated special-purpose entities (USPEs) included the following jointly-owned equipment (and related assets and liabilities) (in thousands):

                                                                               June 30,               December 31
          % Ownership    Equipment                                              1997                     1996



               61%        Mobile offshore drilling unit                    $        10,460          $             -
               33%        Two trusts consisting of:
                            Three 737-200A Stage II
                               commercial aircraft
                            Two aircraft engines
                            Portfolio of rotable components                          6,934                    8,767
               25%        Trust consisting of four 737-200A
                            Stage II commercial aircraft                             3,744                    3,981
               50%        Cargo marine vessel                                        2,979                    3,011
               17%        Trust consisting of six 737-200A
                            Stage II commercial aircraft                             2,569                    2,684
               35%        Mobile offshore drilling unit                                  -                    6,906
                            Total investments                              $        26,686          $        25,349

     During the six months ended June 30, 1997, the Company purchased an additional 26% interest in a mobile offshore drilling unit for $5.1 million, bringing its initial investment of 35% up to 61%.

5.   Transactions with Manager and Affiliates

    Company management fees of $0.2 million and $0.2 million were payable as of June 30, 1997 and December 31, 1996, respectively. The Company's proportional share of USPE management fees of $0.1 million and $23,000 were payable as of June 30, 1997 and December 31, 1996, respectively.

    The Company's proportional share of the affiliated expenses incurred by the USPEs during 1997 and 1996 is listed in the following table
    (in thousands):

                                                       For the Three Months               For the Six Months
                                                          Ended June 30,                    Ended June 30,
                                                          1997         1996              1997            1996

     Management fees                                 $      99      $      61         $     184       $     122
     Data processing and administrative
        expenses                                            25             19                44              41
     Insurance expense                                       1              -                 5               -

     Transportation Equipment Indemnity Company, Ltd. (TEI) provides marine insurance coverage for Company equipment and other insurance brokerage services. TEI is an affiliate of the Manager.

              PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 1997

6.   Equipment

     Components of equipment are as follows (in thousands):

                                                  June 30,             December 31,
                                                    1997                   1996

   Aircraft                                     $   24,605             $   24,605
   Marine vessel                                    20,757                 12,257
   Rail equipment                                   18,937                 18,876
   Trailers                                         14,566                 14,595
   Mobile offshore drilling unit                    10,500                     --
                                                    89,365                 70,333
   Less accumulated depreciation                   (19,733 )              (12,189 )

     Net equipment                              $   69,632             $   58,144

     During the six months ended June 30, 1997, the Company purchased a mobile offshore drilling unit and a marine vessel for $19.1 million. During the six months ended June 30, 1996, the Company purchased 50 new refrigerated trailers and 1 box car for $2.0 million.

     During the six months ended June 30, 1997, the Company sold trailers with a net book value of $22,000, for proceeds of $27,000. There were no sales or disposals of equipment in the six months of 1996.

     As of June 30,  1997,  all  equipment  was either on lease or  operating in
     PLM-affiliated short-term trailer rental facilities, except for 105 railcars with a carrying value of $5.1 million. As of December 31, 1996, all equipment was either on lease or operating in PLM-affiliated short-term trailer rental facilities, except for 14 railcars with a carrying value of $0.3 million.

7.   Debt

     During the first six months of 1997, the Company completed two draw-downs totaling $25.0 million by issuing two notes related to the long-term senior note agreement entered into in December 1996. A total of $24.1 million of the proceeds was used to fund additional equipment acquisitions during the six months ended June 30, 1997. This included $5.1 million in investments in equipment placed into USPEs. The Company anticipates utilizing the remaining debt proceeds to purchase equipment during the third quarter of 1997. During the six months ended June 30, 1997, a $0.2 million placement fee was paid to the lender in connection with this loan agreement.

     As of June 30, 1997, the Company did not have any borrowings with the short-term $50.0 million joint credit facility, and American Finance Group, Inc., a wholly-owned subsidiary of PLM International, Inc., had $7.1 million in outstanding borrowings under the short-term committed bridge facility. None of the other programs had any outstanding borrowings. The Company's senior note agreement limits the borrowings available to the Company under this short-term credit facility to the lesser of $10.0 million or 50% of the outstanding senior note balance.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)  RESULTS OF OPERATIONS

Comparison of the Company's Operating Results for the Three Months Ended June 30, 1997 and 1996

(A)   Owned Equipment Operations

Lease revenues less direct expenses (defined as repair and maintenance, marine equipment operating, and asset-specific insurance expenses) on owned equipment increased during the second quarter of 1997, compared to the same quarter of 1996. The following table presents lease revenues less direct expenses by owned equipment type (in thousands):

                                                                            For the Three Months
                                                                               Ended March 31,
                                                                            1997             1996

   Aircraft                                                              $  1,248          $   162
   Trailers                                                                   778              425
   Rail equipment                                                             698              621
   Mobile offshore drilling unit                                              483               --
   Marine vessel                                                              304              406

Aircraft: Aircraft lease revenues and direct expenses were $1.2 million and $12,000, respectively, for the second quarter of 1997, compared to $0.2 million and $4,000, respectively, during the same quarter of 1996. Aircraft contribution increased due to the purchase of four 737-200A Stage II commercial aircraft at the end of the third quarter of 1996. These aircraft were on lease for the entire second quarter of 1997.

Trailers: Trailer revenues and direct expenses were $0.9 million and $0.1 million, respectively, for the second quarter of 1997, compared to $0.4 million and $17,000, respectively, during the same quarter of 1996. Trailer contribution increased due to the purchase of additional trailers throughout 1996. These trailers were operating in the short-term rental facilities for the entire second quarter of 1997.

Rail equipment: Railcar lease revenues and direct expenses were $0.8 million and $0.1 million, respectively, for the second quarter of 1997, compared to $0.8 million and $0.2 million, respectively, during the same quarter of 1996. Lease revenue remained relatively stable in the second quarter of 1997, compared to the same period in 1996. Expenses decreased due to lower running repairs in the second quarter of 1997, compared to the same period in 1996. Although the Company purchased additional railcars in the last two months of 1996, these railcars were off lease throughout 1997 and did not impact the contribution for the second quarter of 1997.

Mobile offshore drilling unit (rig): Revenues and direct expenses were $0.5 million and $18,000, respectively, in the second quarter of 1997. This rig was purchased in the first quarter of 1997 and earned a full quarter of revenue in the second quarter of 1997.

Marine vessel: Marine vessel lease revenues and direct expenses were $0.6 million and $0.3 million, respectively, for the second quarter of 1997, compared to $0.7 million and $0.3 million, respectively, during the same quarter of 1996. Marine vessel contribution decreased due to lower re-lease rates for a marine vessel as a result of a softer bulk carrier vessel market; this decrease was offset slightly by an increase in lease revenue due to the purchase of a marine vessel at the end of the second quarter of 1997.

(B)   Interest and Other Income

Interest and other income decreased $0.3 million due to lower cash balances available for investment in the second quarter of 1997, compared to the same period in 1996.

(C)   Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $5.0 million for the quarter ended June 30, 1997 increased from $1.9 million for the same period in 1996. The variances are explained as follows:

     (1) A $2.5 million increase in depreciation and amortization expenses from 1996 levels reflects the purchase of assets during 1997 and 1996.

     (2) A $0.4 million increase in interest expense was due to the Company's incurring of debt in 1997 for the purchase of equipment.

     (3) A $0.1 million increase in administrative expenses from 1996 levels resulted from increased administrative costs associated with the short-term rental facilities due to additional trailers operating in the facilities in the second quarter of 1997, compared to the same period in 1996.

     (4) A $0.1 million increase in management fees to affiliate reflects the higher levels of lease revenues in 1997, compared to 1996, due to the additional purchase of equipment throughout 1996 and the beginning of 1997.

(D)   Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities
(USPEs)

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method are presented as follows (in thousands).

                                                                            For the Three Months
                                                                               Ended June 30,
                                                                            1997             1996

   Aircraft                                                              $    445         $    151
   Marine vessel                                                             (158 )           (169 )
   Mobile offshore drilling unit                                             (209 )              -

Aircraft: As of June 30, 1997, the Company owned an interest in a trust that owns six commercial aircraft, an interest in another trust that owns four commercial aircraft, and an interest in two trusts that own three commercial aircraft, two aircraft engines, and a portfolio of aircraft rotables. As of June 30, 1996, the Company owned an interest in a trust that owns seven commercial aircraft, an interest in another trust that owns five commercial aircraft, and an interest in two trusts that own three commercial aircraft, two aircraft engines, and a portfolio of aircraft rotables. Aircraft revenues and expenses were $1.5 million and $1.0 million, respectively, for the second quarter of 1997, compared to $1.6 million and $1.4 million, respectively, during the same quarter in 1996. Expenses decreased due to the use of the double-declining balance depreciation method, which results in greater depreciation in the early years an asset is owned.

Marine vessel: As of June 30, 1997 and 1996, the Company had an interest in an entity that owns a marine vessel. Marine vessel revenues and expenses were $0.3 million and $0.5 million, respectively, for the second quarter of 1996 and 1997.

Mobile offshore drilling unit: As of June 30, 1997, the Company had an interest in an entity that owns a mobile offshore drilling unit (rig) purchased during the fourth quarter of 1996. The Company's interest in this investment increased in the first quarter of 1997 from 35% to 61%. During the second quarter of 1997, revenues of $0.6 million were offset by depreciation and administrative expenses of $0.8 million.

(E)   Net (Loss) Income

As a result of the foregoing, the Company's had a net loss of $1.3 million for the second quarter of 1997, compared to net income of $0.1 million during the same period of 1996. The Company's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Company's performance in the second quarter of 1997 is not necessarily indicative of future periods. In the second quarter of 1997, the Company distributed $2.5 million to Class A members, or $0.50 per weighted-average Class A unit.


Comparison of the Company's Operating Results for the Six Months Ended June 30, 1997 and 1996

(A)   Owned Equipment Operations

Lease revenues less direct expenses (defined as repair and maintenance, marine equipment operating, and asset-specific insurance expenses) on owned equipment increased during the six months ended June 30, 1997, compared to the same period of 1996. The following table presents lease revenues less direct expenses by owned equipment type (in thousands):

                                                                             For the Six Months
                                                                               Ended June 30,
                                                                            1997             1996

   Aircraft                                                              $  2,500          $   471
   Trailers                                                                 1,492              704
   Rail equipment                                                           1,397            1,291
   Mobile offshore drilling unit                                              554               --
   Marine vessel                                                              518              685

Aircraft: Aircraft lease revenues and direct expenses were $2.5 million and $19,000, respectively, during the six months ended June 30, 1997, compared to $0.5 million and $9,000, respectively, during the same period of 1996. Aircraft contribution increased due to the purchase of four 737-200A Stage II commercial aircraft at the end of the third quarter of 1996. These aircraft were on lease for the entire six months of 1997.

Trailers: Trailer revenues and direct expenses were $1.7 million and $0.2 million, respectively, for the six months of 1997, compared to $0.7 million and $46,000, respectively, during the same period in 1996. Trailer contribution increased due to the purchase of additional trailers throughout 1996. These trailers were operating in the short-term rental facilities for the entire six months of 1997.

Rail equipment: Railcar lease revenues and direct expenses were $1.6 million and $0.2 million, respectively, for the six months ended June 30, 1997, compared to $1.6 million and $0.3 million, respectively, during the same period of 1996. Lease revenues remained relatively stable in the six months of 1997, compared to the same period of 1996. Expenses decreased due to lower running repairs in the six months ended June 30, 1997, compared to the same period of 1996. Although the Company purchased additional railcars in the last two months of 1996, these railcars were off lease in the first six months of 1997 and did not impact the contribution for the first six months of 1997.

Mobile offshore drilling unit (rig): Revenues were $0.6 million in the six months ended June 30, 1997. This rig was purchased near the end of the first quarter of 1997.

Marine vessel: Marine vessel lease revenues and direct expenses were $1.2 million and $0.7 million, respectively, for the six months ended June 30, 1997, compared to $1.5 million and $0.8 million, respectively, during the same period of 1996. Marine vessel contribution decreased due to lower re-lease rates as a result of a softer bulk carrier vessel market. The decrease in direct expenses were due to the lower marine operating expenses in the six months ended June 30, 1997, compared to the same period in 1996.

(B)   Interest and Other Income

Interest and other income decreased $0.5 million due to lower cash balances available for investment in the six months ended June 30, 1997, compared to the same period of 1996.

(C)   Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $9.4 million for the six months ended June 30, 1997 increased from $3.7 million for the same period of 1996. The variances are explained as follows:

     (1) A $4.5 million increase in depreciation and amortization expenses from 1996 levels reflects the purchase of assets during 1997 and 1996.

     (2) A $0.5 million increase in administrative expenses from 1996 levels resulted from increased administrative costs associated with the short-term rental facilities due to additional trailers operating in the facilities in the first six months of 1997, compared to the same period of 1996.

     (3) A $0.5 million increase in interest expense was due to the Company's incurring of debt in 1997 to purchase equipment.

     (4) A $0.2 million increase in management fees to affiliate reflects the higher levels of lease revenues in 1997, compared to 1996, due to the additional purchase of equipment throughout 1996 and the beginning of 1997.

(D)   Net Gain on Disposition of Owned Equipment

Net gain on the disposition of equipment for the six months ended June 30, 1997 totaled $4,000, and resulted from the sale of trailers with a net book value of $22,000, for proceeds of $26,000. There were no sales or disposals of equipment in the first six months of 1996.

(E)   Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method are presented as follows (in thousands).

                                                                             For the Six Months
                                                                               Ended June 30,
                                                                            1997             1996

   Aircraft                                                              $    892         $    120
   Marine vessel                                                             (204 )           (185 )
   Mobile offshore drilling unit                                             (473 )              -

Aircraft: As of June 30, 1997, the Company owned an interest in a trust that owns six commercial aircraft, an interest in another trust that owns four commercial aircraft, and an interest in two trusts that own three commercial aircraft, two aircraft engines, and a portfolio of aircraft rotables. As of June 30, 1996, the Company owned an interest in a trust that owns seven commercial aircraft, an interest in another trust that owns five commercial aircraft, and an interest in two trusts that own three commercial aircraft, two aircraft engines, and a portfolio of aircraft rotables. Aircraft revenues and expenses were $3.0 million and $2.1 million, respectively, for the six months ended June 30, 1997, compared to $2.7 million and $2.6 million, respectively, during the same period in 1996. The primary reason revenues increased was because of the purchase of an interest in a trust that owns commercial aircraft at the end of the first quarter of 1996. This investment was on lease for the entire six months of 1997, compared to only a quarter in the same period in 1996. Expenses decreased due to the use of the double-declining balance depreciation method, which results in greater depreciation in the early years an asset is owned.

Marine vessel: As of June 30, 1997 and 1996, the Company had an interest in an entity that owns a marine vessel. Marine vessel revenues and expenses were $0.6 million and $0.8 million, respectively, for the six months ended June 30, 1997, compared to $0.3 million and $0.5 million, respectively, during the same period in 1996. The primary reason revenues increased was because of the purchase of a 50% interest in a marine vessel during the later half of the first quarter of 1996. Revenues and expenses during 1997 represent a full six months, when compared to 1996 in which revenues and expenses were for only four months.

Mobile offshore drilling unit: As of June 30, 1997, the Company had an interest in an entity that owns a mobile offshore drilling unit (rig) purchased during the fourth quarter of 1996. The Company's interest in this investment increased in the first quarter of 1997 from 35% to 61%. During the six months ended June 30, 1997, revenues of $0.9 million were offset by depreciation and administrative expenses of $1.4 million.

(F)   Net (Loss) Income

As a result of the foregoing, the Company's had a net loss of $2.5 million for the six months of 1997, compared to net income of $0.1 million during the same period of 1996. The Company's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Company's performance in the six months ended June 30, 1997 is not necessarily indicative of future periods. In the six months ended June 30, 1997, the Company distributed $5.0 million to the Class A members, or $1.00 per weighted-average Class A unit.

(II)  FINANCIAL CONDITION -- CAPITAL RESOURCES AND LIQUIDITY

The Company's initial contributed capital was composed of the proceeds from its initial offering, and was supplemented by permanent debt in the amount of $25.0 million. The Company intends to rely on operating cash flow to meet its operating obligations, maintain working capital reserves, make cash distributions to Class A and B unitholders, and grow the Company's equipment portfolio through reinvestment of any remaining surplus cash available in additional equipment.

The Manager had entered into a short-term joint $50.0 million credit facility. As of August 12, 1997, PLM Equipment Growth Fund VI had $10.0 million in outstanding borrowings; American Finance Group, Inc., a wholly-owned subsidiary of PLM International, Inc., had $13.9 million in outstanding borrowings; and TEC Acquisub, Inc. had $7.2 million in outstanding borrowings. Neither the Company, PLM Equipment Growth Fund V, PLM Equipment Growth Fund IV, nor PLM Equipment Growth & Income Fund VII had any outstanding borrowings. The Company's senior note agreement limits the borrowings available to the Company under this short-term credit facility to the lesser of $10.0 million or 50% of the outstanding senior note balance.

For the six months ended June 30, 1997, the Company generated sufficient operating cash flow to meet its operating obligations and pay distributions to Class A and B unitholders.

(III)     OUTLOOK FOR THE FUTURE

Several factors may affect the Company's operating performance in 1997 and beyond, including changes in the markets for the Company's equipment and changes in the regulatory environment in which the equipment operates.

The Company intends to use excess cash flow, after payment of expenses, the maintenance of working capital reserves, and cash distributions, to acquire additional equipment during the first six years of the Company's operations. The Manager believes these acquisitions may cause the Company to generate additional earnings and cash flow for the Company.

The Company relies on operating cash flow to meet its operating obligations, maintain working capital reserves, make cash distributions to Class A and B unitholders, and grow the Company's equipment portfolio through reinvestment of any remaining surplus cash available in additional equipment.

(IV)  FORWARD LOOKING INFORMATION

Except for historical information contained herein, the discussion in this Form 10-Q contains forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations, and intentions. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q. The Company's actual results could differ materially from those discussed here.






















                     (This space intentionally left blank.)

                          PART II -- OTHER INFORMATION



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



                                        PROFESSIONAL LEASE MANAGEMENT
                                        INCOME FUND I, L.L.C.
                                        By:  PLM Financial Services, Inc.
                                             Manager



Date: August 12, 1997                   By:  /s/ Richard Brock
                                             ------------------
                                             Richard Brock
                                             Vice President and
                                             Corporate Controller