Form 10-Q
period 1997-09-30
PROFESSIONAL LEASE MANAGEMENT INCOME FUND I LLC
filed 1997-11-12
CIK 928956

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------
                                    FORM 10-Q


         [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the fiscal quarter ended September 30, 1997

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
                                 BALANCE SHEETS
                 (in thousands of dollars, except unit amounts)


                                                                              September 30,       December 31,
                                                                                  1997                1996
                                                                             ------------------------------------
   Assets:

   Equipment held for operating leases, at cost                               $    79,123         $   70,333
   Less accumulated depreciation                                                  (22,952 )          (12,189 )
                                                                             ------------------------------------
                                                                                   56,171             58,144
   Equipment held for sale                                                          9,479                  -
                                                                             ------------------------------------
       Net equipment                                                               65,650             58,144

   Cash and cash equivalents                                                        7,114              1,692
   Restricted cash                                                                      -                223
   Investment in unconsolidated special-purpose entities                           25,839             25,349
   Accounts receivable, net of allowance for doubtful accounts
         of $25 in 1997 and $36 in 1996                                             2,071              1,534
   Prepaid expenses                                                                   311                505
   Deferred charges, net of accumulated amortization
         of $212 in 1997 and $134 in 1996                                             407                308
                                                                             ------------------------------------

   Total assets                                                               $   101,392         $   87,755
                                                                             ====================================

   Liabilities and members' equity:

   Liabilities:
   Accounts payable and accrued expenses                                      $       968         $      430
   Due to affiliates                                                                  198                163
   Lessee deposits and reserves for repairs                                         1,255                873
   Notes payable                                                                   25,000                  -
                                                                             ------------------------------------
       Total liabilities                                                           27,421              1,466
                                                                             ------------------------------------

   Members' equity:
   Class A members (4,999,581 units as of September 30, 1997
         and December 31, 1996)                                                    73,819             86,024
   Class B member                                                                     152                265
                                                                             ------------------------------------
       Total members' equity                                                       73,971             86,289
                                                                             ------------------------------------

   Total liabilities and members' equity                                      $   101,392         $   87,755
                                                                             ====================================












                       See accompanying notes to financial
                                  statements.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)
                            STATEMENTS OF OPERATIONS
         (in thousands of dollars, except weighted-average unit amounts)



                                                          For the Three Months              For the Nine Months
                                                           Ended September 30,              Ended September 30,
                                                          1997           1996               1997           1996
                                                        -----------------------------------------------------------
   Revenues:

   Lease revenue                                         $ 4,687      $   2,194          $ 12,312       $  6,468
   Interest and other income                                  88            487               303          1,188
   Net gain on disposition of equipment                        1             --                 5             --
                                                        -----------------------------------------------------------
       Total revenues                                      4,776          2,681            12,620          7,656
                                                        -----------------------------------------------------------

   Expenses:

   Depreciation and amortization                           4,268          2,363            11,870          5,420
   Marine equipment operating expenses                       242            139               717            616
   Repairs and maintenance                                   362            322               921            845
   Interest expense                                          458             --               963              9
   Insurance expense to affiliate                              1              2                10              6
   Other insurance expense                                    61             86               205            218
   Management fees to affiliate                              259            127               691            384
   General and administrative expenses
         to affiliates                                       235              6               743            219
   Other general and administrative expenses                 158            211               486            365
                                                        -----------------------------------------------------------
       Total expenses                                      6,044          3,256            16,606          8,082
                                                        -----------------------------------------------------------

   Equity in net income of unconsolidated
         special-purpose entities                            275            104               490             38
                                                        -----------------------------------------------------------

   Net loss                                              $  (993 )    $    (471 )        $ (3,496 )     $   (388 )
                                                        ===========================================================

   Members' share of net income (loss):

   Class A members                                       $(1,398 )    $    (887 )        $ (4,706 )     $   (995 )
   Class B member                                            405            416             1,210            607
                                                        -----------------------------------------------------------

   Total                                                 $  (993 )    $    (471 )        $ (3,496 )     $   (388 )
                                                        ===========================================================

   Net loss per weighted-average
         Class A unit (4,999,581 units as of
         September 30, 1997 and 1996)                    $ (0.28 )    $   (0.18 )        $  (0.94 )     $  (0.20 )
                                                        ===========================================================

   Cash distributions                                    $ 2,940      $   2,885          $  8,822       $  6,884
                                                        ===========================================================
   Cash distributions per weighted-average
         Class A units                                   $  0.50      $     N/A          $   1.50       $    N/A
                                                        ===========================================================




                       See accompanying notes to financial
                                  statements.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)
                  STATEMENTS OF CHANGES IN MEMBERS' EQUITY For
             the period from December 31, 1995 to September 30, 1997
                            (in thousands of dollars)



                                                            Class A             Class B              Total
                                                        --------------------------------------------------------

   Members' equity as of December 31, 1995                $    54,836       $         306       $       55,142

   Members' capital contributions                              43,364               5,069               48,433

   Syndication costs                                                -              (5,062 )             (5,062 )

   Net income (loss)                                           (3,705 )             1,313               (2,392 )

   Distributions                                               (8,471 )            (1,361 )             (9,832 )
                                                        --------------------------------------------------------

   Members' equity as of December 31, 1996                     86,024                 265               86,289

   Net income (loss)                                           (4,706 )             1,210               (3,496 )

   Distributions                                               (7,499 )            (1,323 )             (8,822 )
                                                        --------------------------------------------------------

   Members' equity as of September 30, 1997               $    73,819       $         152       $       73,971
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

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)
                            STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)

                                                                             For the Nine Months
                                                                             Ended September 30,
                                                                          1997                 1996
                                                                    ---------------------------------------
      Operating activities:
      Net loss                                                      $        (3,496 )    $          (388 )
      Adjustments to reconcile net loss to net cash
            provided by operating activities:
        Depreciation and amortization                                        11,870                5,420
        Gain on disposition of equipment                                         (5 )                  -
        Equity in net income of unconsolidated
              special-purpose entities                                         (490 )                (38 )
        Changes in operating assets and liabilities:
          Restricted cash                                                       223                    -
          Accounts receivable, net                                             (537 )               (709 )
          Prepaid expenses                                                      194                   68
          Accounts payable and accrued expenses                                 538                 (537 )
          Due to affiliates                                                      35                 (328 )
          Lessee deposits and reserves for repairs                              382                  460
                                                                    ---------------------------------------
              Net cash provided by operating activities                       8,714                3,948
                                                                    ---------------------------------------

      Investing activities:
      Payments for purchase of equipment and capital
            improvements                                                    (19,320 )            (27,880 )
      Investment in and equipment purchased and placed
            in unconsolidated special-purpose entities                       (5,100 )             (9,068 )
      Proceeds from disposition of equipment                                     27                    -
      Distributions from unconsolidated special-purpose
            entities                                                          5,100                4,153
                                                                    ---------------------------------------
                                                                    ---------------------------------------
          Net cash used in investing activities                             (19,293 )            (32,795 )
                                                                    ---------------------------------------

      Financing activities:
      Proceeds from notes payable                                            25,000                    -
      Cash distributions to Class A members                                  (7,499 )             (5,965 )
      Cash distributions to Class B Member                                   (1,323 )               (920 )
      Payments of debt placement fees                                          (177 )                  -
      Class A members' capital contribution                                       -               43,364
      Increase in subscriptions in escrow                                         -               (6,260 )
      Increase in restricted cash from subscriptions
            in escrow, net                                                        -                6,316
                                                                    ---------------------------------------
          Net cash provided by financing activities                          16,001               36,535
                                                                    ---------------------------------------

      Net increase in cash and cash equivalents                               5,422                7,688
      Cash and cash equivalents at beginning of period                        1,692                6,804
                                                                    ---------------------------------------
      Cash and cash equivalents at end of period                    $         7,114      $        14,492
                                                                    =======================================

      Supplemental information:
      Cash items:
        Interest paid                                               $           505      $             9
                                                                    =======================================
      Noncash items:
        Syndication and offering costs paid by Class B member       $             -      $         5,062
                                                                    =======================================


                See accompanying notes to financial statements.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1997


1.   Opinion of Management

     In the opinion of the management of PLM Financial Services, Inc. (the Manager), the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of Professional Lease Management Income Fund I, L.L.C. (Fund I or the Company) as of September 30, 1997 and December 31, 1996, the statements of operations for the three and nine months ended September 30, 1997 and 1996, the statements of changes in members' equity for the period from December 31, 1995 to September 30, 1997, and the statements of cash flows for the nine months ended September 30, 1997 and 1996. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, on file at the Securities and Exchange Commission.

2.   Reclassifications

     Certain amounts in the 1996 financial statements have been reclassified to conform to the 1997 presentation.

3.   Net Income (Loss) and Cash Distributions

     After giving effect to the special allocations set forth in Sections 3.08(b) and 3.17 of the Company's operating agreement, net profits and net loss shall be allocated 1% to the Class B member and 99% to the Class A members. During the nine months ended September 30, 1997, the Manager received a special allocation of income of $1,257,000.

     Cash distributions are recorded when paid and totaled $2.9 million and $2.9 million for the three months ended September 30, 1997 and 1996, respectively, and $8.8 million and $6.9 million for the nine months ended September 30, 1997 and 1996. Cash distributions to Class A unitholders in excess of net income are considered to represent a return of capital. Cash distributions to Class A unitholders of $7.5 million and $6.0 million for the nine months ended September 30, 1997 and 1996, respectively, were deemed to be a return of capital. Cash distributions related to the results from the third quarter of 1997, of $1.7 million, were paid or are payable during October and November 1997, depending on whether the individual Class A unitholders elected to receive a monthly or quarterly distribution check.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1997

4.   Investments in Unconsolidated Special-Purpose Entities

     The net investments in unconsolidated special-purpose entities (USPEs) included the following jointly-owned equipment (and related assets and liabilities) (in thousands):

                                                                            September 30,             December 31,
           % Ownership    Equipment                                              1997                     1996
        ---------------------------------------------------------------------------------------------------------------

               61%        Mobile offshore drilling unit                    $         9,959          $         6,906
               33%        Two trusts consisting of:
                            Three 737-200A Stage II
                               commercial aircraft
                            Two aircraft engines
                            Portfolio of rotable components                          7,361                    8,767
               25%        Trust consisting of four 737-200A
                            Stage II commercial aircraft                             3,456                    3,981
               50%        Cargo marine vessel                                        2,751                    3,011
               17%        Trust consisting of six 737-200A
                            Stage II commercial aircraft                             2,312                    2,684
                                                                         ==============================================
                            Total investments                              $        25,839          $        25,349
                                                                         ==============================================

     During the nine months ended September 30, 1997, the Company purchased an additional 26% interest in a mobile offshore drilling unit for $5.1 million, bringing its initial investment from 35% up to 61%.

5.   Equipment

     Components of equipment are as follows (in thousands):


                                               September 30,          December 31,
                                                   1997                    1996
                                              ---------------------------------------

   Aircraft                                    $   24,605              $   24,605
   Marine vessel                                   20,757                  12,257
   Rail equipment                                  18,944                  18,876
   Trailers                                        14,817                  14,595
                                              ---------------------------------------
                                                   79,123                  70,333
   Less accumulated depreciation                  (22,952 )               (12,189 )
                                              ---------------------------------------
                                                   56,171                  58,144
   Equipment held for sale                          9,479                       -
                                              ---------------------------------------

     Net equipment                             $   65,650              $   58,144
                                              =======================================


     Equipment held for sale is stated at the lower of the equipment's depreciated cost or fair value less cost to sell. As of September 30, 1997, one mobile offshore drilling unit, which is currently on lease and subject to a pending sale for $11.0 million, was held for sale.

     During the nine months ended September 30, 1997, the Company purchased 24 trailers, a mobile offshore drilling unit, and a marine vessel for a total of $19.3 million. During the nine months ended September 30, 1996, the
     Company purchased four 737-200A Stage II commercial aircraft, 178 refrigerated trailers, and one box car for $28.3 million.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1997

5.   Equipment (continued)

     During the nine months ended September 30, 1997, the Company sold trailers with a net book value of $22,000, for proceeds of $27,000. There were no sales or disposals of equipment in the nine months ended September 30, 1996.

     As of September 30, 1997, all equipment was either on lease or operating in PLM-affiliated short-term trailer rental facilities, except for 10 railcars with a carrying value of $0.2 million. As of December 31, 1996, all equipment was either on lease or operating in PLM-affiliated short-term trailer rental facilities, except for 14 railcars with a carrying value of $0.3 million.

6.   Transactions with Manager and Affiliates

    Company management fees of $0.2 million and $0.2 million were payable as of September 30, 1997 and December 31, 1996, respectively. The Company's proportional share of USPE management fees of $0.1 million and $23,000 were payable as of September 30, 1997 and December 31, 1996, respectively.

    The Company's proportional share of the affiliated expenses incurred by the USPEs during 1997 and 1996 is listed in the following table (in thousands):

                                                       For the Three Months               For the Nine Months
                                                        Ended September 30,               Ended September 30,
                                                          1997         1996              1997            1996
                                                     -------------------------------------------------------------

     Management fees                                 $      97      $      98         $     281       $     166
     Data processing and administrative
        expenses                                            25             20                69              62
     Insurance expense                                       1              -                 6               -


     Transportation Equipment Indemnity Company, Ltd. (TEI) provides marine insurance coverage for Company equipment and other insurance brokerage services. TEI is an affiliate of the Manager.

7.   Debt

     During the first nine months of 1997, the Company borrowed $25.0 million under the long-term senior note agreement entered into in December 1996. A total of $19.3 million of the proceeds was used to fund additional equipment acquisitions during the nine months ended September 30, 1997. The Company also used debt proceeds of $5.1 million to increase its investment in unconsolidated special-purpose entities with the purchase of the additional interest in an entity that owns a mobile offshore drilling unit (the remaining interest in this mobile offshore drilling unit belongs to affiliated partnerships). The Company anticipates utilizing the remaining debt proceeds to purchase equipment during the fourth quarter of 1997. During the nine months ended September 30, 1997, a $0.2 million placement fee was paid to the lender in connection with this loan agreement which is being amortized over the life of the loan.

     The Manager entered into a short-term, joint $50.0 million credit facility. As of September 30, 1997, PLM Equipment Growth Fund V had $9.1 million in outstanding borrowings with the short-term $50.0 million joint credit facility, and PLM Equipment Growth Fund VI had $10.0 million in outstanding borrowings under the short-term committed bridge facility. Neither the Company nor any of the other eligible borrowers had any outstanding borrowings. The Company's senior note agreement limits the borrowings available to the Company under this short-term credit facility to the lesser of $10.0 million or 50% of the outstanding senior note balance.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1997

8.  Subsequent Event

    During October 1997, the short-term credit facility was amended and restated to decrease the available borrowings for American Finance Group, Inc. (AFG), a subsidiary of PLM International, Inc., to $35.0 million and to extend the termination date of the credit facility to December 2, 1997. The Manager believes it will be able to extend the credit facility prior to its expiration on similar terms and increase the amount of available borrowings for AFG to $50.0 million.
















                     (This space intentionally left blank.)

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)  RESULTS OF OPERATIONS

Comparison of the Company's Operating Results for the Three Months Ended September 30, 1997 and 1996

(A)   Owned Equipment Operations

Lease revenues less direct expenses (defined as repair and maintenance, marine equipment operating, and asset-specific insurance expenses) on owned equipment increased during the third quarter of 1997, compared to the same quarter of 1996. The following table presents lease revenues less direct expenses by owned equipment type (in thousands):

                                                                            For the Three Months
                                                                             Ended September 30,
                                                                            1997             1996
                                                                         ----------------------------

   Aircraft                                                              $  1,249        $     273
   Trailers                                                                   842              530
   Marine vessels                                                             806              219
   Rail equipment                                                             628              624
   Mobile offshore drilling unit                                              502                -


Aircraft: Aircraft lease revenues and direct expenses were $1.2 million and $11,000, respectively, for the third quarter of 1997, compared to $0.3 million and $2,000, respectively, during the same quarter of 1996. Aircraft contribution increased due to the purchase of four 737-200A Stage II commercial aircraft in the third quarter of 1996. These aircraft were on lease for the entire third quarter of 1997.

Trailers: Trailer revenues and direct expenses were $0.9 million and $0.1 million, respectively, for the third quarter of 1997, compared to $0.6 million and $40,000, respectively, during the same quarter of 1996. Trailer contribution increased due to the purchase of additional trailers throughout 1996 and 1997. These trailers were operating in the short-term rental facilities for the entire third quarter of 1997.

Marine vessels: Marine vessel lease revenues and direct expenses were $1.2 million and $0.4 million, respectively, for the third quarter of 1997, compared to $0.5 million and $0.3 million, respectively, during the same quarter of 1996. Marine vessel contribution increased due to the purchase of a marine vessel at the end of the second quarter of 1997.

Rail equipment: Railcar lease revenues and direct expenses were $0.8 million and $0.2 million, respectively, for the third quarter of 1997 and 1996. Railcar contribution remained relatively stable in the third quarter of 1997, compared to the same period in 1996.

Mobile offshore drilling unit (rig): Revenues and direct expenses were $0.5 million and $4,000, respectively, in the third quarter of 1997. This rig was purchased in the first quarter of 1997 and earned a full quarter of revenue in the third quarter of 1997. No rigs were owned by the Company in the third quarter of 1996.

(B)   Interest and Other Income

Interest and other income decreased $0.4 million due to lower cash balances available for investment in the third quarter of 1997, compared to the same period in 1996.

(C)   Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $5.4 million for the quarter ended September 30, 1997 increased from $2.7 million for the same period in 1996. The variances are explained as follows:

     (1) A $1.9 million increase in depreciation and amortization expenses from 1996 levels reflects the purchase of assets during 1997 and 1996.

     (2) A $0.5 million increase in interest expense was due to the Company's incurrence of debt in 1997 for the purchase of equipment. The Company did not have any debt outstanding in the third quarter of 1996.

     (3) A $0.2 million increase in administrative expenses from 1996 levels resulted from increased administrative costs associated with the short-term trailer rental facilities due to additional trailers operating in the facilities in the third quarter of 1997, compared to the same period in 1996.

     (4) A $0.1 million increase in management fees to affiliate reflects the higher levels of lease revenues in 1997, compared to 1996, due to the purchase of equipment throughout 1996 and the beginning of 1997.

(D)   Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities
      (USPEs)

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method are presented as follows (in thousands).


                                                                            For the Three Months
                                                                             Ended September 30,
                                                                            1997             1996
                                                                         ----------------------------

   Aircraft                                                              $    405         $     75
   Mobile offshore drilling unit                                                6               --
   Marine vessel                                                             (136 )             29


Aircraft: As of September 30, 1997 and 1996, the Company owned an interest in a trust that owns six commercial aircraft, an interest in another trust that owns four commercial aircraft, and an interest in two trusts that own three commercial aircraft, two aircraft engines, and a portfolio of aircraft rotables. Aircraft revenues and expenses were $1.4 million and $1.0 million, respectively, for the third quarter of 1997, compared to $1.5 million and $1.4 million, respectively, during the same quarter in 1996. Lease revenue decreased due to lower lease rates for a trust in the third quarter of 1997 compared to the same period in 1996. Expenses decreased due to the use of the double-declining balance depreciation method, which results in greater depreciation in the first years an asset is owned.

Mobile offshore drilling unit: As of September 30, 1997, the Company had an interest in an entity that owns a mobile offshore drilling unit (rig) purchased during the fourth quarter of 1996. The Company's interest in this investment increased in the first quarter of 1997 from 35% to 61%. During the third quarter of 1997, revenues of $0.6 million were offset by depreciation and administrative expenses of $0.6 million. The Company did not own any rigs during the third quarter of 1996.

Marine vessel: As of September 30, 1997 and 1996, the Company had an interest in an entity that owns a marine vessel. Marine vessel revenues and expenses were $0.3 million and $0.4 million, respectively, for the third quarter of 1997, compared to $0.3 million and $0.3 million, respectively, during the same period in 1996. Expenses increased due to repairs needed on this marine vessel in the third quarter of 1997, compared to the same period in 1996.

(E)   Net Loss

As a result of the foregoing, the Company had a net loss of $1.0 million for the third quarter of 1997, compared to a net loss of $0.5 million during the same period of 1996. The Company's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Company's performance in the third quarter of 1997 is not necessarily indicative of future periods. In the third quarter of 1997, the Company distributed $2.5 million to Class A members, or $0.50 per weighted-average Class A unit.

Comparison of the Company's Operating Results for the Nine Months Ended September 30, 1997 and 1996

(A)   Owned Equipment Operations

Lease revenues less direct expenses (defined as repair and maintenance, marine equipment operating, and asset-specific insurance expenses) on owned equipment increased during the nine months ended September 30, 1997, compared to the same period of 1996. The following table presents lease revenues less direct expenses by owned equipment type (in thousands):

                                                                             For the Nine Months
                                                                             Ended September 30,
                                                                            1997             1996
                                                                         ----------------------------

   Aircraft                                                              $  3,748       $      744
   Trailers                                                                 2,334            1,234
   Rail equipment                                                           2,025            1,915
   Marine vessels                                                           1,323              909
   Mobile offshore drilling unit                                            1,056                -


Aircraft: Aircraft lease revenues and direct expenses were $3.8 million and $29,000, respectively, during the nine months ended September 30, 1997, compared to $0.7 million and $12,000, respectively, during the same period of 1996. Aircraft contribution increased due to the purchase of four 737-200A Stage II commercial aircraft in the third quarter of 1996. These aircraft were on lease for the entire nine months of 1997.

Trailers: Trailer revenues and direct expenses were $2.6 million and $0.3 million, respectively, for the nine months of 1997, compared to $1.3 million and $0.1 million, respectively, during the same period in 1996. Trailer contribution increased due to the purchase of additional trailers throughout 1996 and 1997. These trailers were operating in the short-term rental facilities for the entire nine months of 1997.

Rail equipment: Railcar lease revenues and direct expenses were $2.4 million and $0.4 million, respectively, for the nine months ended September 30, 1997, compared to $2.4 million and $0.5 million, respectively, during the same period of 1996. Lease revenues remained relatively stable in the nine months of 1997, compared to the same period of 1996. Expenses decreased due to lower running repairs in the nine months ended September 30, 1997, compared to the same period of 1996. Although the Company purchased additional railcars in the last two months of 1996, these railcars were off lease in the first eight months of 1997 and did not impact the contribution for the first eight months of 1997.

Marine vessels: Marine vessel lease revenues and direct expenses were $2.4 million and $1.1 million, respectively, for the nine months ended September 30, 1997, compared to $2.0 million and $1.1 million, respectively, during the same period of 1996. Marine vessel contribution increased due to the purchase of a marine vessel at the end of the second quarter of 1997; this increase was offset slightly by a decrease in lease revenue due to lower re-lease rates for another marine vessel as a result of a softer bulk carrier vessel market.

Mobile offshore drilling unit (rig): Rig lease revenues and direct expenses were $1.1 million and $22,000, respectively, for the nine months ended September 30, 1997. This rig was purchased near the end of the first quarter of 1997. The Company did not own any rigs in the nine months ended September 30, 1996.

(B)   Interest and Other Income

Interest and other income decreased $0.9 million due to lower cash balances available for investment in the nine months ended September 30, 1997, compared to the same period of 1996.

(C)   Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $14.8 million for the nine months ended September 30, 1997 increased from $6.4 million for the same period of 1996. The variances are explained as follows:

     (1) A $6.5 million increase in depreciation and amortization expenses from 1996 levels reflects the purchase of assets during 1997 and 1996.

     (2) A $1.0 million increase in interest expense was due to the Company's incurrence of the long-term senior note agreement in 1997 to purchase equipment.

     (3) A $0.6 million increase in administrative expenses from 1996 levels resulted primarily from increased administrative costs associated with the short-term trailer rental facilities due to additional trailers operating in the facilities in the first nine months of 1997, compared to the same period of 1996.

     (4) A $0.3 million increase in management fees to affiliate reflects the higher levels of lease revenues in 1997, compared to 1996, due to the purchase of equipment throughout 1996 and 1997.

(D)   Net Gain on Disposition of Owned Equipment

Net gain on the disposition of equipment for the nine months ended September 30, 1997 totaled $5,000, and resulted from the sale of trailers with a net book value of $22,000, for proceeds of $27,000. There were no sales or disposals of equipment in the first nine months of 1996.

(E)   Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method are presented as follows (in thousands).


                                                                             For the Nine Months
                                                                             Ended September 30,
                                                                            1997             1996
                                                                         ----------------------------

   Aircraft                                                              $  1,297         $    194
   Marine vessel                                                             (340 )           (156 )
   Mobile offshore drilling unit                                             (467 )              -


Aircraft: As of September 30, 1997 and 1996, the Company owned an interest in a trust that owns six commercial aircraft, an interest in another trust that owns four commercial aircraft, and an interest in two trusts that own three commercial aircraft, two aircraft engines, and a portfolio of aircraft rotables. Aircraft revenues and expenses were $4.4 million and $3.1 million, respectively, for the nine months ended September 30, 1997, compared to $4.1 million and $3.9 million, respectively, during the same period in 1996. The increase in revenues was because of the purchase of an interest in a trust that owns commercial aircraft at the end of the first quarter of 1996. This investment was on lease for the entire nine months of 1997, compared to only six months in the same period in 1996. This increase was partially offset by a decrease in lease revenues due to lower lease rates for a trust for the nine months ended September 30, 1997 compared to the same period in 1996. Expenses decreased due to the use of the double-declining balance depreciation method, which results in greater depreciation in the first years an asset is owned.

Marine vessel: As of September 30, 1997 and 1996, the Company had an interest in an entity that owns a marine vessel. Marine vessel revenues and expenses were $0.9 million and $1.2 million, respectively, for the nine months ended September 30, 1997, compared to $0.6 million and $0.8 million, respectively, during the same period in 1996. Revenues and expenses during 1997 represent a full nine months, when compared to 1996, in which revenues and expenses were for only seven months, due to the purchase of a 50% interest in a marine vessel during the later half of the first quarter of 1996. In addition, expenses increased due to required repairs needed on this marine vessel in the nine months ended September 30, 1997.

Mobile offshore drilling unit: As of September 30, 1997, the Company had an interest in an entity that owns a mobile offshore drilling unit (rig) purchased during the fourth quarter of 1996. The Company's interest in this investment increased in the first quarter of 1997 from 35% to 61%. During the nine months ended September 30, 1997, revenues of $1.4 million were offset by depreciation and administrative expenses of $1.9 million.

(F)   Net Loss

As a result of the foregoing, the Company had a net loss of $3.5 million for the nine months of 1997, compared to a net loss of $0.4 million during the same period of 1996. The Company's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Company's performance in the nine months ended September 30, 1997 is not necessarily indicative of future periods. In the nine months ended September 30, 1997, the Company distributed $7.5 million to the Class A members, or $1.50 per weighted-average Class A unit.

(II)  FINANCIAL CONDITION -- CAPITAL RESOURCES AND LIQUIDITY

The Company's initial contributed capital was composed of the proceeds from its initial offering, and was supplemented by permanent debt in the amount of $25.0 million. The Company intends to rely on operating cash flow to meet its operating obligations, maintain working capital reserves, make cash distributions to Class A and Class B unitholders, and grow the Company's equipment portfolio through reinvestment of any remaining surplus cash available.

For the nine months ended September 30, 1997, the Company generated sufficient operating cash (net cash provided by operating activities plus distributions from the unconsolidated special-purpose entities) to meet its operating obligations and pay distributions to Class A and Class B unitholders.

During the nine months ended September 30, 1997, the Company purchased 24 trailers, a mobile offshore drilling unit and a marine vessel for a total of $19.3 million.

During the nine months ended September 30, 1997, the Company sold trailers with a net book value of $22,000, for proceeds of $27,000.

The Manager has entered into a short-term joint $50.0 million credit facility. As of November 10, 1997, the PLM Equipment Growth Fund V had $3.6 million in outstanding borrowings and PLM Equipment Growth Fund VI had $2.0 million in outstanding borrowings. Neither the Company, PLM Equipment Growth Fund IV, PLM Equipment Growth & Income Fund VII, American Finance Group, Inc. (AFG), a wholly-owned subsidiary of PLM International, Inc., nor TEC Aquisub, Inc., an indirect wholly-owned subsidiary of FSI, had any outstanding borrowings. The Company's senior note agreement limits the borrowings available to the Company under this short-term credit facility to the lesser of $10.0 million or 50% of the outstanding senior note balance.

During October 1997, the short-term credit facility was amended and restated to decrease the available borrowings for AFG to $35.0 million and to extend the termination date of the credit facility to December 2, 1997. The Manager believes it will be able to extend the credit facility prior to its expiration on similar terms and increase the amount of available borrowings for AFG to $50.0 million.

In October of 1997, the Company received notice from a lessee of its election to exercise its option to purchase the rig which it is currently leasing. The rig is anticipated to be sold in the fourth quarter of 1997 for approximately $11.0 million resulting in a gain of $1.5 million to the Company.

(III)     OUTLOOK FOR THE FUTURE

Several factors may affect the Company's operating performance in 1997 and beyond, including changes in the markets for the Company's equipment and changes in the regulatory environment in which the equipment operates.

The Company intends to use excess cash flow, after payment of expenses, the maintenance of working capital reserves, and cash distributions, to acquire additional equipment during the first six years of the Company's operations. The Manager believes these acquisitions may cause the Company to generate additional earning as and cash flow for the Company.

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


                                      PROFESSIONAL LEASE MANAGEMENT
                                      INCOME FUND I, L.L.C.
                                      By:  PLM Financial Services, Inc.
                                           Manager




Date: November 10, 1997
                                      By:  /s/ Richard Brock
                                           ------------------------
                                           Richard Brock
                                           Vice President and
                                           Corporate Controller