Form 10-K
period 1997-12-31
PROFESSIONAL LEASE MANAGEMENT INCOME FUND I LLC
filed 1998-03-25
CIK 928956

UNITED STATES
                                        SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549
                                               --------------------
                                                     FORM 10-K


[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1997.

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

Aggregate Market Value of Voting Stock:  N/A

An index of exhibits filed with this Form 10-K is located at page 40

Total number of pages in this report:  123

                                     PART I
ITEM 1.       BUSINESS

(A)      Background

Professional Lease Management Income Fund I, L.L.C. (the Fund), a Delaware Limited Liability Company, was formed on August 22, 1994, to purchase, lease, charter, or otherwise invest in, a diversified portfolio of long-lived, low obsolescence capital equipment that is transportable by and among prospective users (the Equipment). The securities represent limited liability company interests (the Class A Units) that were offered to the public. The Fund's offering became effective on January 23, 1995. PLM Financial Services, Inc.
(FSI) is the Manager of the Fund and is the initial Class B member. The purchase price of the Class A Units was $20.00 per Class A Unit. On May 13, 1996, the Fund ceased its offering of Class A Units ($100,000,000). As of December 31, 1997, there were 4,999,581 Units outstanding.

The primary objectives of the Fund are:

(1) Investment in and leasing of capital equipment: to invest in a diversified leasing portfolio of low obsolescence Equipment having long lives and high residual values, at prices that the Manager believes to be below inherent values and to place the Equipment on lease or under other contractual arrangements with creditworthy lessees and operators of Equipment;

(2) Safety through diversification: to create a significant degree of safety relative to other equipment leasing investments through the purchase of a diversified Equipment portfolio. This diversification may reduce the exposure to market fluctuations in any one sector. The purchase of used long-lived, low obsolescence Equipment typically at prices which are substantially below the cost of new equipment should also reduce the impact of economic depreciation and may create the opportunity for appreciation in certain market situations, where supply and demand return to balance from oversupply conditions; while providing:

(3) Cash distributions: to generate cash distributions, which may be substantially tax-deferred (i.e., distributions which are not subject to current taxation) during the early years of the Fund, to investors beginning in the month after the minimum number of Class A Units were sold a portion of which may represent a return of an investor's investment; and

(4) Growth potential through reinvestment: to increase the Fund's revenue base by reinvesting a portion of its operating cash flow in additional Equipment in order to grow the size of its portfolio. Since net income and distributions are affected by a variety of factors, including purchase prices, lease rates and costs and expenses, growth in the size of the Fund's portfolio does not mean that in all cases the Fund's aggregate net income and distributions will increase upon the reinvestment of operating cash flow.

Beginning in the Fund's eighth year of operations, the Manager plans to begin liquidating the Fund in an orderly fashion, unless the Fund is terminated earlier upon sale of all of the equipment or by certain other events. However, under certain circumstances, the term of the Fund may be extended. In no event will the Fund extend beyond December 31, 2010.

Table 1, below, lists the cost of equipment in the Fund's portfolio, and the cost of investments in unconsolidated special-purpose entities, at December 31, 1997 (in thousands of dollars):

                                     TABLE 1


 Units                 Type                                           Manufacturer                          Cost
--------------------------------------------------------------------------------------------------------------------------

Owned equipment held for operating leases:



      1   Anchor handling supply vessel               Moss Point                                      $         8,500
      1   Bulk carrier marine vessel                  Hitachi Shipbuilding & Engineering Co.                   12,257
      5   737-200A stage II commercial
             aircraft                                 Boeing                                                   24,605
    246   Box cars                                    Various                                                   4,972
    325   Pressurized tank cars                       Various                                                   8,541
    100   Covered hopper railcars                     Various                                                   5,445
    152   Foodservice refrigerated trailers           Various                                                   6,994
     54   Over the road refrigerated trailers         Various                                                   1,092
    447   Piggyback trailers                          Various                                                   6,726
                                                                                                     ---------------------
          Total equipment                                                                             $        79,132<F1>
                                                                                                     =====================


Investments in unconsolidated special-purpose entities:


    33%   Two trusts consisting of:
            Three 737-200A stage II

               commercial aircraft                    Boeing
            Two stage II JT8D aircraft engines        Pratt Whitney
            Portfolio of rotable components           Various                                         $         9,999<F2>
    25%   Trust consisting of four 737-200A
             stage II commercial aircraft             Boeing                                                    5,610<F3>
    25%   Trust consisting of four 737-200A

             stage II commercial aircraft             Boeing                                                    4,300<F3>

    50%   Cargo marine vessel                         O. C. Staalskibsvaerft A/F                                3,836<F4>

    50%   Trust committed to purchase one
            MD DC9-82 stage III commercial
            aircraft                                                                                              682<F3>
    61%   Mobile offshore drilling unit               AT & CH de France                                        12,100<F3>)
                                                                                                     ---------------------
              Total investments                                                                       $        36,527<F1>
                                                                                                     =====================

<F1> Includes proceeds from capital contributions, debt, and operations invested in equipment. Includes costs capitalized, subsequent to the date of purchase.

<F2> Jointly owned by Fund I and three affiliated programs.

<F3> Jointly owned by Fund I and two  affiliated  programs.

<F4> Jointly owned by Fund I and an affiliated program.

                                                                                                     =====================

At December 31, 1997, approximately 33% of the Fund's trailer equipment operated in rental yards owned and maintained by PLM Rental, Inc., the short-term trailer rental subsidiary of PLM International doing business as PLM Trailer Leasing. Revenues collected under short-term rental agreements with the rental yards' customers are credited to the owners of the related equipment as received. Direct expenses associated with the equipment are charged directly to the Fund. An allocation of indirect expenses of the rental yard operations are charged to the Fund monthly.

The lessees of the equipment include, but are not limited to: Canadian Airlines, Transportation Airline Portugal, and Norfolk Southern. As of December 31, 1997, all of the equipment was on lease except for one railcar.

(B)      Management of Fund Equipment

The Fund has entered into an equipment management agreement with PLM Investment Management, Inc. (IMI), a wholly-owned subsidiary of FSI, for the management of equipment. The Funds' management agreement with IMI is to co-terminate with the dissolution of the fund unless the Class A members vote to terminate the agreement prior to that date or at the discretion of the Manager. IMI has agreed to perform all services necessary to manage the equipment on behalf of the Fund and to perform or contract for the performance of all obligations of the lessor under the Fund's leases. In consideration for its services and pursuant to the Operating Agreement, IMI will be entitled to a monthly management fee. (See Notes 1 and 2 to the Financial Statements).


(C)      Competition

(1)      Operating Leases versus Full Payout Leases

Generally, the equipment owned by the Fund is leased out on an operating lease basis wherein rents owed during the initial noncancelable term of the lease are insufficient to recover the purchase price of the equipment. The short to mid-term nature of operating leases generally command a higher rental rate than longer term, full payout leases and offers lessees relative flexibility in their equipment commitment. In addition, the rental obligation under an operating lease need not be capitalized on the lessee's balance sheet.

The Fund encounters considerable competition from lessors utilizing full payout leases on new equipment, i.e., leases which have terms equal to the expected economic life of the equipment. Full payout leases are written for longer terms and for lower monthly rates than the Fund offers. While some lessees prefer the flexibility offered by a shorter term operating lease, other lessees prefer the rate advantages possible with a full payout lease. Competitors of the Fund may write full payout leases at considerably lower rates, or larger competitors with a lower cost of capital may offer operating leases at lower rates, and as a result, the Fund may be at a competitive disadvantage.

(2)      Manufacturers and Equipment Lessors

The Fund also competes with equipment manufacturers who offer operating leases and full payout leases. Manufacturers may provide ancillary services which the Fund cannot offer, such as specialized maintenance service (including possible substitution of equipment), training, warranty services, and trade-in privileges.

The Fund competes with many equipment lessors, including ACF Industries, Inc. (Shippers Car Line Division), General Electric Railcar Services Corporation, General Electric Capital Aviation Services Corporation, and other companies that lease the same types of equipment.

(D)      Demand

The Fund has investments in transportation-related capital equipment and relocatable environments. Types of transportation equipment owned by the Fund include aircraft, marine vessels, railcars, and trailers. Relocatable environments are functionally self-contained transportable equipment, such as mobile offshore drilling units. Except for those aircraft leased to passenger air carriers, the Fund's equipment is used to transport materials and commodities, rather than people.


The following section describes the international and national markets in which the Fund's capital equipment operates:

(1)  Aircraft

(a)  Commercial Aircraft

The commercial aircraft market experienced another good year in 1997, with a third consecutive year of profits by the world's airlines. Airline managements have continued to emphasize cost reductions and a moderate increase in capacity. However, even the limited volume of new aircraft deliveries has caused the market to change from being in equilibrium at the end of 1996 to having excess supply. This market imbalance is expected to continue, with the number of surplus aircraft increasing from approximately 350 aircraft at the end of 1996 to an estimated 600 aircraft by the end of the decade.

The changes taking place in the commercial aircraft market also reflect the impact of noise legislation enacted in the United States and Europe. Between 1997 and the end of 2002, approximately 1,400 Stage II aircraft (Stage II aircraft are aircraft that have been shown to comply with Stage II noise levels prescribed in Federal Aviation Regulation section C36.5) are forecast to be retired, primarily due to noncompliance with Stage III noise requirements (Stage III aicraft are aircraft that have been shown to comply with Stage III noise levels prescribed in Federal Aviation Regulation section C36.5) noise requirements. This represents about 41% of the Stage II aircraft now in commercial service worldwide. By 2002, about 2,000 (59%) of the current fleet of Stage II aircraft will remain in operational service outside of Stage III-legislated regions or as aircraft that have had hushkits installed so that engine noise levels meet the quieter Stage III requirements. The cost to install a hushkit is approximately $1.5 million, depending on the type of aircraft. All aircraft currently being manufactured meet Stage III requirements.

The Fund's fleet of aircraft is positioned to provide a balance of Stage II and Stage III aircraft in the portfolio. This strategy is intended to optimize individual aircraft and the corresponding lease rentals with projected demand. The Stage II aircraft either are positioned with air carriers that are outside Stage III-legislated areas, are scheduled for Stage III hushkit installation in 1998-99, or are anticipated to be sold or leased outside Stage III areas before the year 2000.

Specifically, the Fund has entered into agreements to install hushkits on selected late-model Boeing 737-200 advanced aircraft over the next two years. These modifications are expected to enhance the current and residual value of the aircraft, while allowing them to continue operating in the Stage III-legislated areas of North America and Europe.

(b)  Aircraft Engines and Rotable Components

The demand for spare engines has increased, particularly for the Pratt & Whitney State II JT8D engine, which powers many of the Fund's Stage II commercial aircraft.

Aircraft rotables are replacement spare parts held in inventory by an airline. These parts are components that are removed from an aircraft or engine, undergo overhaul, and are recertified and refit to the aircraft in an "as new"
condition. Components, or rotables, carry specific identification numbers, allowing each part to be individually tracked during it's life. The types of rotables owned and leased by the Fund include landing gear, certain engine components, avionics, auxiliary power units, replacement doors, control surfaces, pumps, valves, and other comparable equipment. The Fund plans to sell its aircraft rotables in 1998.

(2)  Marine Vessels

Dry Bulk Vessels

The Fund owns or has investments with other affiliated programs in small to medium-sized dry bulk vessels that are traded in worldwide markets and carry commodity cargos. Dry bulk markets experienced flat freight rates, with supply increases outrunning demand growth. Demand for commodity shipping closely tracks worldwide economic growth patterns; however, economic development alters trade patterns from time to time, causing changes in volume on trade routes. The
Manager operates the Fund's marine vessels under spot charters and period charters. It is believed that this operating approach provides the flexibility to adapt to changing demand patterns.

Freight rates for dry bulk vessels in 1997 maintained the levels experienced in the fourth quarter of 1996. Freight rates had declined significantly in 1996 until a moderate recovery occurred late in the year due to an increase in grain trade. The size of the overall dry bulk carrier fleet increased by 3%, as measured by the number of vessels, and by 5%, as measured by deadweight tonnage. Scrapping of ships was not a significant factor in 1997: 126 dry bulk ships were scrapped while 247 were delivered. Total dry trade (as measured in deadweight tons) grew by 3% in 1997, versus 1% in 1996. This balance of supply and demand made market conditions soft, providing little foundation for increasing freight rates.

Growth in 1998 is expected to be approximately 2%, with most commodity trading flat. The majority of growth is forecast to come from grain (2%) and thermal coal (6%). The primary variable in forecasts is Asian growth; if there is some recovery from the economic shakeup of the second half of 1997, then there will be prospects for improvement in 1998. Delivery of ships in 1998 is expected to be about the same as in 1997; however, an increase in scrapping is anticipated to strengthen the market.

Current rates do not justify any new construction of dry bulk carriers and there should be a significant drop in orders over the next two years. If growth in demand matches historic averages of around 3%, then the current excess supply should be absorbed by the end of 1999, leading to the possible strengthening of freight rates.

(b) Anchor Handling Supply Vessels

The Fund owns one U.S. flag anchor handling/tug/supply boat utilized for supporting drilling operations of rigs in the U.S. Gulf of Mexico. Although the boat can be utilized in other geographic regions, the preferred market for the vessel is the U.S. Gulf of Mexico due to the requirement for U.S. flag vessels in this region. Demand for anchor handling boats is dependent primarily upon demand for floating drilling services by oil companies. Demand in this area during 1997 was very strong and kept utilization to 20 to 26 boats in the area near 100 percent. During 1997, no more than two boats were idle at any one time. Prospects for 1998 indicate that the robust market in the Gulf of Mexico should continue throughout the year. Oil company capital spending programs for 1998 are predicted to be higher or at the same level as 1997, indicating that drilling requirements will continue at high levels. With strong floating drilling rig utilization as has been forecast, demand for anchor handling boats should continue at levels which utilize th entire U.S. Gulf of Mexico fleet of anchor handling/tug/supply vessels.

(c) Container Feeder Vessels

Container feeder vessels are utilized to transport containerized cargo from smaller outlying ports to main transport hub ports from which such cargo is moved by regularly scheduled liner service. Container feeder vessels are typically classified as those capable of carrying up to approximately 1,000 twenty foot equivalent unit containers (TEUs). This trade has been characterized by growth in both supply and demand for the past several years. Over the second half of 1997, the supply of container ships (including both main liner vessels and feeder vessels) grew by over 500,000 TEUs to approximately 3,750,000 TEUs total capacity. In 1998, that fleet should grow another 500,000 TEUs from new deliveries; growth in 1999 should drop to 200,000 TEUs. For vessels less than 500 TEUs, the fleet growth has been less and future growth will be less than for the higher capacity vessels, which are subject to a much higher orderbook.

The effect of the large increase in supply of container slots in ships has been to decrease charter rates for container feeder vessels despite the fact that trade growth in container traffic has been robust (i.e., between 5% and 10% for the past several years). Container trade growth should continue at near-historic levels due to expansion of containerization to more and more cargoes. Primarily, the introduction of significantly larger main liner ships has lowered the unit cost of transport of a container, inducing greater traffic on main liner routes. Expectations for 1998 are for a flat year in charter rates while 1999 should show some improvement as deliveries of new ships decreases and trade growth catches up to fleet growth. The uncertain factor at this time is the economic picture for Asia, which is the main source of containerized cargoes. Exports from Asian countries may increase with the devaluation of national currencies. If this did occur, some charter rate improvement should be expected; however, the current outlook is quite uncertain.

Railcars

Pressurized Tank Cars

Pressurized tank cars are used primarily in the petrochemical and fertilizer industries to transport liquefied petroleum gas and anhydrous ammonia. The utilization rate on the Fund's fleet of pressurized tank cars was over 98% during 1997. The demand for natural gas is anticipated to grow through 1999, as the developing world, former Communist countries, and the industrialized world all increase their energy consumption. World demand for fertilizer is expected to increase, based on an awareness of the necessity of fertilizing crops and improving diets, the shortage of farm land, and population growth in developing nations.

Based on ongoing renewals with current lessees, demand for these cars continues to be strong and is projected to remain so during 1998.

(b)  Covered Hopper (Grain) Cars

Industrywide, the size of the covered hopper car fleet has increased only 9% over the last 10 years, from a total of 299,172 cars in 1985 to 325,882 cars in 1995. Covered hopper cars accounted for 30% of all new railcar deliveries in 1995 and 50% of new deliveries in 1996. During 1997, there was some downward pressure on rental rates, as demand for covered hopper cars softened somewhat. Grain car loadings decreased 2% compared to the same period in 1996.

 Box Cars

Car loadings for paper and paper products were relatively unchanged during the first 45 weeks of 1997, compared to loadings for the same period in 1996.

All 246 of the Fund's box cars transport paper and paper goods, and are currently on lease until 2000 or 2001.

(4)  Trailers

(a)  Intermodal Trailers

In all intermodal equipment areas, 1997 was a remarkably strong year. The U.S. inventory of intermodal equipment totaled approximately 164,000 units in 1997, divided between about 55% intermodal trailers and 45% domestic containers. Trailer loadings increased approximately 4% in 1997 due to a robust economy and a continuing shortage of drivers in over-the-road markets. The expectation is for flat to slightly declining utilization of intermodal trailer fleets in the near future.

 Over-the-Road Refrigerated Trailers

The temperature-controlled over-the-road trailer market recovered in 1997; freight levels improved and equipment oversupply was reduced as industry players actively retired older trailers and consolidated fleets. Most refrigerated carriers posted revenue growth of between 2% and 5% in 1997, and accordingly are planning fleet upgrades. In addition, with refrigeration and trailer technologies changing rapidly and industry regulations becoming tighter, trucking companies are managing their refrigerated fleets more effectively.

As a result of these changes in the refrigerated trailer market, it is anticipated that trucking companies will utilize short-term trailer leases more frequently to supplement their fleets. Such a trend should benefit the Fund, which generally leases its equipment on a short-term basis from rental yards owned and operated by PLM subsidiaries.

Foodservice Distribution Trailers

Consumer demand is fueling double-digit growth in the foodservice industry, reflecting the consumer trend toward eating fresher, more convenient foods. The frequency of purchasing prepared meals and eating out continues to grow in proportion to overall consumer spending. The Fund will continue to expand its marketing to the foodservice industry, based on the growth potential of this market and the initial strong utilization of its specialized refrigerated trailer fleet.

 Mobile Offshore Drilling Units

Worldwide demand in all sectors of the mobile offshore drilling unit (rig) industry in 1997 was a continuation of the increases experienced in 1996. This increase in demand was spread over all the geographic regions of offshore drilling and affected both jackup and floating rigs. Potential demand during 1997 was difficult to estimate because of the shortage of rigs.

The tightness in the market caused significant increases in contract day rates throughout the year. Day rates at the end of 1997 approached levels justifying new rig construction. While continuing market improvement can be attributed to a number of factors, the primary reason is worldwide growth in the use of oil and natural gas for energy. Stable prices at moderate levels have encouraged such growth, while providing adequate margins for oil and natural gas exploration and production development.

The trend of contractor consolidation continued in 1997; three major mergers or acquisitions initiated late in 1997 are expected to be consummated by the end of 1998. For 1998, utilization and demand are expected to remain at the levels reached in 1997. Industry participants project that demand for both floating and jackup rigs will continue at current high levels through 1998, with additional rig supply absorbed by demand increases. Day rates are expected to continue to increase; however, the rate of increase will slow, since the current high levels have induced long-term contracting with few opportunities for increases. .

The floating rig sector has experienced a strengthening in market conditions. Technological advances and more efficient operations have improved the economics of drilling and production in the deep-water operations for which floating rigs are utilized. Overall, demand for floating rigs increased from 128 rig-years in 1996 to 131 rig-years in 1997, growth being constrained by a limited supply of rigs. The increase in demand and utilization prompted significant increases in contract day rates and floating rig market values. Twenty-five floating rigs were ordered in 1996 and several conversion and upgrade projects were contracted, none of which will be delivered until late 1998.

(E)      Government Regulations

The use, maintenance, and ownership of equipment is regulated by federal, state, local and/or foreign governmental authorities. Such regulations may impose restrictions and financial burdens on the Fund's ownership and operation of equipment. Changes in government regulations, industry standards, or deregulation may also affect the ownership, operation, and resale of the equipment. Substantial portions of the Fund's equipment portfolio are either registered or operated internationally. Such equipment may be subject to adverse political, government, or legal actions, including the risk of expropriation or loss arising from hostilities. Certain of the Fund's equipment is subject to extensive safety and operating regulations which may require the removal from service or extensive modification of such equipment to meet these regulations at considerable cost to the Fund. Such regulations include (but are not limited to):

     (1) the United States Oil Pollution Act of 1990 (which established liability for operators and owners of vessels and mobile offshore drilling units that create environmental pollution). This regulation has resulted in higher oil pollution liability insurance to the Fund. The lessee typically reimburses the Fund for these additional costs;

     (2) the United States Department of Transportation's Aircraft Capacity Act of 1990 (which limits or eliminates the operation of commercial aircraft in the United States that do not meet certain noise, aging, and corrosion criteria). In addition, under U.S. Federal Aviation Regulations, after December 31, 1999, no person shall operate an aircraft to or from any airport in the contiguous United States unless that airplane has been shown to comply with Stage III noise levels. The cost to hushkit a Stage II aircraft is approximately $1.5 million, depending on the type of aircraft.

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

     (4) the U.S. Department of Transportation's Hazardous Materials Regulations (which regulate the classification of and packaging requirements for hazardous materials and which could apply particularly to the Fund's tank cars).

As of December 31, 1997, the Fund is in compliance with the above governmental regulations. Typically, costs related to extensive equipment modifications to meet government regulations are passed on to the lessee of that equipment.

ITEM 2.           PROPERTIES

The Fund neither owns nor leases any properties other than the equipment it has purchased for leasing purposes. At December 31, 1997, the Fund owned a portfolio of transportation equipment and investments in equipment owned by special-purpose entities as described in Part I, Table 1. The Fund acquired equipment with the proceeds of the Fund offering through the end of 1996. In December of 1996, the Fund closed a $25.0 million long-term note with an institutional investor. The Fund acquired additional equipment in 1997 with the proceeds of the long-term note and any surplus cash flow, and intends to acquire additional equipment in 1998.

The Fund maintains its principal office at One Market, Steuart Street Tower, Suite 800, San Francisco, California 94105-1301. All office facilities are provided by FSI without reimbursement by the Fund.

ITEM 3.           LEGAL PROCEEDINGS

None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Fund's members during the fourth quarter of its fiscal year ended December 31, 1997.






















                      (This space intentionally left blank)

                                     PART II

ITEM 5.       MARKET FOR THE FUND'S EQUITY AND RELATED UNITHOLDER MATTERS

Pursuant to the terms of the operating agreement, the Manager is generally entitled to a 1% interest in the profits and losses and 15% of cash distributions. After the investors receive cash distributions equal to their original capital contributions the Manager's interest in the cash distributions of the Fund will increase to 25%. The Manager is the sole holder of such interests. Gross income in each year of the Fund will be specially allocated to the Manager in the amount equal to the lesser of (i) the deficit balance, if any, in the Manager's capital account calculated under generally accepted accounting principles using the straight-line method of depreciation, and (ii) the deficit balance, if any, in the Manager's capital account calculated under federal income tax regulations. The remaining interests in the profits and losses and distributions of the Fund are owned as of December 31, 1997, by the approximately 5,000 holders of Units in the Fund.















                      (This space intentionally left blank)

ITEM 6.       SELECTED FINANCIAL DATA

Table 2, below, lists selected financial data for the Fund:

                                     TABLE 2

                   For the Years Ended December 31, 1997, 1996
                        and 1995, and for the period from
                           inception (August 22, 1994)
                              to December 31, 1994
         (in thousands of dollars, except weighted-average unit amounts)


                                                                        1997                1996               1995          1994
                                                                     --------------------------------------------------------------

Operating results:
  Total revenues                                                       $    19,445      $    11,295        $     4,150     $    --
  Net gain on disposition of
    equipment                                                                1,682               --                 25          --
  Equity in net income (loss) of
    unconsolidated special-purpose
    entities                                                                 1,270             (256)                69          --
  Net loss                                                                  (2,052)          (2,392)              (618)         --

At year-end:
  Total assets                                                         $   101,482      $    87,755        $    62,589     $    --
  Total liabilities                                                         29,008            1,466              1,187          --

Cash distributions                                                     $    11,763      $     9,832        $     1,303     $    --

Cash distribution representing
   a return of capital to Class A members                              $     9,998      $     8,471        $     1,180     $    --

Per weighted average Class A unit:


Net loss                                                               $     (0.75)                                             N/A
                                                                                         Various, according to interim closings

Cash distributions                                                     $      2.00                                              N/A

Cash distributions representing a return of capital                    $      2.00                                              N/A



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Introduction

Management's Discussion and Analysis of Financial Condition and Results of Operations relates to the Financial Statements of Professional Lease Management Income Fund I, L.L.C. (the Fund). The following discussion and analysis of operations focuses on the performance of the Fund's equipment in various sectors of the transportation industry, and its effect on the Fund's overall financial condition.

Results of Operations - Factors Affecting Performance

(A)      Re-leasing and Repricing Activity

The exposure of the Fund's equipment portfolio to re-pricing risk occurs whenever the leases for the equipment expire or are otherwise terminated and the equipment must be remarketed. Major factors influencing the current market rate for transportation equipment include supply and demand for similar or comparable types or kinds of transport capacity, desirability of the equipment in the lease market, market conditions for the particular industry segment in which the equipment is to be leased, overall economic conditions both domestically and worldwide, various regulations concerning the use of the equipment, and others. The Fund experienced re-pricing exposure for the year ended December 31, 1997, primarily due to its air, trailer, and marine vessel portfolios.

(B)      Reinvestment Risk

Reinvestment risk occurs when 1) the Fund cannot generate sufficient surplus cash after fulfillment of operating obligations and distributions to reinvest in additional equipment during the reinvestment phase of Fund operations; 2) equipment is sold or liquidated for less than threshold amounts; 3) proceeds from sales, losses, or surplus cash available for reinvestment cannot be reinvested at threshold lease rates; or 4) proceeds from dispositions or surplus cash available for reinvestment cannot be deployed in a timely manner.

During the first six years of operations, the Fund intends to increase its equipment portfolio by investing surplus cash in additional equipment after fulfilling operating requirements and payments of distributions to the Members in additional equipment. Subsequent to the end of the reinvestment period as of January 1, 2002, the Fund will continue to operate for an additional two years, then begin an orderly liquidation over an anticipated two-year period.

Other nonoperating funds for reinvestment are generated from the sale of equipment, the receipt of funds realized from the payment of stipulated loss values on equipment lost or disposed of during the time it is subject to lease agreements, or the exercise of purchase options written into certain lease agreements. Equipment sales generally result from evaluations by the Manager that continued ownership of certain equipment is either inadequate to meet Fund performance goals, or that market conditions, market values, and other considerations indicate it is the appropriate time to sell certain equipment.

During 1997, the Fund acquired a marine vessel for $8.5 million, a mobile offshore drilling unit for $10.5 million and 25 trailers for $0.3 million. In addition, the Fund purchased an additional 26% interest in a mobile offshore drilling unit for $5.1 million, bringing its initial investment from 35% up to 61%. In addition, in 1997 the Fund committed to purchase a 50% interest in an entity that will own a DC-9 stage III aircraft. The Fund placed a $0.7 million deposit on this aircraft in 1997 which was included in investment in unconsolidated special purpose entities on the balance sheet This purchase was completed in January 1998. The Fund also reached an agreement to buy an anchor-handling vessel for $9.2 million in the first quarter of 1998. The Fund placed a $0.9 million deposit on this vessel in 1997 which is included in deposit on equipment on the balance sheet. The remaining interests are owned by affiliated partnerships.

During 1997, the Fund sold a mobile offshore drilling unit and three trailers with a net book value of $9.2 million for proceeds of $11.0 million, less sales commissions of $0.1 million.

(C)      Equipment Valuation and Write-downs

In March 1995, the Financial Accounting Standards Board (FASB) issued statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121). This standard is effective for years beginning after December 15, 1995. The Fund adopted SFAS 121 in 1995. In accordance with SFAS 121, the Fund reviews the carrying value of its equipment at least annually in relation to expected future market conditions for the purpose of assessing the recoverability of the recorded amounts. If projected undiscounted cash flows (future lease revenue plus residual values) are less than the carrying value of the equipment, a loss on revaluation is recorded. No adjustments to reflect impairment of individual equipment carrying values were required for the years ended December 31, 1997 or 1996.

As of December 31, 1997, the Manager estimates the current fair market value of the Fund's equipment portfolio, including equipment owned by unconsolidated special-purpose entities, to be approximately $108.6 million.

Financial Condition - Capital Resources and Liquidity

The Fund's initial contributed capital was composed of the proceeds from its initial offering, which were supplemented in March 1997 by permanent debt of $25.0 million. The Fund intends to rely on operating cash flow to meet its operating obligations, make cash distributions to Class A Unitholders, and grow the Fund's equipment portfolio through reinvestment of any remaining surplus cash available in additional equipment.

Starting in 1998, the Fund may, at the Manager's sole discretion, redeem up to 2% of the outstanding Class A Units that may be tendered each year. The purchase price paid by the Fund for outstanding Class A Units upon redemption will be equal to 105% of the amount Class A Members paid for the Class A Units, less the amount of cash distributions Class A Members have received relating to such Class A Units. The price may not bear any relationship to the fair market value of a Class A Unit.

In December 1996, the Fund entered into an agreement to issue a $25.0 million long-term note to an institutional investor. The note bears interest at a fixed rate of 7.33% per annum and has a final maturity in 2006. Interest on the note is payable semi-annually. The note will be repaid in five principal payments of $3.0 million on December 31, 2000, 2001, 2002, 2003, and 2004 and two principal payments of $5.0 million on December 31, 2005, and 2006. The agreement requires the Fund to maintain certain financial covenants related to fixed-charge coverage. The loan was funded in March 1997. Proceeds from the note were used to fund additional equipment acquisitions in 1997 and interests in unconsolidated special purpose entities in 1998.

The Manager has entered into a joint $50.0 million credit facility (the Committed Bridge Facility) on behalf of the Fund, PLM Equipment Growth Fund V, PLM Equipment Growth Fund VI, and PLM Equipment Growth & Income Fund VII (all affiliated investment programs), TEC Acquisub, Inc. (TECAI), an indirect wholly-owned subsidiary of the General Partner, and American Finance Group, Inc.
(AFG), a subsidiary of PLM International, Inc., which may be used to provide interim financing of up to (i) 70% of the aggregate book value or 50% of the aggregate net fair market value of eligible  equipment  owned by the Fund,  plus
(ii) 50% of unrestricted cash held by the borrower. The Committed Bridge Facility became available to the Fund on May 8, 1995, and was amended and restated on December 2, 1997, to expire on November 2, 1998. The Fund, the affiliated partnerships, and TECAI, may collectively borrow up to $35.0 of the Committed Bridge Facility. AFG may borrow up to $50.0 million of the Committed Bridge Facility. The Committed Bridge Facility also provides for a $5.0 million Letter of Credit Facility for the eligible borrowers. Outstanding borrowings by the Fund, TECAI, AFG, or PLM Equipment Growth Funds V through VII reduce the amount available to each other under the Committed Bridge Facility. Individual borrowings for the Fund may be outstanding for no more than 179 days, with all advances due no later than November 2, 1998. The Committed Bridge Facility prohibits the Fund from incurring any additional indebtedness. Interest accrues at either the prime rate or adjusted LIBOR plus 1.625% at the borrower's option, and is set at the time of an advance of funds. Borrowings by the Fund are guaranteed by the PLM. As of December 31, 1997, AFG had $23.0 million in outstanding borrowings. No other eligible borrower had any outstanding borrowings. The Manager believes it will renew the Committed Bridge Facility upon its expiration with similar terms as those in the current Committed Bridge Facility.

The Manager has not planned any expenditures, nor is it aware of any contingencies that would cause it to require any additional capital to that mentioned above.

For the year ended December 31, 1997, the Fund generated sufficient operating income to meet its operating obligations and pay distributions to those Class A and B Unitholders.

Results of Operations - Year over Year Detail Comparison

Comparison of the Fund's Operating Results for the Year Ended December 31, 1997 and 1996

(A)       Owned Equipment Operations

Lease revenues less direct expenses (defined as repair and maintenance, marine equipment operating, and asset-specific insurance expenses) on owned equipment increased during the year ended December 31, 1997, compared to the same period of 1996. The following table presents lease revenues less direct expenses by owned equipment type (in thousands of dollars):


                                                                               For the Year
                                                                            Ended December 31,
                                                                          1997               1996
                                                                      -------------------------------

Aircraft                                                                $  4,994          $  1,994
Trailers                                                                   3,250             1,880
Rail equipment                                                             2,712             2,371
Marine vessels                                                             2,085             1,242
Mobile offshore drilling unit                                              1,562                --


Aircraft: Aircraft lease revenues and direct expenses were $5.0 million and $43,000, respectively, during the year ended December 31, 1997, compared to $2.0 million and $21,000, respectively, during the same period of 1996. Aircraft contribution increased due to the purchase of four 737-200A Stage II commercial aircraft in the third quarter of 1996. These aircraft were on lease for the entire year of 1997.

Trailers: Trailer revenues and direct expenses were $3.7 million and $0.4 million, respectively, for the year of 1997, compared to $2.1 million and $0.2 million, respectively, during the same period in 1996. Trailer contribution increased due to the purchase of additional trailers throughout 1996 and 1997. These trailers were operating in the short-term rental facilities for the entire year of 1997.

Rail equipment: Railcar lease revenues and direct expenses were $3.4 million and $0.7 million, respectively, for the year ended December 31, 1997, compared to $3.1 million and $0.8 million, respectively, during the same period of 1996. Lease revenues rose 10% in the year of 1997, compared to the same period of 1996. The increase was due to railcars owned and on lease for all of 1997 compared to being owned and on lease for part of the year ended 1996. Expenses decreased due to lower running repairs in the year ended December 31, 1997, compared to the same period of 1996. Although the Fund purchased additional railcars in the last two months of 1996, these railcars were off lease in the first eight months of 1997 and did not make a significant net contribution to the Fund in 1997.

Marine vessels: Marine vessel lease revenues and direct expenses were $3.7 million and $1.6 million, respectively, for the year ended December 31, 1997, compared to $2.7 million and $1.4 million, respectively, during the same period of 1996. Marine vessel contribution increased due to the purchase of a marine vessel at the end of the second quarter of 1997. This increase in contribution due to this additional vessel, was offset slightly by a decrease in lease revenue due to lower re-lease rates for another marine vessel as a result of a softer bulk carrier vessel market and higher insurance expense on the dry bulk vessel.

Mobile offshore drilling unit (rig): Rig lease revenues and direct expenses were $1.6 million and $22,000, respectively, for the year ended December 31, 1997. This rig was purchased in the first quarter of 1997. The rig was sold in December 1997 as part of the original purchase agreement that gave the charterer the option to purchase the rig. The Fund did not own any rigs in the year ended December 31, 1996.

(B)                    Interest and Other Income

Interest and other income decreased $1.0 million due to lower cash balances available for investment in the year ended December 31, 1997, compared to the same period of 1996.

(C)                    Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $20.0 million for the year ended December 31, 1997 increased from $11.0 million for the same period of 1996. Significant variances are explained as follows:

(1) A $6.6 million increase in depreciation and amortization expenses from 1996 levels reflects the purchase of equipment during 1997 and 1996.

(2) A $1.4 million increase in interest expense was due to the Fund's borrowings under the long-term senior note agreement in 1997.

(3) A $0.8 million increase in administrative expenses from 1996 levels resulted primarily from increased administrative costs associated with the short-term trailer rental facilities due to additional trailers operating in the facilities in the first year of 1997, compared to the same period of 1996.

(4) A $0.4 million increase in management fees to affiliate reflects the higher levels of lease revenues in 1997, compared to 1996, due to the purchase of equipment throughout 1996 and 1997.

(D)                    Net Gain on Disposition of Owned Equipment

Net gain on the disposition of equipment for the year ended December 31, 1997 totaled $1.7 million, and resulted from the sale of trailers and the sale of the rig with a net book value of $9.2 million, for proceeds of $11.0 million net of sales commissions of $0.1 million. There was no disposition of equipment in 1996.

Equity in Net Loss of Unconsolidated Special-Purpose Entities

Equity in net loss of unconsolidated special-purpose entities represents net loss generated from the operation of jointly-owned assets accounted for under the equity method (see Note 4 to the financial statements).

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method are presented as follows (in thousands of dollars):


                                                                               For the Year
                                                                            Ended December 31,
                                                                          1997               1996
                                                                      -------------------------------

Aircraft, aircraft engines and rotable components                       $  1,795          $    260
Mobile offshore drilling unit                                               (183)              (94 )
Marine vessel                                                               (342)             (422 )


Aircraft, aircraft engines and rotable components: As of December 31, 1997 and 1996, the Fund owned an interest in a trust that owns four commercial aircraft, an interest in another trust that owns four commercial aircraft, and an interest in two trusts that own three commercial aircraft, two aircraft engines, and a portfolio of rotable components. Aircraft revenues and expenses were $5.9 million and $4.2 million, respectively, for the year ended December 31, 1997, compared to $5.6 million and $5.4 million, respectively, during the same period in 1996. The increase in revenues was because of the purchase of an interest in a trust that owns commercial aircraft at the end of the first quarter of 1996. These aircraft were on lease for the entire year of 1997, compared to only six months in the same period in 1996. The increase in revenues caused by this additional equipment was partially offset by a decrease in lease revenues due to lower lease rates for a trust for the year ended December 31, 1997 compared to the same period in 1996. Expenses decreased due to the use of the double-declining balance depreciation method, which results in greater depreciation in the first years an asset is owned.

Mobile offshore drilling unit: As of December 31, 1997 and 1996, the Fund had an interest in an entity that owns a mobile offshore drilling unit (rig) purchased during the fourth quarter of 1996. The Fund's interest in this investment increased in the first quarter of 1997 from 35% to 61%. During the year ended December 31, 1997, revenues of $2.0 million were offset by depreciation and administrative expenses of $2.2 million.

Marine vessel: As of December 31, 1997 and 1996, the Fund had an interest in an entity that owns a marine vessel. Marine vessel revenues and expenses were $1.2 million and $1.6 million, respectively, for the year ended December 31, 1997, compared to $0.9 million and $1.3 million, respectively, during the same period in 1996. Revenues and expenses during 1997 represent a full year, when compared to 1996, in which revenues and expenses were for only seven months, as the vessel was purchased in the second quarter of 1996. In addition, expenses increased due to required repairs needed on this marine vessel in the year ended December 31, 1997. Similar repairs were not required on the vessel in 1996.

(F)       Net Loss

As a result of the foregoing, the Fund had a net loss of $2.1 million for the year of 1997, compared to a net loss of $2.4 million during the same period of 1996. The Fund's ability to acquire, operate, and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Fund's performance in the year ended December 31, 1997 is not necessarily indicative of future periods. In the year ended December 31, 1997, the Fund distributed $10.0 million to the Class A members, or $2.00 per weighted-average Class A unit.

Comparison of the Fund's Operating Results for the Year Ended December 31, 1996 and 1995

(A)     Owned Equipment Operations

The Fund commenced significant operations in May 1995. As of May 13, 1996, the Fund completed its equity-raising stage. As of December 31, 1996, the Fund had purchased and placed into service $70.3 million of equipment, compared to $36.1 million at December 31, 1995. All of these purchases were completed with a combination of proceeds from equity raised, interim financing, and an advance from an affiliate of the Manager. The nine day advance from the Manager was repaid (including interest at commercial loan rates) in July of 1995. Revenues of $11.3 million were generated during the year ended December 31, 1996, compared to $4.2 million in the same period in 1995. The variance is due to the Fund's equipment purchasing activities throughout 1995 and 1996. Expenses of $13.4 million for the year ended December 31, 1996 consisted primarily of depreciation expense, using the double-declining balance method, and normal operating costs incurred as equipment is being purchased and placed in service. Expenses for the same period in 1995 totaled $4.8 million, and also primarily consisted of depreciation expense and normal operating costs incurred when equipment is purchased and placed in service.

Equity in Net Loss of Unconsolidated Special-Purpose Entities

Equity in net loss of unconsolidated special-purpose entities represents net loss generated from the operation of jointly-owned assets accounted for under the equity method (see Note 4 to the financial statements).

As of December 31, 1996, the Fund had interests in entities which purchased and placed into service $30.7 million of assets. The Fund's investment consisted of a 35% interest in an entity that owned a mobile offshore drilling unit, a 50% interest in an entity which owned a marine vessel, a 17% interest in a trust that owned six Boeing 737-200A aircraft, a 25% interest in a trust that owned four Boeing 737-200A aircraft, and a 33% interest in two trusts (the Trusts) that owned three Boeing 737-200A aircraft, two spare Pratt & Whitney JT8D-17A engines and a package of rotable components. Revenues of $6.6 million were generated during the year ended December 31, 1996, compared to $1.3 million in the same period in 1995. The variance is due to the Fund's equipment purchasing activities throughout 1996. Expenses of $6.8 million for the year ended December 31, 1996, compared to $1.2 million in the same period in 1995, consisted primarily of depreciation expense for both periods. As of December 31, 1996, the Fund had made a deposit for a 50% interest in a trust. The assets in this trust were purchased on January 6, 1997.

During September of 1996, an affiliated program converted its partial beneficial interests in the trust holding five commercial aircraft and the trust holding seven commercial aircraft into the sole ownership of two of the commercial aircraft, resulting in a change in the beneficial interests for the Fund. This change has no effect on the income or loss recognized in the year ended December 31, 1996.

The Fund's performance during 1996 is not necessarily indicative of future periods.

Geographic Information

The Fund operates its equipment in national and international markets. Although these operations expose the Fund to certain currency, political, credit and economic risks, the Manager believes these risks are minimal or has implemented strategies to control the risks as follows: Currency risks are at a minimum because all invoicing, with the exception of a small number of railcars operating in Canada, is conducted in U.S. dollars. Political risks are minimized generally through the avoidance of operations in countries that do not have a stable judicial system and established commercial business laws. Credit support strategies for lessees range from letters of credit supported by U.S. banks to cash deposits. Although these credit support mechanisms generally allow the Fund to maintain its lease yield, there are risks associated with slow-to-respond judicial systems when legal remedies are required to secure payment or repossess equipment. Economic risks are inherent in all international markets and the Manager strives to minimize this risk with market analysis prior to committing equipment to a particular geographic area. Refer to Note 3 of the Financial Statements for information on the revenues, income, and net book value in various geographic regions.

Revenues and net operating income by geographic region are impacted by the time period the assets are owned and the useful life ascribed to the assets for depreciation purposes. Net income (loss) from equipment is significantly impacted by depreciation charges which are greatest in the early years due to the use of the double-declining balance method of depreciation. The relationships of geographic revenues, net income (loss) and net book value of equipment are expected to significantly change in the future as additional equipment is purchased in various equipment markets and geographic areas. An explanation of the current relationships is presented below:

The Fund's equipment on lease to U.S. domiciled lessees accounted for 24% of the lease revenues generated by wholly-owned and partially owned equipment while a net operating income of $0.2 million was generated compared to $2.1 million in loss for the entire Fund. The primary reason for this relationship is the fact that the Fund depreciates its rail equipment over a 15 year period versus 5 to 12 years for other equipment types owned and leased in other geographic regions.

The Fund's equipment leased to Canadian domiciled lessees consists of railcars, an aircraft and an interest in an entity which owns four aircraft. Lease revenues in Canada accounted for 16% of total lease evenues while these operations accounted for $0.1 million in net income compared to a $2.1 million total net operating loss for the entire Fund.

Two wholly-owned marine vessels, a 50% investment in an entity which owns a marine vessel and a 61% investment in an entity which owns a mobile offshore drilling unit, which was leased in various regions throughout the period, and accounted for 32% of the revenues and $0.9 million in net income compared to the $2.1 million net operating loss for the entire Fund. These marine assets, representing 47% of the net book value of the Fund's assets and investments in unconsolidated special-purpose entities, generated a significant depreciation charge for the period that exceeded the revenues less direct operating costs of the vessels. As depreciation charges in the future decline, the vessels are expected to generate net income for the Fund.

European operations consist of interests in entities that own aircraft and aircraft rotables that generated revenues that accounted for 13% of combined, wholly-owned and partially owned equipment revenues. The net income generated by this equipment accounted for $1.7 million in income for the period as lease revenues exceeded depreciation charges. While this equipment is expected to remain profitable during the lease term expiring in January 1998 the Fund may not be able to remarket this equipment at comparable rates in the future.

South American operations consist of four aircraft that are generating revenues that accounted for 15% of the total revenues and $2.4 million of the net operating loss for the period. The net operating loss was generated as a result of the shorter depreciable life on the aircraft leased in South America. As the depreciation recorded by the Fund declines in future periods, the aircraft are expected to generate net operating income for the Fund.

Year 2000 Compliance

The Manager is currently addressing the Year 2000 computer software issue. The Manager is creating a timetable for carrying out any program modifications that may be required.

Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued two new statements: SFAS No. 130, "Reporting Comprehensive Income," which requires enterprises to report, by major component and in total, all changes in equity from nonowner sources; and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for a public company's operating segments and related disclosures about its products, services, geographic areas, and major customers. Both statements are effective for the Company's fiscal year ended December 31, 1998, with earlier application permitted. The effect of adoption of these statements will be limited to the form and content of the Fund's disclosures and will not impact the Fund's results of operations, cash flow, or financial position.

Inflation

Inflation had no significant impact on the Fund's operations during 1997, 1996, or 1995.

Forward Looking Information

Except for historical information contained herein, the discussion in this Form 10-K contains forward-looking statements that involve risks and uncertainties, such as statements of the Fund's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-K should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-K. The Fund's actual results could differ materially from those discussed here.

Outlook for the Future

Several factors may affect the Fund's operating performance in 1998 and beyond, including changes in the markets for the Fund's equipment and changes in the regulatory environment in which the equipment operates.

The Fund intends to use excess cash flow, after payment of expenses and cash distributions to acquire additional equipment during the first six years of the Fund's operations. The Manager believes these acquisitions may cause the Fund to generate additional earnings and cash flow for the Fund.

The Fund relies on operating cash flow to meet its operating obligations, make cash distributions to Class A and B Unitholders, and grow the Fund's equipment portfolio through reinvestment of any remaining surplus cash available in additional equipment.

(1)      Repricing and Reinvestment Risk

Certain portions of the Fund's marine vessel, aircraft engines and rotable components, and trailer portfolios will be remarketed in 1998 as existing leases expire, exposing the Fund to considerable repricing risk/opportunity. Additionally, the Manager may select to sell certain underperforming equipment, or equipment whose continued operation may become prohibitively expensive, and thus faces reinvestment risk. In either case, the Manager intends to re-lease or sell equipment at prevailing market rates; however, the Manager cannot predict these future rates with any certainty at this time and cannot accurately assess the effect of such activity on future Fund performance.

(2)      Residual Risk

A portion of the total return on the Class A and B Unitholders' investment in the Fund is expected to be realized on the sale or liquidation of the Fund's equipment portfolio, the majority of which is anticipated during the liquidation phase of the Fund's operations. The Manager's Credit Review Committee selects equipment for acquisition based on many factors, including anticipated residual values from the eventual sale of that equipment. These residuals may be affected by several factors during the time the equipment is held, including changes in regulatory environments in which the equipment is operated, the onset of technological obsolescence, changes in the equipment markets, perceived values for equipment at the time of sale, and others. As the impact of any of these factors becomes difficult to forecast with accuracy over extended time horizons, the Manager cannot predict with certainty that the anticipated residual values for equipment selected for acquisition will actually be realized when the equipment is sold.

Prior to the liquidation phase of the Fund's operations, the Manager may decide to selectively sell equipment either when it has determined that opportunities exist to realize significant gains on the sales; when continuing ownership of the equipment becomes prohibitively expensive; or when the Manager determines that continuing ownership of the equipment may result in the realization of unsatisfactory residual values. At this time, the Manager cannot predict when such occasions may occur, and thus cannot predict with any certainty the impact of such events on Fund operations.

(B)      Impact of Government Regulations on Future Operations

The Manager operates the Fund's equipment in accordance with current applicable regulations (see Item 1, Section E "Government Regulations"). However, the continuing implementation of new or modified regulations by some of the authorities mentioned previously, or others, may adversely affect the Fund's ability to continue to own or operate equipment in its portfolio. Additionally, regulatory systems vary from country to country, which may increase the burden to the Fund of meeting regulatory compliance for the same equipment operated between countries. Under U.S. Federal Aviation Regulations, after December 31, 1999, no person shall operate an aircraft to or from any airport in the contiguous United States unless that airplane has been shown to comply with stage III noise levels. Currently, the Manager has observed rising insurance costs to operate certain vessels into U.S. ports resulting from implementation of the U.S. Oil Pollution Act of 1990. Ongoing changes in the regulatory environment, both in the U.S. and internationally, cannot be predicted with any accuracy and preclude the Manager from determining the impact of such changes on Fund operations, purchases, or sale of equipment.

(C)      Distributions

Pursuant to the Fifth Amended and Restated Operating Agreement of Professional Lease Management Income Fund I, L.L.C. (the operating agreement), the Fund will cease to reinvest surplus cash in additional equipment beginning in its seventh year of operations. The Manager intends to pursue a strategy of selectively redeploying equipment to achieve competitive returns. By the end of the reinvestment period, the Manager intends to have assembled an equipment portfolio capable of achieving a level of operating cash flow for the remaining life of the Fund sufficient to meet its obligations and sustain a predictable level of distributions to the Class A Unitholders.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements for the Fund are listed on the Index to Financial Statements included in Item 14(a) of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.




                      (This space intentionally left blank)

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF PLM INTERNATIONAL AND PLM FINANCIAL SERVICES, INC.

As of the date of this annual report, the directors and executive officers of PLM International (and key executive officers of its subsidiaries) and of PLM Financial Services, Inc. are as follows:

Name                                     Age                   Position
-------------------------------------------------------------------------------------------------------------------------

Robert N. Tidball                        59                    Chairman of the Board, Director, President,
                                                               and Chief Executive Officer, PLM International, Inc.;
                                                               Director, PLM Financial Services, Inc.;
                                                               Vice President, PLM Railcar Management Services, Inc.;
                                                               President, PLM Worldwide Management Services Ltd.

Randall L.-W. Caudill                    50                    Director, PLM International, Inc.

Douglas P. Goodrich                      51                    Director and Senior Vice President, PLM International;
                                                               Director and President, PLM Financial Services, Inc.;
                                                               President, PLM Transportation Equipment Corporation;
                                                               President, PLM Railcar Management Services, Inc.

Harold R. Somerset                       63                    Director, PLM International, Inc.

Robert L. Witt                           57                    Director, PLM International, Inc.

J. Michael Allgood                       49                    Vice President and Chief Financial Officer,
                                                               PLM International, Inc. and PLM Financial Services, Inc.

Stephen M. Bess                          51                    President, PLM Investment Management, Inc.
                                                               and PLM Securities Corp.; Vice President and Director,
                                                               PLM Financial Services, Inc.

Richard K Brock                          35                    Vice President and Corporate Controller,
                                                               PLM International, Inc. and PLM Financial Services, Inc.

Frank Diodati                            43                    President, PLM Railcar Management Services Canada Limited

Steven O. Layne                          43                    Vice President, PLM Transportation Equipment Corporation;
                                                               Vice President, PLM Worldwide Management Services Ltd.

Susan C. Santo                           35                    Vice President, Secretary, and General Counsel,
                                                               PLM International, Inc. and PLM Financial Services, Inc.

Thomas L. Wilmore                        55                    Vice President, PLM Transportation Equipment Corporation;
                                                               Vice President, PLM Railcar Management Services, Inc.


Robert N. Tidball was appointed Chairman of the Board in August 1997 and President and Chief Executive Officer of PLM International in March 1989. At the time of his appointment, he was Executive Vice President of PLM International. Mr. Tidball became a director of PLM International in April 1989. Mr. Tidball was appointed Director of PLM Financial Services, Inc. in July 1997 and was elected President of PLM Worldwide Management Services Limited in February 1998. He has served as an officer of PLM Railcar Management Services, Inc. since June 1987. Mr. Tidball was Executive Vice President of Hunter Keith, Inc., a Minneapolis-based investment banking firm, from March 1984 to January 1986. Prior to Hunter Keith, he was Vice President, General Manager, and Director of North American Car Corporation and a director of the American Railcar Institute and the Railway Supply Association.

Randall L.-W. Caudill was elected to the Board of Directors in September 1997. He is President of Dunsford Hill Capital Partners, a San Francisco-based financial consulting firm serving emerging growth companies in the United States and abroad, as well as a senior advisor to the investment banking firm of Prudential Securities, where he has been employed since 1987. Mr. Caudill also serves as a director of VaxGen, Inc. and SBE, Inc.

Douglas P. Goodrich was elected to the Board of Directors in July 1996, appointed Senior Vice President of PLM International in March 1994, and appointed Director and President of PLM Financial Services, Inc. in June 1996. Mr. Goodrich has also served as Senior Vice President of PLM Transportation Equipment Corporation since July 1989 and as President of PLM Railcar Management Services, Inc. since September 1992, having been a senior vice president since June 1987. Mr. Goodrich was an executive vice president of G.I.C. Financial Services Corporation, a subsidiary of Guardian Industries Corporation of Chicago, Illinois, from December 1980 to September 1985.

Harold R. Somerset was elected to the Board of Directors of PLM International in July 1994. From February 1988 to December 1993, Mr. Somerset was President and Chief Executive Officer of California & Hawaiian Sugar Corporation (C&H Sugar), a recently acquired subsidiary of Alexander & Baldwin, Inc. Mr. Somerset joined C&H Sugar in 1984 as Executive Vice President and Chief Operating Officer, having served on its Board of Directors since 1978, a position in which he continues to serve. Between 1972 and 1984, Mr. Somerset served in various capacities with Alexander & Baldwin, Inc., a publicly held land and agriculture company headquartered in Honolulu, Hawaii, including Executive Vice President of Agriculture and Vice President, General Counsel, and Secretary. In addition to a law degree from Harvard Law School, Mr. Somerset also holds degrees in civil engineering from the Rensselaer Polytechnic Institute and in marine engineering from the U.S. Naval Academy. Mr. Somerset also serves on the boards of directors for various other companies and organizations, including Longs Drug Stores, Inc., a publicly held company.

Robert L. Witt was elected to the Board of Directors in June 1997. Since 1993, Mr. Witt has been a principal with WWS Associates, a consulting and investment group specializing in start-up situations and private organizations about to go public. Prior to that, he was Chief Executive Officer and Chairman of the Board of Hexcel Corporation, an international advanced materials company with sales primarily in the aerospace, transportation, and general industrial markets. Mr. Witt also serves on the boards of directors for various other companies and organizations.

J. Michael Allgood was appointed Vice President and Chief Financial Officer of PLM International in October 1992 and Vice President and Chief Financial Officer of PLM Financial Services, Inc. in December 1992. Between July 1991 and October 1992, Mr. Allgood was a consultant to various private and public-sector companies and institutions specializing in financial operations systems development. In October 1987, Mr. Allgood co-founded Electra Aviation Limited and its holding company, Aviation Holdings Plc of London, where he served as Chief Financial Officer until July 1991. Between June 1981 and October 1987, Mr. Allgood served as a first vice president with American Express Bank Ltd. In February 1978, Mr. Allgood founded and until June 1981 served as a director of Trade Projects International/Philadelphia Overseas Finance Company, a joint venture with Philadelphia National Bank. From March 1975 to February 1978, Mr. Allgood served in various capacities with Citibank, N.A.

Stephen M. Bess was appointed Director of PLM Financial Services, Inc. in July 1997. Mr. Bess was appointed President of PLM Securities Corporation in June 1996 and President of PLM Investment Management, Inc. in August 1989, having served as Senior Vice President of PLM Investment Management, Inc. beginning in February 1984 and as Corporate Controller of PLM Financial Services, Inc. beginning in October 1983. Mr. Bess served as Corporate Controller of PLM, Inc. beginning in December 1982. Mr. Bess was Vice President-Controller of Trans Ocean Leasing Corporation, a container leasing company, from November 1978 to November 1982, and Group Finance Manager with the Field Operations Group of Memorex Corporation, a manufacturer of computer peripheral equipment, from October 1975 to November 1978.


Richard K Brock was appointed Vice President and Corporate Controller of PLM International and PLM Financial Services, Inc. in June 1997, having served as an accounting manager beginning in September 1991 and as Director of Planning and General Accounting beginning in February 1994. Mr. Brock was a division controller of Learning Tree International, a technical education company, from February 1988 through July 1991.

Frank Diodati was appointed President of PLM Railcar Management Services Canada Limited in 1986. Previously, Mr. Diodati was Manager of Marketing and Sales for G.E. Railcar Services Canada Limited.

Steven O. Layne was appointed Vice President of PLM Transportation Equipment Corporation's Air Group in November 1992, and was appointed Vice President and Director of PLM Worldwide Management Services Limited in September 1995. Mr. Layne was its Vice President, Commuter and Corporate Aircraft beginning in July 1990. Prior to joining PLM, Mr. Layne was Director of Commercial Marketing for Bromon Aircraft Corporation, a joint venture of General Electric Corporation and the Government Development Bank of Puerto Rico. Mr. Layne is a major in the United States Air Force Reserves and a senior pilot with 13 years of accumulated service.

Susan C. Santo became Vice President, Secretary, and General Counsel of PLM International and PLM Financial Services, Inc. in November 1997. She has worked as an attorney for PLM International since 1990 and served as its Senior Attorney since 1994. Previously, Ms. Santo was engaged in the private practice of law in San Francisco. Ms. Santo received her J.D. from the University of California, Hastings College of the Law.

Thomas L.  Wilmore was  appointed  Vice  President,  Rail of PLM  Transportation
Equipment Corporation in March 1994, and has served as Vice President of Marketing for PLM Railcar Management Services, Inc. since May 1988. Prior to joining PLM, Mr. Wilmore was Assistant Vice President and Regional Manager for MNC Leasing Corporation in Towson, Maryland from February 1987 to April 1988. From July 1985 to February 1987, he was President and co-owner of Guardian Industries Corporation, Chicago, and between December 1980 and July 1985, Mr. Wilmore was an executive vice president for its subsidiary, G.I.C. Financial Services Corporation. Mr. Wilmore also served as Vice President of Sales for Gould Financial Services, located in Rolling Meadows, Illinois, from June 1978 to December 1980.

The directors of PLM International, Inc., are elected for a three-year term, and the directors of PLM Financial Services, Inc. are elected for a one-year term or until their successors are elected and qualified. No family relationships exist between any director or executive officer of PLM Financial Services, Inc.

ITEM 11.          EXECUTIVE COMPENSATION

The Fund has no directors, officers, or employees. The Fund has no pension, profit sharing, retirement, or similar benefit plan in effect as of December 31, 1997.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (A)      Security Ownership of Certain Beneficial Owners

         The Manager is generally entitled to a 1% interest in profits and losses and a 15% interest in the Fund's cash distributions, subject to certain allocation provisions. After the investors receive cash equal to their original capital contribution, the Manager's interest in the distributions of the Fund will increase to 25%. As of December 31, 1997, no investor was known by the Manager to beneficially own more than 5% of the Units of the Fund.

     (B)      Security Ownership of Management

         Neither the Manager and its affiliates nor any executive officer or director of the Manager and its affiliates own any Units of the Fund as of December 31, 1997.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     (A)      Transactions with Management and Others

         During 1997, the Fund paid or accrued the following fees to FSI or its affiliates: management fees - $1.0 million. The Fund reimbursed FSI and/or its affiliates $0.9 million for administrative and data processing services performed on behalf of the Fund during 1997. The Fund paid Transportation Equipment Indemnity Fund Ltd. (TEI), a wholly owned, Bermuda-based subsidiary of PLM International, $24,000 for insurance coverages during 1997 substantially all of which was paid to third party reinsurance underwriters or placed in risk pools managed by TEI on behalf of affiliated programs and PLM International which provide threshold coverages on marine vessel loss of hire and hull and machinery damage. All pooling arrangement funds are either paid out to cover applicable losses or refunded pro rata by TEI.

         During 1997, the unconsolidated special-purpose entities paid or accrued the following fees to FSI or its affiliates (based on the Fund's proportional share of ownership): management fees - $0.4 million; and administrative and data processing services - $0.1million. The USPE's also paid TEI $10,000 for insurance coverages during 1997.

     (B)      Certain Business Relationships

     None.

     (C)      Indebtedness of Management

     None.

     (D)      Transactions With Promoters

     None.

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)      1.  Financial Statements

              The financial statements listed in the accompanying Index to Financial Statements are filed as part of this Annual Report on Form 10-K.

     (b)    Reports on Form 8-K

              None.

     (c)    Exhibits

     4. Limited Partnership Agreement of Partnership, incorporated by reference to the Partnership's Registration Statement on Form S-1 (Reg. No. 33-55796) which became effective with the Securities and Exchange Commission on May 25, 1993.

     10.1 Management Agreement between Fund and PLM Investment Management, Inc., incorporated by reference to the Fund's Registration Statement on Form S-1 (Reg. No. 33-55796) which became effective with the Securities and Exchange Commission on May 25, 1993.

     10.2 $25.0 Million Note Agreement, dated as of December 30, 1996.

     10.3 Third Amended and Restated Warehousing Credit Agreement, dated as of December 2, 1997, with First Union National Bank of North Carolina and others

     24.  Powers of Attorney.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Fund has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Fund has no directors or officers. The Manager has signed on behalf of the Fund by duly authorized officers.


                                   PROFESSIONAL LEASE MANAGEMENT INCOME
Date:  March 24, 1998              FUND I

                                   By:      PLM Financial Services, Inc.
                                            Manager



                                   By:      /s/ Douglas P. Goodrich
                                            -------------------------
                                            Douglas P. Goodrich
                                            President



                                   By:      /s/ Richard K Brock
                                            --------------------------
                                            Richard K Brock
                                            Vice President and
                                            Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following directors of the Fund's Manager on the dates indicated.


Name                           Capacity                           Date


*_________________________
  Robert N. Tidball            Director - FSI                  March 24, 1998


*_________________________
  Douglas P. Goodrich          Director - FSI                  March 24, 1998


*_________________________
  Steven M. Bess               Director - FSI                  March 24, 1998





* Susan C. Santo, by signing her name hereto, does sign this document on behalf of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.




/s/ Susan C. Santo
--------------------------------
Susan C. Santo
Attorney-in-Fact

                   PROFESSIONAL LEASE MANAGEMENT INCOME FUND I
                          (A Limited Liability Company)

                          INDEX TO FINANCIAL STATEMENTS

                                  (Item 14(a))


                                                                    Page

Report of Independent Auditors                                       26

Balance sheets as of December 31, 1997 and 1996                      27

Statements of operations for the years ended
     December 31, 1997, 1996 and 1995                                28

Statement of changes in members' equity for the years ended
     December 31, 1997, 1996, and 1995                               29

Statements of cash flows for the years ended December 31, 1997, 1996,
     and 1995                                                         30

Notes to financial statements                                    31 - 39


All other financial statement schedules have been omitted as the required information is not pertinent to the Registrant or is not material, or because the information required is included in the financial statements and notes thereto.

                                          REPORT OF INDEPENDENT AUDITORS


The Members
Professional Lease Management Income Fund I, L.L.C.:


We have audited the financial statements of Professional Lease Management Income Fund I, L.L.C. as listed in the accompanying index. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Professional Lease Management Income Fund I, L.L.C. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.


/S/ KPMG PEAT MARWICK LLP
-------------------------------------


SAN FRANCISCO, CALIFORNIA
March 12, 1998

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)
                                 BALANCE SHEETS
                                  December 31,
               (in thousands of dollars, except per unit amounts)



                                                                                      1997                   1996
                                                                               -----------------------------------------
Assets:

Equipment held for operating lease, at cost                                      $      79,132          $     70,333
  Less accumulated depreciation                                                        (26,749)              (12,189 )
                                                                               -----------------------------------------
    Net equipment                                                                       52,383                58,144

Cash and cash equivalents                                                               19,179                 1,692
Restricted cash                                                                             --                   223
Investment in unconsolidated special-purpose entities                                   26,252                25,349
Accounts receivable, less of allowance for doubtful accounts
  of $70 in 1997 and $36 in 1996                                                         2,026                 1,534
Deposit on equipment                                                                       920                    --
Prepaid expenses                                                                           341                   505
Debt placement fees, less accumulated amortization                                         160                    --
Organization and offering costs, less of accumulated amortization                          221                   308
                                                                               -----------------------------------------
Total assets                                                                     $     101,482          $     87,755
                                                                               =========================================

Liabilities and member's equity:

Liabilities:
Accounts payable and accrued expenses                                            $         594          $        430
Due to affiliates                                                                        2,005                   163
Lessee deposits and reserves for repairs                                                 1,409                   873
Note payable                                                                            25,000                    --
                                                                               -----------------------------------------
    Total liabilities                                                                   29,008                 1,466
                                                                               -----------------------------------------

Members' equity:

Class A members (4,999,581 Units at December 31, 1997 and
    1996)                                                                               72,298                86,024
Class B member                                                                             176                   265
                                                                               -----------------------------------------
    Total members' equity                                                               72,474                86,289
                                                                               -----------------------------------------
Total liabilities and members' equity                                            $     101,482          $     87,755
                                                                               =========================================




                       See accompanying notes to financial
                                  statements.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)
                            STATEMENTS OF OPERATIONS
                        For the Year Ended December 31,
         (in thousands of dollars, except weighted-average unit amounts




                                                                 1997                 1996                 1995
                                                          ------------------------------------------------------------
Revenues:

Lease revenue                                              $        17,358       $        9,939       $       3,992
Interest and other income                                              405                1,356                 133
Net gain on disposition of equipment                                 1,682                   --                  25
                                                          ------------------------------------------------------------
  Total revenues                                                    19,445               11,295               4,150
                                                          ------------------------------------------------------------

Expenses:

Depreciation and amortization                                       15,990                9,408               2,917
Repairs and maintenance                                              1,414                1,363                 571
Equipment operating expenses                                           813                  926                 479
Interest expense                                                     1,418                    9                 230
Insurance expense to affiliate                                          24                    7                   4
Other insurance expense                                                419                  180                  46
Management fees to affiliate                                           951                  585                 284
General and administrative expenses to affiliates                      893                  313                 118
Other general and administrative expenses                              845                  640                 188
                                                          ------------------------------------------------------------
  Total expenses                                                    22,767               13,431               4,837
                                                          ------------------------------------------------------------

Equity in net income (loss) of
  unconsolidated special-purpose entities                            1,270                 (256 )                69
                                                          ------------------------------------------------------------

Net loss                                                   $        (2,052)      $       (2,392 )     $        (618)
                                                          ============================================================

Members' share of net income (loss):

Class A members                                            $        (3,728)      $       (3,705 )     $        (612)
Class B member                                                       1,676                1,313                  (6)
                                                          --------------------------------------------------------------

Total                                                      $        (2,052)      $       (2,392 )     $        (618)
                                                          ============================================================

Net income (loss) per weighted-average
 Class A unit: (4,999,581 in 1997 and 1996,
  2,831,388 in 1995)                                       $         (0.75)      $          N/A       $         N/A
                                                          ============================================================

Cash distributions                                         $        11,763       $        9,832       $       1,303
                                                          ============================================================

Cash distribution per weighted-average
  Class A units                                            $          2.00       $          N/A       $         N/A
                                                          ============================================================





                       See accompanying notes to financial
                                  statements.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)

                   STATEMENT OF CHANGES IN MEMBERS' EQUITY For
                the Year Ended December 31, 1997, 1996, and 1995
                            (in thousands of dollars)





                                                           Class A              Class B               Total
                                                     -------------------------------------------------------------

Member's equity as of December 31, 1994                $           --        $          --        $          --

Members' capital contributions                                 56,628                9,536               66,164

Syndication costs                                                  --               (9,101)              (9,101 )

Net loss                                                         (612)                  (6)                (618 )

Cash distributions                                             (1,180)                (123)              (1,303 )
                                                     -------------------------------------------------------------

Members' equity as of December 31, 1995                        54,836                  306               55,142

Members' capital contributions                                 43,364                5,069               48,433

Syndication costs                                                  --               (5,062)              (5,062 )

Net income (loss)                                              (3,705)               1,313               (2,392 )

Cash distributions                                             (8,471)              (1,361)              (9,832 )
                                                     -------------------------------------------------------------

Members' equity as of December 31, 1996                        86,024                  265               86,289

Net income (loss)                                              (3,728)               1,676               (2,052 )

Cash distributions                                             (9,998)              (1,765)             (11,763 )
                                                     -------------------------------------------------------------

Members' equity as of December 31, 1997                $       72,298        $         176        $      72,474
                                                     =============================================================



                       See accompanying notes to financial
                                  statements.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)
                            STATEMENTS OF CASH FLOWS

                        For the Years Ended December 31,
                            (in thousands of dollars)


Operating activities:                                                       1997             1996             1995
                                                                      --------------------------------------------------
Net loss                                                                $    (2,052)     $    (2,392)     $      (618)
Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
  Depreciation and amortization                                              15,990            9,408            2,917
  Net gain on sale of equipment                                              (1,682)              --              (25)
  Equity in net (income) loss unconsolidated special
      purpose entities                                                       (1,270)             256              (69)
  Changes in operating assets and liabilities:
    Restricted cash                                                             223             (223)
    Accounts receivable, net                                                   (492)            (737)            (869)
    Prepaid expenses                                                            164              (89)            (417)
    Accounts payable and accrued expenses                                       164             (235)             664
    Due to affiliates                                                           106             (225)             387
    Lessee deposits and reserves for repairs                                    536              738              207
                                                                      --------------------------------------------------
          Net cash provided by operating activities                          11,687            6,501            2,177
                                                                      --------------------------------------------------

Investing activities:
Payments to affiliates for purchase of equipment                                 --               --          (29,707)
Payments for purchase of equipment                                          (19,344)         (34,193)          (6,464)
Deposit on equipment                                                           (920)              --               --
Investment in and equipment purchased and placed
      in unconsolidated special-purpose entities                             (5,783)         (16,067)         (14,677)
Distributions from unconsolidated special-purpose entities                    6,149            5,059              150
Proceeds from disposition of equipment                                       10,901               --               54
                                                                      --------------------------------------------------
      Net cash used in investing activities                                  (8,997)         (45,201)         (50,644)
                                                                      --------------------------------------------------

Financing activities:
Proceeds from note payable                                                   25,000               --            1,057
Proceeds from note payable - affiliates                                          --               --            3,956
Principal payments on notes payable                                              --               --           (1,057)
Principal payments on notes payable - affiliates                                 --               --           (3,956)
Increase due to affiliates                                                    1,736               --               --
Cash distributions to Class A members                                        (9,998)          (8,471)          (1,179)
Cash distributions to Class B member                                         (1,765)          (1,361)            (123)
Class A members capital contribution                                             --           43,364           56,628
Debt placement fees                                                            (176)              --               --
(Decrease) increase in subscriptions in escrow                                   --           (6,260)           6,260
Decrease (increase) in restricted cash from                                      --
      subscriptions in escrow, net                                               --            6,316           (6,315)
                                                                      --------------------------------------------------
      Net cash provided by financing activities                              14,797           33,588           55,271
                                                                      --------------------------------------------------

Net increase (decrease) in cash and cash equivalents                         17,487           (5,112)           6,804
Cash and cash equivalents at beginning of period                              1,692            6,804               --
Cash and cash equivalents at end of period                              $    19,179      $     1,692      $     6,804
                                                                      ==================================================

Supplemental information:
Cash items:
  Interest paid                                                         $     1,418      $         9      $       230
                                                                      ==================================================
Non cash items:
  Syndication and offering costs paid by Class B member                 $        --      $     5,069      $     9,536

                                                                      ==================================================

                       See accompanying notes to financial
                                  statements.

                   PROFESSIONAL LEASE MANAGEMENT INCOME FUND I
                         (A Limited Liability Company)
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1997

1.   Basis of Presentation

     Organization

     Professional Lease Management Income Fund I, L.L.C., a Delaware Limited Liability Company (Fund I or the Fund) was formed on August 22, 1994, to purchase, lease, charter, or otherwise invest in, a diversified portfolio of long-lived, low obsolescence capital equipment that is transportable by and among prospective users (the Equipment). The securities represent limited liability company interests (the Class A Units) which were offered to the public. The Fund's offering became effective on January 23, 1995. FSI is a wholly-owned subsidiary of PLM International, Inc (PLM). PLM Financial Services, Inc. (FSI). FSI is the Manager of the Fund and is the initial Class B member.

     On May 13, 1996, the Fund ceased its offering for Class A Units ($100.0 million). As of December 31, 1997, there were 4,999,581 Units outstanding.

     As of December 31, 1997, the Class B Member had capital contributions of $14.6 million representing the cash payments for organization and syndication costs. Syndication costs of $14.2 million are recorded as a reduction to Class B member's equity.

     The Manager controls and manages the affairs of the Fund. The Manager paid out of its own corporate funds (as a capital contribution to the Fund) all organization and syndication expenses incurred in connection with the offering; therefore, 100% of the net cash proceeds received by the Fund from the sale of Class A Units are initially being used to purchase Equipment and establish any required cash reserves. For its contribution, the Manager is generally entitled to a 1% interest in profits and losses and 15% interest in the Fund's cash distributions and earnings subject to certain allocation provisions. After the investors receive cash distributions equal to their original capital contributions the Manager's interest in the cash distributions of the Fund will increase to 25%.

     Between the eighth and tenth years of operations of the Fund, the Manager intends to begin the liquidation of the Fund in an orderly fashion, unless the Fund is terminated earlier upon sale of all of the equipment or by certain other events. However, under certain circumstances, the term of the Fund may be extended. In no event will the Fund extend beyond December 31, 2010.

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

     Operations

     The equipment of the Fund is being managed, under a management agreement, by PLM Investment Management, Inc. (IMI), a wholly-owned subsidiary of the Manager. IMI receives a monthly management fee from the Fund for managing the equipment (See Note 2). The Manager is also the General Partner in a series of programs that own and lease transportation and related equipment.

                   PROFESSIONAL LEASE MANAGEMENT INCOME FUND I
                         (A Limited Liability Company)
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1997

1.   Basis of Presentation (continued)

     Operations (continued)

     The   Manager,   in   conjunction   with  its   subsidiaries,   also  sells
     transportation equipment to these programs and manages transportation equipment under management agreements with the programs.

     Accounting for Leases

     The Fund's leasing operations generally consist of operating leases. Under the operating lease method of accounting, the leased asset is recorded at cost and depreciated over its estimated useful life. Rental payments are recorded as revenue over the lease term. Lease origination costs are capitalized and amortized over the term of the lease.

     Depreciation and Amortization

     Depreciation of equipment held for operating leases is computed on the double-declining balance method taking a full month's depreciation in the month of acquisition, based upon estimated useful lives of 12 years for trailers, mobile offshore drilling units, and marine vessels, 15 years for railcars, and 8 years, 6 years or 5 years for aircraft. Certain aircraft are depreciated under the double-declining balance depreciation method over the lease term. Regardless of depreciable life, the depreciation method is changed to straight line when annual depreciation expense using the straight line method exceeds that calculated by the double-declining balance method. Organization costs will be amortized over a 60 month period. Major expenditures which are expected to extend the useful lives or reduce future operating expenses of equipment are capitalized and amortized over the remaining estimated life of the equipment.

     Transportation Equipment

     In March 1995, the Financial Accounting Standards Board (FASB) issued statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121).. In accordance with SFAS 121, the Fund reviews the carrying value of its equipment at least annually in relation to expected future market conditions for the purpose of assessing the recoverability of the recorded amounts. If projected undiscounted cash flows (future lease revenue plus residual values) are less than the carrying value of the equipment, a loss on revaluation is recorded. There were no write-downs required during 1997 or 1996.

     Investments in Unconsolidated Special-Purpose Entities (USPEs)

     The Fund has interests in unconsolidated special-purpose entities (USPEs) which own transportation equipment. These interests are accounted for using the equity method.

     The Fund's equity interest in the net income of USPEs is reflected net of management fees paid or payable to IMI.

                   PROFESSIONAL LEASE MANAGEMENT INCOME FUND I
                         (A Limited Liability Company)
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1997

1.   Basis of Presentation (continued)

     Repairs and Maintenance

     Maintenance costs are usually the obligation of the lessee. If they are not covered by the lessee, they are charged against operations as incurred. To meet the maintenance obligations of certain aircraft airframes and engines, reserve accounts are prefunded by the lessee. Marine vessel drydocking is a periodic required maintenance process that generally occurs every five years. The drydock maintenance process generally lasts from 10 to 21 days. Estimated costs associated with marine vessel drydockings are accrued and charged to repair and maintenance expense ratably over the period prior to such drydocking because wear and tear occurs over that period. The reserve accounts are included in the balance sheet as lessee deposits and reserve for repairs.

     Net Income (Loss) and Distributions per Depositary Unit

     After giving effect to the special allocations set forth in Sections 3.08(b) and 3.17 of the Fund's operating agreement, net profits and net loss shall be allocated 1% to the Class B Members and 99% to the Class A Members. During 1997, the Manager received a special allocation of income of $1.8 million ($1.4 million in 1996).

     Cash distributions are recorded when paid and totaled $11.8 million, $9.8 million and $1.3 million for 1997, 1996, and 1995, respectively. Cash distributions to Class A Unitholders in excess of net income are considered to represent a return of capital. Cash distributions to Class A Unitholders of $10.0 million, $8.5 million and $1.2 million in 1997, 1996 and 1995, respectively, were deemed to be a return of capital.

     Cash distributions related to the fourth quarter results of $0.6 million were paid or are payable during January 1998 to the Class A Unitholders of record as of December 31, 1997, for unitholders who elected for monthly distributions. Quarterly cash distributions of approximately $1.7 million were declared on January 22, 1998 and were paid on February 15, 1998 to Class A unitholders who elected quarterly distributions.

     Cash and Cash Equivalents

     The Fund considers highly liquid investments that are readily convertible to known amounts of cash with original maturities of three months or less as cash equivalents.

     Restricted Cash

     There was no restricted cash at December 31, 1997. At December 31, 1996, restricted cash includes lessee security deposits.

2.             Manager and Transactions with Affiliates

     An officer of PLM Securities Corp. (PLMS), a wholly-owned subsidiary of the Manager, contributed the Fund's initial $100 of capital. Under the equipment management agreement, IMI, subject to certain reductions, is entitled to a monthly management fee attributable to either owned equipment or interests in equipment owned by the Unconsolidated Special Purpose Entities (USPE) equal to the lesser of (i) the fees which would be charged by an independent party for similar services for similar equipment or (ii) the sum of (A) for that Equipment for which IMI provides only Basic Equipment Management Services (a) 2% of the Gross Lease Revenues attributable to Equipment which is subject to Full Payout Net Leases, (b) 5% of the Gross Lease Revenues attributable to Equipment which is subject to Operating Leases, and (B) for that Equipment for which IMI provides supplemental Equipment Management Services, 7% of the Gross Lease Revenues attributable to such Equipment. Fund management fees of $0.2 million were payable at December 31, 1997 and 1996, respectively.

                   PROFESSIONAL LEASE MANAGEMENT INCOME FUND I
                         (A Limited Liability Company)
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1997

2.             Manager Transactions with Affiliates (continued)

     The Fund's proportional share of the USPE's management fees of $0.2 million, $24,000, and $0.1 million were payable as of December 31, 1997, 1996 and 1995, respectively. The Fund reimbursed FSI $0.9 million and $0.3 million for data processing expenses and administrative services performed on behalf of the Fund during 1997 and 1996, respectively. The Fund's proportional share of the USPE's administrative and data processing expenses was $0.1 million during 1997 and 1996. Transportation Equipment Corporation (TEC) will also be entitled to receive an equipment liquidation fee equal to the lesser of (i) 3% of the sales price of equipment sold on behalf of the Fund, or (ii) 50% of the "Competitive Equipment Sale Commission," as defined, if certain conditions are met. TEC is a wholly-owned subsidiary of the Manager. In certain circumstances, the Manager will be entitled to a monthly re-lease fee for re-leasing services following expiration of the initial lease, charter or other contract for certain equipment equal to the lesser of (a) the fees which would be charged by an independent third party for comparable services for comparable equipment or (b) 2% of Gross Lease Revenues derived from such re-lease. No re-lease fee, however, shall be payable if such fee would cause the combination of the equipment management fee paid to IMI (see Note
     1) or the re-lease fees to exceed 7% Gross Lease Revenues. The Fund paid $24,000 in 1997 to Transportation Equipment Indemnity Company Ltd. (TEI) which provides marine insurance coverage and other insurance brokerage services to the Fund. The Fund's proportional share of USPE's marine insurance coverage paid to TEI was $10,000 during 1997. TEI is an affiliate of the Manager. A substantial portion of these amounts was paid to third party reinsurance underwriters or placed in risk pools managed by TEI on behalf of affiliated partnerships and PLM International which provide threshold coverages on marine vessel loss of hire and hull and machinery damage. All pooling arrangement funds are either paid out to cover applicable losses or refunded pro rata by TEI.

     As of December 31, 1997, 33% of the Fund's trailer equipment was operated in rental yards owned and maintained by PLM Rental, Inc., the short-term trailer rental subsidiary of PLM International. Revenues collected under short-term rental agreements with the rental yards' customers are credited to the owners of the related equipment as received. Direct expenses assoicated with the equipment are charged directly to the Fund. An allocation of indirect expenses of the rental yard operations is charged to the Fund monthly.

     The Fund has interests in certain equipment for lease in conjunction with affiliated funds that are included in unconsolidated special-purpose entities. In 1997, this equipment included a 50% ownership in an entity that owns a marine vessel, a 61% ownership in a mobile offshore drilling unit, a 33% ownership in two trusts that own three commercial aircraft, two aircraft engines, a portfolio of aircraft rotables, a 25% ownership in a trust that owns four commercial aircraft, and a 17% interest in a trust that owns six commercial aircraft. As of December 31, 1997, the Fund committed to purchase a 50% interest in a trust that would own one MD DC9-82 stage III aircraft. This transaction was completed in January 1998.

     The balance due to affiliates as of December 31, 1997, included $0.2 million due to FSI and its affiliates for management fees and $1.8 million due to affiliated USPEs. In January 1998, $1.7 million was paid to the affiliates. The balance due to affiliates as of December 31, 1996, included $0.2 million due to FSI and its affiliates for management fees. There was no balance due to affiliated USPEs as of December 31, 1996.

                   PROFESSIONAL LEASE MANAGEMENT INCOME FUND I
                         (A Limited Liability Company)
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1997

3.   Equipment

     The components of equipment are as follows (in thousands of dollars):


                                                   1997                 1996
                                            ----------------------------------------

Aircraft                                      $       24,605      $        24,605
Marine vessels                                        20,756               12,257
Rail equipment                                        18,958               18,876
Trailers                                              14,813               14,595
                                            ------------------------------------------
                                                      79,132               70,333
Less accumulated depreciation                        (26,749 )            (12,189)
                                            ----------------------------------------
  Net equipment                               $       52,383      $        58,144
                                            ========================================


     Revenues are earned by placing the equipment under operating leases which are generally billed monthly or quarterly. One of the Fund's marine vessels is leased to an operator of utilization-type leasing pools which include equipment owned by unaffiliated parties. In such instances, revenues received by the Fund consist of a specified percentage of revenues generated by leasing the equipment in the pool to sublessees, after deducting certain direct operating expenses of the pooled equipment. Rents for railcars are based on mileage traveled or a fixed rate; rents for all other equipment are based on fixed rates.

     During the year ended December 31, 1997, the Fund purchased a marine vessel, a mobile offshore drilling unit and 25 trailers for $19.3 million. During the year ended December 31, 1996, the Fund purchased four 737-200A Stage II commercial aircraft, 181 refrigerated trailers and 113 railcars for $34.2 million.

     In 1997, the Fund signed a memorandum of agreement to purchase a marine vessel for $9.2 million. The purchase of this vessel is expected to be completed in March of 1998.

     As of December 31, 1997, all equipment in the Fund portfolio was either on lease or operating in PLM-affiliate short-term trailer rental facilities except for one railcar with a carrying value of $22,000. As of December 31, 1996, all equipment in the Fund portfolio was either on lease or operating in PLM-affiliated short-term trailer rental facilities except for 14 railcars with a carrying value of $0.3 million.

     All leases are being accounted for as operating leases. Future minimum rents under noncancelable leases at December 31, 1997 during each of the next five years are approximately $16.7 million - 1998; $13.8 million - 1999; $8.5 million - 2000; $6.6 million - 2001; and $0.6 million - 2002 and
     $0.2 million thereafter.

     Periodically, PLM will purchase groups of assets whose ownership may be allocated among affiliated programs and PLM. Generally in these cases, only assets that are on lease will be purchased by the affiliated programs. PLM will generally assume the ownership and remarketing risks associated with off-lease equipment. Allocation of the purchase price will be determined by a combination of third party industry sources, and recent transactions or published fair market value references. During 1996, PLM realized $0.7 million of gains on the sale of 69 off-lease railcars purchased by PLM as part of a group of assets in 1994 which had been allocated to PLM Equipment Growth Funds IV, VI, VII, Professional Lease Management Income Fund I,
     L.L.C. and PLM. These assets were included in assets held for sale at December 31, 1995. During 1995, PLM realized $1.3 million in gains on sales of railcars and aircraft purchased by PLM in 1994 and 1995 as part of a group of assets which had been allocated to EGFs IV, V, VI, VII, Fund I, and PLM.

     The  Fund   owns   certain   equipment   which  is  leased   and   operated
     internationally. A limited number of the Fund's transactions are denominated in a foreign currency. Gains or losses resulting from foreign currency transactions are included in the results of operations and are not material.

                   PROFESSIONAL LEASE MANAGEMENT INCOME FUND I
                         (A Limited Liability Company)
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1997

3.       Equipment (continued)

The Fund leases its aircraft, railcars and trailers to lessees domiciled in four geographic regions: United States, Canada, Europe, and South America. The vessels are leased to multiple lessees in different regions who operate the vessels worldwide. The tables below set forth geographic information about the Fund's equipment and the Fund's proportional interest in equipment owned by special-purpose entities. The Fund accounts for proportional interest in equipment using the equity method. The geographic information is grouped by domicile of the lessee as of and for the year ended December 31, 1997, 1996, and 1995 (in thousands of dollars):


                               Owned Equipment                           Investments in USPEs

Region                1997             1996            1995            1997            1996            1995
                 ---------------------------------------------------------------------------------------------
-------------------
Lease revenue:
  Various          $    5,274       $   2,669       $   1,493      $    3,215       $     926       $      --
  United States         6,296           4,573           2,082              --              --              --
  Canada                1,731           1,731             417           2,439           2,110              78
  Europe                   --              --              --           3,530           3,530           1,177
  South America         4,057             966              --              --              --              --
                 --------------------------------------------------------------------------------------------
Total revenues     $   17,358       $   9,939       $   3,992      $    9,184       $   6,566       $   1,255
                 =============================================================================================


     The following table sets forth Identifiable income (loss) information by region (in thousands of dollars) :


                                   Owned Equipment                           Investments in USPEs

Region                    1997           1996            1995            1997            1996            1995
                     ---------------------------------------------------------------------------------------------
-----------------------
Income (loss):
  Various              $   1,387      $    (774 )     $    (443 )     $    (525 )     $    (516)      $      --
  United States              214           (201 )           197              --              --              --
  Canada                     (28)           128              (3 )           142            (896)            (41)
  Europe                      --             --              --           1,653           1,156             110
  South America           (2,446)        (1,918 )            --              --              --              --
Total identifiable
    income (loss)           (873)        (2,765 )          (249 )         1,270            (256)             69
  Administrative
    and other             (2,449)           629            (439 )            --              --              --
Total net income
    (loss)             $  (3,322)     $  (2,136 )     $    (688 )     $   1,270       $    (256)      $      69
                     =============================================================================================


     The net book value of owned assets and the net investment in the unconsolidated special-purpose entities at December 31, 1997, 1996 and 1995 are as follows (in thousands of dollars):


                                   Owned Equipment                             Investments in USPEs

Region                    1997            1996             1995            1997             1996            1995
----------------------------------------------------------------------------------------------------------------------
Net book value:
  Various              $  15,358       $    9,221       $  11,065       $   12,452       $   9,917       $      378
  United States           24,901           26,401          16,365               --              --               --
  Canada                   2,102            4,664           5,840            4,614           6,665            4,109
  Europe                      --               --              --            5,180           8,767           10,109
  South America           10,022           17,858              --            4,006              --               --
Total net book
  value                $  52,383       $   58,144       $  33,270       $   26,252       $  25,349       $   14,596
                     =================================================================================================


                   PROFESSIONAL LEASE MANAGEMENT INCOME FUND I
                         (A Limited Liability Company)
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1997

3.   Equipment (continued)

     For 1997, 1996 and 1995, one lessee, Air Portugal, accounted for more than 10% of the Fund's revenues. The total amount of revenue accounted for by this lessee was $3.5 million or 13% of total revenues in 1997, $3.5 million or 21% of total revenues in 1996, and $1.2 million or 22% of total revenues in 1995.

4.   Investments in Unconsolidated Special Purpose Entities

     During 1997, the Fund purchased an additional 26% interest in a drilling marine vessel for $5.1 million bringing its ownership interest in this entity to 61%. In addition in December 1997 the Fund made a deposit of $0.7 million for a 50% interest in a trust that will own one MD DC9-82 stage III aircraft. This aircraft was acquired in January 1998. During 1996, the Fund purchased a 25% interest in a trust which owns four Boeing 737-200 aircraft for $5.6 million, and a 50% interest in an entity which owns a marine vessel for $3.4 million (a deposit of $0.4 million was lodged in December of 1995) and a 35% interest in an entity which owns a drilling marine vessel for $7.0 million. The remaining interests are owned by affiliated partnerships.

     The Fund accounts for investments in USPEs using the equity method.

     The net investments in USPEs include the following jointly-owned equipment (and related assets and liabilities) (in thousands of dollars):


                                                                         December 31,

                                                                      1997             1996
                                                                 -------------------------------

       61%        Drilling marine vessel                          $    9,766       $    6,906
       33%        Two trusts consisting of:
                    Three 737-200A Stage II
                       commercial aircraft
                    Two stage II JT8D aircraft engines
                    Portfolio of rotable components                    7,788            8,767
       25%        Trust consisting of four 737-200A
                    stage II commercial aircraft                       3,163            3,982
       50%        Cargo marine vessel                                  2,638            3,010
       17%        Trust consisting of six 737-200A
                    stage II commercial aircraft (see
                    note below)                                        2,215            2,684
       50%        Trust committed to purchase one
                   MD DC9-82 Stage III commercial aircraft               682               --
       14%        Trust consisting of seven 737-200A
                    Stage II commercial aircraft (see
                    note below)                                           --               --
                                                                 -------------------------------
                  Total investments                                $  26,252       $   25,349
                                                                 ===============================


     The Fund has beneficial interest in two USPEs that own multiple aircraft (the Trusts). These Trusts contain provisions, under certain circumstances, for allocating specific aircraft to the beneficial owners. During September 1996, PLM Equipment Growth Fund V, an affiliated partnership which also has a beneficial interest in one of the Trusts, renegotiated its senior loan agreement and was required, for loan collateral purposes, to withdraw the aircraft designated to it from the Trust. The result was to restate the percentage ownership of the remaining beneficial

                   PROFESSIONAL LEASE MANAGEMENT INCOME FUND I
                         (A Limited Liability Company)
                         NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997

Investments in Unconsolidated Special Purpose Entities (continued)

     owners of the Trusts beginning September 30, 1996. This change had no effect on the income or loss recognized in the year ended December 31, 1996 or 1997.

     The following summarizes the financial information for the special-purpose entities and the Fund's interests therein as of and for the years ended December 31, 1997, 1996 and 1995 (in thousands of dollars):


                                      Total USPE                            Net Interest of Fund

                          1997            1996             1995         1997            1996             1995
                     -----------------------------------------------------------------------------------------------

Net assets             $  77,397       $   80,846       $  59,389   $   26,252       $   25,349       $  14,596
Revenues                  27,758           24,676           4,777        9,184            6,566           1,255
Net Income (loss)         10,649           (3,071)         (1,021 )      1,270             (256)             69


5.   Notes Payable

     In December  1996,  the Fund  entered  into an  agreement  to issue a $25.0 million long-term note to one institutional investor. The note bears interest at a fixed rate of 7.33% per annum and has a final maturity in 2006. Interest on the note is payable semi-annually. The note will be repaid in five principal payments of $3.0 million on December 31, 2000, 2001, 2002, 2003, and 2004 and two principal payments of $5.0 million on December 31, 2005, and 2006. The agreement requires the Fund to maintain certain financial covenants related to fixed-charge coverage The loan was funded in March 1997. Proceeds from the sale of the note were used to fund additional equipment acquisitions and interests in unconsolidated special purpose entities in 1997. The Manager estimates, based on recent transactions, that the fair value of the $25.0 million fixed-rate note is $24.8 million.

     The Manager has entered into a joint $50.0 million credit facility (the "Committed Bridge Facility") on behalf of the Manager, PLM Equipment Growth Fund V, PLM Equipment Growth Fund VI, and PLM Equipment Growth & Income Fund VII (all affiliated investment programs), TEC Acquisub, Inc. (TECAI), an indirect wholly-owned subsidiary of the General Partner, and American Finance Group, Inc. (AFG), a subsidiary of PLM, which may be used to provide interim financing of up to (i) 70% of the aggregate book value or 50% of the aggregate net fair market value of eligible equipment owned by the Partnership , plus (ii) 50% of unrestricted cash held by the borrower. The Committed Bridge Facility became available to the Fund on May 8, 1995, and was amended and restated on December 2, 1997, to expire on November 2, 1998. The Partnership, TECAI, Fund I, and the other partnerships collectively  may  borrow  up to  $35.0  million  of the  Committed  Bridge
     Facility. AFG may borrow up to to $50.0 million of the Committed Bridge Facility. The Committed Bridge Facility also provides for a $5.0 million Letter of Credit Facility for the eligible borrowers. Outstanding borrowings by Fund I, TECAI, AFG, or PLM Equipment Growth Funds V through VII reduce the amount available to each other under the Committed Bridge Facility. Individual borrowings for the Partnership may be outstanding for no more than 179 days, with all advances due no later than November 2, 1998. The Committed Bridge Facility prohibits the Partnership from incurring any additional indebtedness. Interest accrues at either the prime rate or adjusted LIBOR plus 1.625% at the borrowers option, and is set at the time of an advance of funds. Borrowings by the Partnership are guaranteed by the General Partner. As of December 31, 1997, AFG had $23.0 million in outstanding borrowings. No other eligible borrower had any outstanding borrowings. The Manager believes it will renew the Committed Bridge Facility upon its expiration with similar terms as those in the current Committed Bridge Facility.

6.   Income Taxes

     The Fund is not subject to income taxes as any income or loss is included in the tax returns of the individual members. Accordingly, no provision for income taxes has been made in the financial statements of the Fund.

                   PROFESSIONAL LEASE MANAGEMENT INCOME FUND I
                         (A Limited Liability Company)
                         NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997

6.   Income Taxes (continued)

     As of December 31, 1997, there were temporary differences of approximately $13.2 million between the financial statement carrying values of certain assets and liabilities and the income tax basis of such assets and liabilities, primarily due to differences in depreciation methods and equipment reserves.

7.   Subsequent Events

     In January 1998, the Fund paid $6.8 million to complete its purchase of a 50% interest in an entity which owns a MD DC9-82 stage III aircraft. The Fund made a deposit of $0.7 million in 1997 on this investment.












                      (This space intentionally left blank)

                  PROFESSIONAL LEASE MANAGEMENT INCOME FUND I

                                INDEX OF EXHIBITS


    Exhibit                                                             Page

    4.     Operating Agreement of Partnership.                             *

   10.1    Management Agreement between Fund and                           *
           PLM Investment Management, Inc.

   10.2    $25.0 Million Note Agreement, dated as of December 30, 1996.    *

   10.3    Third Amended and restated Warehousing Credit Agreement,
           dated as of December 2, 1997, with First Union National
           Bank of North Carolina and others                           41-120

   24.     Powers of Attorney.                                        121-123


--------
* Incorporated by reference.  See page 23 of this report.