Form 10-Q
period 1998-03-31
PROFESSIONAL LEASE MANAGEMENT INCOME FUND I LLC
filed 1998-05-14
CIK 928956

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------
                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal quarter ended March 31, 1998

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



       Registrant's telephone number, including area code: (415) 974-1399
                             -----------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)

                                 BALANCE SHEETS
                 (in thousands of dollars, except unit amounts)



                                                                              March 31,          December 31,
                                                                                 1998                 1997
                                                                          ----------------------------------------
Assets:

Equipment held for operating leases, at cost                                 $    90,457           $   79,132
Less accumulated depreciation                                                    (29,691)             (26,749)
                                                                          ----------------------------------------
    Net equipment                                                                 60,766               52,383

Cash and cash equivalents                                                         10,825               19,179
Investment in unconsolidated special-purpose entities                             25,829               26,252
Accounts receivable, less allowance for doubtful accounts
      of $46 in 1998 and $70 in 1997                                               1,657                2,026
Deposit on equipment                                                                  --                  920
Prepaid expenses                                                                     296                  341
Deferred charges, less accumulated amortization
      of $265 in 1998 and $238 in 1997                                               354                  381
                                                                          ----------------------------------------

      Total assets                                                           $    99,727           $  101,482
                                                                          ========================================

Liabilities and members' equity:

Liabilities:
Accounts payable and accrued expenses                                        $       925           $      594
Due to affiliates                                                                    184                2,005
Lessee deposits and reserves for repairs                                           1,691                1,409
Note payable                                                                      25,000               25,000
                                                                          ----------------------------------------
    Total liabilities                                                             27,800               29,008
                                                                          ----------------------------------------

Members' equity:
Class A members (4,999,581 units as of March 31, 1998
      and December 31, 1997)                                                      71,814               72,298
Class B member                                                                       113                  176
                                                                          ----------------------------------------
    Total members' equity                                                         71,927               72,474
                                                                          ----------------------------------------

       Total liabilities and members' equity                                 $    99,727           $  101,482
                                                                          ========================================













                       See accompanying notes to financial
                                  statements.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)

                            STATEMENTS OF OPERATIONS
                      For the Three Months Ended March 31,
         (in thousands of dollars, except weighted-average unit amounts)




                                                         1998            1997
                                                    -------------------------------
Revenues

Lease revenue                                         $   4,294       $   3,517
Interest and other income                                   197              48
Net gain on disposition of equipment                         28               4
                                                    -------------------------------
    Total revenues                                        4,519           3,569
                                                    -------------------------------

Expenses

Depreciation and amortization                             2,982           3,577
Repairs and maintenance                                     265             269
Equipment operating expenses                                238             242
Interest expense                                            458              46
Insurance expense to affiliate                               (3 )             7
Other insurance expense                                      50              53
Management fees to affiliate                                237             233
General and administrative expenses
      to affiliates                                         194             353
Other general and administrative expenses                   161             122
                                                    -------------------------------
    Total expenses                                        4,582           4,902
                                                    -------------------------------

Equity in net income of unconsolidated
      special-purpose entities                            2,457             137
                                                    -------------------------------

      Net income (loss)                               $   2,394       $  (1,196 )
                                                    ===============================

Members' share of net income (loss)

Class A members                                       $   2,016       $  (1,599 )
Class B member                                              378             403
                                                    -------------------------------

       Total                                          $   2,394       $  (1,196 )
                                                    ===============================

Net income (loss) per weighted-average
      Class A unit (4,999,581 units as of
      March 31, 1998 and 1997)                        $    0.40       $   (0.32 )
                                                    ===============================

Cash distributions                                    $   2,941       $   2,941
                                                    ===============================
Cash distributions per weighted-average
      Class A units                                   $    0.50       $    0.50
                                                    ===============================





                       See accompanying notes to financial
                                  statements.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)

                  STATEMENTS OF CHANGES IN MEMBERS' EQUITY For
               the period from December 31, 1996 to March 31, 1998
                            (in thousands of dollars)




                                                           Class A              Class B               Total
                                                     -------------------------------------------------------------

Members' equity as of December 31, 1996                $       86,024        $         265        $      86,289

Net income (loss)                                              (3,728)               1,676               (2,052 )

Cash distributions                                             (9,998)              (1,765)             (11,763 )
                                                     -------------------------------------------------------------

  Members' equity as of December 31, 1997                      72,298                  176               72,474

Net income                                                      2,016                  378                2,394

Cash distributions                                             (2,500)                (441)              (2,941 )
                                                     -------------------------------------------------------------

  Members' equity as of March 31, 1998                 $       71,814        $         113        $      71,927
                                                     =============================================================




























                       See accompanying notes to financial
                                  statements.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)

                            STATEMENTS OF CASH FLOWS
                      For the Three Months Ended March 31,
                            (in thousands of dollars)




                                                                      1998                  1997
                                                              -------------------------------------------
Operating activities
Net income (loss)                                               $         2,394       $        (1,196)
Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
  Depreciation and amortization                                           2,982                 3,577
  Net gain on disposition of equipment                                      (28)                   (4)
  Equity in net income of unconsolidated
        special-purpose entities                                         (2,457)                 (137)
  Changes in operating assets and liabilities:
    Accounts receivable, net                                                421                  (292)
    Prepaid expenses                                                         45                   128

    Accounts payable and accrued expenses                                   331                   196

    Due to affiliates                                                       (28)                   60
    Lessee deposits and reserves for repairs                                282                   285
                                                              -------------------------------------------
        Net cash provided by operating activities                         3,942                 2,617
                                                              -------------------------------------------

Investing activities
Payments for purchase of equipment and capital
      improvements                                                      (10,442)              (10,530)
Investment in and equipment purchased and placed
      in unconsolidated special-purpose entities                         (6,143)               (5,100)
Liquidation distributions from unconsolidated
      special-purpose entities                                            4,707                    --
Proceeds from disposition of equipment                                       --                    26
Distributions from unconsolidated special-purpose
      entities                                                            4,316                 3,260
                                                              -------------------------------------------
      Net cash used in investing activities                              (7,562)              (12,344)
                                                              -------------------------------------------

Financing activities
Proceeds from note payable                                                   --                25,000
Payment due to affiliates                                                (1,793)                   --
Cash distributions to Class A members                                    (2,500)               (2,500)
Cash distributions to Class B Member                                       (441)                 (441)
Payments of debt placement fees                                              --                  (177)
                                                              -------------------------------------------
      Net cash (used in) provided by financing activities                (4,734)               21,882
                                                              -------------------------------------------

Net (decrease) increase in cash and cash equivalents                     (8,354)               12,155
Cash and cash equivalents at beginning of period                         19,179                 1,692
                                                              -------------------------------------------
Cash and cash equivalents at end of period                      $        10,825       $        13,847
                                                              ===========================================

Supplemental information
Interest paid                                                   $            --       $            --
                                                              ===========================================
Sale proceeds included in accounts receivable                   $            52       $            --
                                                              ===========================================

See accompanying notes to financial statements.


               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1998


1.   Opinion of Management

     In the opinion of the management of PLM Financial Services, Inc. (the Manager), the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of Professional Lease Management Income Fund I, L.L.C. (Fund I or the Company) as of March 31, 1998 and December 31, 1997, the statements of operations for the three months ended March 31, 1998 and 1997, the statements of changes in members' equity for the period from December 31, 1996 to March 31, 1998, and the statements of cash flows for the three months ended March 31, 1998 and 1997. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, on file with the Securities and Exchange Commission.

2.   Net Income (Loss) and Cash Distributions

     After giving effect to the special allocations set forth in Sections 3.08(b) and 3.17 of the Company's operating agreement, net profits and net loss are allocated 1% to the Class B member and 99% to the Class A members. During the three months ended March 31, 1998, the Manager received a special allocation of income of $0.4 million.

     Cash distributions are recorded when paid and totaled $2.9 million for the three months ended March 31, 1998 and 1997. Cash distributions to Class A unitholders in excess of net income are considered to represent a return of capital. Cash distributions to Class A unitholders of $0.5 million and $2.5 million for the three months ended March 31, 1998 and 1997, respectively, were deemed to be a return of capital. Cash distributions related to the results from the first quarter of 1998, of $1.7 million, were paid during the second quarter of 1998.

3.   Transactions with Manager and Affiliates

     Company management fees of $0.2 million were payable as of March 31, 1998 and December 31, 1997. The Company's proportional share of management fees affiliated with unconsolidated special- purpose entities (USPEs) of $44,000 and $24,000 were payable as of March 31, 1998 and December 31, 1997, respectively.

     The Company's proportional share of the affiliated expenses incurred by the USPEs during 1998 and 1997 is listed in the following table (in thousands of dollars):

                                                     For the Three Months
                                                       Ended March 31,

                                                     1998            1997
                                                -------------------------------

Management fees                                   $      87       $      85
Data processing and administrative
   Expenses                                              31              19
Insurance expense                                         1               4


     Transportation Equipment Indemnity Company, Ltd. (TEI), an affiliate of the Manager, provided certain marine insurance coverage for Company equipment and other insurance brokerage services during 1998 and 1997. TEI did not provide the same insurance coverage during 1998 as had been provided during 1997. These services were provided by an unaffiliated third party.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1998

4.   Equipment

     The components of equipment held for operating lease are as follows (in thousands of dollars):


                                               March 31,              December 31,
                                                  1998                     1997
                                           -------------------------------------------

Marine vessels                                $    29,957              $    20,756
Aircraft                                           25,783                   24,605
Rail equipment                                     19,919                   18,958
Trailers                                           14,798                   14,813
                                           -------------------------------------------
                                                   90,457                   79,132
Less accumulated depreciation                     (29,691)                 (26,749)
                                           -------------------------------------------
      Net equipment                           $    60,766              $    52,383
                                           ===========================================

     During the three months ended March 31, 1998, the Company purchased 39 railcars, a marine vessel (a deposit of $0.9 million was lodged in December of 1997 for the purchase of the marine vessel) and a hush kit for an aircraft for a total of $11.3 million. During the three months ended March 31, 1997, the Company purchased a mobile offshore drilling unit for $10.5 million.

     During the three months ended March 31, 1998, the Company sold a trailer and a railcar with a net book value of $24,000, for proceeds of $52,000. During the three months ended March 31, 1997, the Company sold trailers with a net book value of $22,000, for proceeds of $26,000.

     As of March 31, 1998, all equipment was either on lease or operating in PLM-affiliated short-term trailer rental facilities, except for one railcar with a carrying value of $15,000. As of December 31, 1997, all equipment was either on lease or operating in PLM-affiliated short-term trailer rental facilities, except for one railcar with a carrying value of $22,000.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1998

5.   Investments in Unconsolidated Special-Purpose Entities

     The net investments in unconsolidated special-purpose entities included the following jointly-owned equipment (and related assets and liabilities) (in thousands of dollars):


                                                                        March 31,              December 31,
   % Ownership    Equipment                                               1998                     1997
----------------------------------------------------------------------------------------------------------------

       61%        Mobile offshore drilling unit                     $         9,528          $         9,766
       50%        Trust consisting of MD DC9-82 stage III                     5,896                      682
                       commercial aircraft
       33%        Two trusts consisting of:
                    Three 737-200A Stage II
                       commercial aircraft
                    Two stage II JT8D aircraft engines
                    Portfolio of rotable components                           4,863                    7,788
       25%        Trust consisting of four 737-200A
                    stage II commercial aircraft                                 --                    3,163
       45%        Trust consisting of two 737-200A
                    stage II commercial aircraft                              2,979                       --
       50%        Cargo marine vessel                                         2,405                    2,638
       25%        Trust consisting of six 737-200A
                    stage II commercial aircraft                                158                    2,215
                    Total investments                               $        25,829          $        26,252
                                                                  ==============================================


     The Company has interests in two USPEs that own multiple aircraft (the Trusts). These Trusts contain provisions under certain circumstances for allocating specific aircraft to the beneficial owners. During the first quarter of 1998, PLM Equipment Growth Fund VI and PLM Equipment Growth & Income Fund VII each sold the interest in the aircraft designated to it. The result for the Company was to restate the ownership in this Trust from 25% to 45%. During the three months ended March 31, 1998, an affiliated program increased its investment in this Trust by funding a hushkit to a specific aircraft. This change has no effect on the income or loss recognized in the first quarter of 1998.

     For the second Trust, the Company and an affiliated program each sold the aircraft designated to it during the first quarter of 1998. This change had no effect on net income or loss in 1997 and in the first quarter of 1998. The Company's 25% interest in the Trust owning the commercial aircraft was sold for proceeds of $4.7 million.

     During the first quarter ended March 31, 1998, the Company purchased a 50% interest in an MD DC-9-82 Stage III commercial aircraft for $6.8 million (a deposit of $0.7 million was lodged in December of 1997).

6.   Subsequent Event

     On May 1, 1998, the Company purchased an interest in an trust owning an MD-82 commercial aircraft for $7.4 million, the remaining interest in this trust is an affiliated program.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)   RESULTS OF OPERATIONS

Comparison of the Company's Operating Results for the Three Months Ended March 31, 1998 and 1997

(A)       Owned Equipment Operations

Lease revenues less direct expenses on owned equipment (defined as repairs and maintenance, equipment operating expenses, and asset-specific insurance expenses) on owned equipment increased during the first quarter of 1998, compared to the same quarter of 1997. The following table presents lease revenues less direct expenses by owned equipment type (in thousands of dollars):


                                                                           For the Three Months
                                                                              Ended March 31,
                                                                          1998               1997
                                                                      -------------------------------

Aircraft                                                                $  1,252          $  1,252
Marine vessels                                                               973               215
Rail equipment                                                               871               700
Trailers                                                                     676               713
Mobile offshore drilling unit                                                 --                71


Aircraft: Aircraft lease revenues and direct expenses were $1.3 million and $13,000, respectively, for the first quarter of 1998, compared to $1.3 million and $0, respectively, during the same quarter of 1997. Aircraft contribution remained the same due to the relative stability of the aircraft fleet.

Marine vessels: Marine vessel lease revenues and direct expenses were $1.3 million and $0.3 million, respectively, for the first quarter of 1998, compared to $0.6 million and $0.4 million, respectively, during the same quarter of 1997. Marine vessel lease revenue increased due to the purchase of a marine vessel in the first quarter of 1998 and another vessel at the end of the second quarter of 1997. Direct expenses decreased in the first quarter of 1998 compared to the same period in 1997, due to lower marine operating expenses for a marine vessel.

Rail equipment: Railcar lease revenues and direct expenses were $1.0 million and $0.1 million, respectively, for the first quarter of 1998, compared to $0.8 million and $0.1 million, respectively, during the same quarter of 1997. Railcar contribution increased due to the purchase of 39 railcars in the first quarter of 1998.

Trailers: Trailer revenues and direct expenses were $0.8 million and $0.1 million, respectively, for the first quarter of 1998 and 1997. Trailer contribution remained approximately the same due to the relative stability of the trailer fleet.

Mobile offshore drilling unit (rig): Revenues and direct expenses were $0.1 million and $0, respectively, during the first quarter of 1997. This rig was sold in the fourth quarter of 1997 as part of the original purchase agreement that gave the charterers the option to purchase the rig. The Company did not own any rigs in the first quarter of 1998.

(B) Interest and Other Income

Interest and other income increased $0.1 million due to higher average cash balances in the first quarter of 1998, compared to the same period in 1997.

(C) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $4.0 million for the quarter ended March 31, 1998 decreased from $4.3 million for the same period in 1997. Significant variances are explained as follows:

     (1) A $0.6 million decrease in depreciation and amortization expenses from 1997 levels reflects the Company's double-declining balance depreciation method and the effect of the sale of the mobile offshore drilling unit at the end of 1997, which was partially offset by the purchase of equipment during 1997 and the first quarter of 1998.

     (2) A $0.1 million decrease in administrative expenses from 1997 levels resulted from decreased administrative costs associated with the short-term trailer rental facilities in the first quarter of 1998, compared to the same period in 1997.

     (3) A $0.4 million increase in interest expense was due to higher average outstanding borrowings in the first quarter of 1998 compared to the same period in 1997.

(D)  Net Gain on Disposition of Owned Equipment

Net gain on disposition of equipment for the first quarter of 1998 totaled $28,000 which resulted from the sale of a railcar and a trailer with a net book value of $24,000, for proceeds of $52,000. Net gain on disposition of equipment for the first quarter of 1997 totaled $4,000 which resulted from the sale of trailers with a net book value of $22,000, for proceeds of $26,000.

(E) Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method are presented as follows (in thousands of dollars).


                                                                           For the Three Months
                                                                              Ended March 31,
                                                                          1998               1997
                                                                      -------------------------------

Aircraft                                                                $  2,440          $    448
Mobile offshore drilling unit                                                143              (264 )
Marine vessel                                                               (126)              (47 )
       Equity in Net Income (Loss) of USPEs                             $  2,457          $    137
                                                                      ================================

Aircraft: As of March 31, 1998, the Company owned an interest in a trust that owns two commercial aircraft, an interest in a trust that owns a commercial aircraft, and an interest in two trusts that own three commercial aircraft, two aircraft engines, and a portfolio of aircraft rotables. As of March 31, 1997, the Company owned an interest in a trust that owns six commercial aircraft, an interest in another trust that owns four commercial aircraft, and an interest in two trusts that own three commercial aircraft, two aircraft engines, and a portfolio of aircraft rotables. During the first quarter of 1998, aircraft revenues were $1.3 million and the gain from the sale of the Company's interest in a trust that owned four commercial aircraft of $2.7 million was offset by expenses of $1.6 million. During the same period in 1997, revenues and expenses were $1.6 million and $1.2 million, respectively. Aircraft contribution increased due to the purchase of an interest in a trust that owns a commercial aircraft in the first quarter of 1998, which was partially offset by a decrease in contribution due to the sale of the Company's interest in a trust that owned four commercial aircraft in the first quarter of 1998.

Mobile offshore drilling unit: As of March 31, 1998 and 1997, the Company had an interest in an entity that owns a mobile offshore drilling unit (rig). Mobile offshore drilling unit revenues and expenses were $0.6 million and $0.4 million, respectively, for the first quarter of 1998, compared to $0.3 million and $0.6 million, respectively, during the same quarter of 1997. Rig contribution increased in the first quarter of 1998 compared to the same period in 1997 due to the increase of the Company's interest in this investment from 35% to 61% during the first quarter of 1997.

Marine vessel: As of March 31, 1998 and 1997, the Company had an interest in an entity that owns a marine vessel. Marine vessel revenues and expenses were $0.3 million and $0.4 million, respectively, for the first quarter of 1998, compared to $0.3 million and $0.3 million, respectively, during the same period in 1997. Expenses increased in the first quarter of 1998 compared to the same period in 1997, due to repairs needed on this marine vessel.

(F)       Net Income (Loss)

As a result of the foregoing, the Company had a net income of $2.4 million for the first quarter of 1998, compared to a net loss of $1.2 million during the same period of 1997. The Company's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Company's performance in the first quarter of 1998 is not necessarily indicative of future periods. In the first quarter of 1998, the Company distributed $2.5 million to Class A members, or $0.50 per weighted-average Class A unit.

(II)      FINANCIAL CONDITION -- CAPITAL RESOURCES AND LIQUIDITY

For the three months ended March 31, 1998, the Company generated sufficient operating cash (net cash provided by operating activities plus distributions from the unconsolidated special-purpose entities) to meet its operating obligations and pay distributions to Class A and Class B unitholders.

During the three months ended March 31, 1998, the Company purchased 39 railcars, a marine vessel (a deposit of $0.9 million was lodged in December of 1997 for the purchase of the marine vessel), and a hush kit for an aircraft for a total of $11.3 million.

The Manager has entered into a short-term joint $50.0 million credit facility. As of May 14, 1998, PLM Equipment Growth Fund V had $1.6 million in outstanding borrowings and American Finance Group, Inc., a wholly owned subsidiary of PLM International, Inc., had $37.6 million in outstanding borrowings. No other eligible borrower had any outstanding borrowings.

(III) YEAR 2000 COMPLIANCE

The Manager is currently addressing the year 2000 computer software issue and is creating a timetable for carrying out any program modifications that may be required. The Manager does not anticipate that the cost of those modifications allocable to the Company will be material.

(IV)  ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued two new statements: SFAS No. 130, "Reporting Comprehensive Income," which requires enterprises to report, by major component and in total, all changes in equity from nonowner sources; and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for a public company's operating segments and related disclosures about its products, services, geographic areas, and major customers. Both statements are effective for the Partnership's fiscal year ended December 31, 1998, with earlier application permitted. The effect of adoption of these statements will be limited to the form and content of the Partnership's disclosures and will not impact the Partnership's results of operations, cash flow, or financial position.

(V)       OUTLOOK FOR THE FUTURE

Several factors may affect the Company's operating performance in 1998 and beyond, including changes in the markets for the Company's equipment and changes in the regulatory environment in which the equipment operates.

The Company's operation of a diversified equipment portfolio in a broad base of markets is intended to reduce its exposure to volatility in individual equipment sectors.

The ability of the Company to realize acceptable lease rates on its equipment in the different equipment markets is contingent on many factors, such as specific market conditions and economic activity, technological obsolescence, and government or other regulations. The unpredictability of some of these factors, or of their occurrence, makes it difficult for the Manager to clearly define trends or influences that may impact the performance of the Company's equipment. The Manager continually monitors both the equipment markets and the performance of the Company's equipment in these markets. The Manager may decide to reduce the Company's exposure to equipment markets if it determines that it cannot operate equipment to achieve acceptable rates of return. Alternatively, the Manager may make a determination to enter equipment markets in which it perceives opportunities to profit from supply/demand instabilities or other market imperfections.

The Company intends to use excess cash flow, after payment of expenses, the maintenance of working capital reserves, and cash distributions, to acquire additional equipment during the first six years of the Company's operations. The Manager believes these acquisitions may cause the Company to generate additional earning and cash flow for the Company.

The Company relies on operating cash flow to meet its operating obligations, maintain working capital reserves, make cash distributions to Class A and B unitholders, and grow the Company's equipment portfolio through reinvestment of any remaining surplus cash available in additional equipment.

(VI)      FORWARD-LOOKING INFORMATION

Except for the historical information contained herein, the discussion in this Form 10-Q contains forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations, and intentions. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q. The Company's actual results could differ materially from those discussed here.





















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


                           PROFESSIONAL LEASE MANAGEMENT
                           INCOME FUND I, L.L.C.
                           By: PLM Financial Services, Inc.
                               Manager




Date: May 14, 1998         By: /s/ Richard K Brock
                               ---------------------
                               Richard K Brock
                               Vice President and
                               Corporate Controller