Form 10-Q
period 1998-06-30
PROFESSIONAL LEASE MANAGEMENT INCOME FUND I LLC
filed 1998-08-04
CIK 928956

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------
                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the fiscal quarter ended June 30, 1998

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

                                 BALANCE SHEETS
                 (in thousands of dollars, except unit amounts)



                                                                               June 30,          December 31,
                                                                                 1998                 1997
                                                                          ----------------------------------------
Assets

Equipment held for operating lease, at cost                                  $    99,783           $   79,132
Less accumulated depreciation                                                    (30,472)             (26,749)
                                                                          ----------------------------------------
    Net equipment                                                                 69,311               52,383

Cash and cash equivalents                                                          2,334               19,179
Investment in unconsolidated special-purpose entities                             28,537               26,252
Accounts receivable, less allowance for doubtful accounts
      of $75 in 1998 and $70 in 1997                                               1,494                2,026
Deposit on equipment                                                                  --                  920
Prepaid expenses                                                                     379                  341
Deferred charges, less accumulated amortization
      of $291 in 1998 and $238 in 1997                                               328                  381
                                                                          ----------------------------------------

      Total assets                                                           $   102,383           $  101,482
                                                                          ========================================

Liabilities and members' equity

Liabilities:
Accounts payable and accrued expenses                                        $       741           $      594
Due to affiliates                                                                    234                2,005
Lessee deposits and reserves for repairs                                           2,206                1,409
Note payable                                                                      25,000               25,000
                                                                          ----------------------------------------
    Total liabilities                                                             28,181               29,008
                                                                          ----------------------------------------

Members' equity:
Class A members (4,999,581 units as of June 30, 1998
      and December 31, 1997)                                                      74,078               72,298
Class B member                                                                       124                  176
                                                                          ----------------------------------------
    Total members' equity                                                         74,202               72,474
                                                                          ----------------------------------------

       Total liabilities and members' equity                                 $   102,383           $  101,482
                                                                          ========================================













                       See accompanying notes to financial
                                  statements.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)

                            STATEMENTS OF OPERATIONS
         (in thousands of dollars, except weighted-average unit amounts)


                                                        For the Three Months                For the Six Months
                                                           Ended June 30,                        June 30,

                                                         1998            1997                1998             1997
                                                    -------------------------------------------------------------------
Revenues

Lease revenue                                         $   5,006       $   4,108           $    9,300       $   7,625
Interest and other income                                    92             167                  289             215
Net gain on disposition of equipment                      2,713              --                2,741               4
                                                    -------------------------------------------------------------------
    Total revenues                                        7,811           4,275               12,330           7,844
                                                    -------------------------------------------------------------------

Expenses

Depreciation and amortization                             3,424           4,025                6,406           7,602
Repairs and maintenance                                     508             290                  773             559
Equipment operating expenses                                351             233                  589             475
Interest expense                                            458             459                  916             505
Insurance expense to affiliate                               22               2                   19               9
Other insurance expense                                      37              91                   87             144
Management fees to affiliate                                275             199                  512             432
General and administrative expenses
      to affiliates                                         231             155                  425             508
Other general and administrative expenses                   303             206                  464             328
                                                    -------------------------------------------------------------------
    Total expenses                                        5,609           5,660               10,191          10,562
                                                    -------------------------------------------------------------------

Equity in net income of unconsolidated
      special-purpose entities                            3,014              78                5,471             215
                                                    -------------------------------------------------------------------

      Net income (loss)                               $   5,216       $  (1,307 )         $    7,610       $  (2,503 )
                                                    ===================================================================

Members' share of net income (loss)

Class A members                                       $   4,764       $  (1,709 )         $    6,780       $  (3,308 )
Class B member                                              452             402                  830             805
                                                    -------------------------------------------------------------------

       Total                                          $   5,216       $  (1,307 )         $    7,610       $  (2,503 )
                                                    ===================================================================

Net income (loss) per weighted-average
      Class A unit (4,999,581 units as of
      June 30, 1998 and 1997)                         $    0.95       $   (0.34 )         $     1.36       $   (0.66 )
                                                    ===================================================================

Cash distributions                                    $   2,941       $   2,941           $    5,882       $   5,882
                                                    ===================================================================
Cash distributions per weighted-average
      Class A units                                   $    0.50       $    0.50           $     1.00       $    1.00
                                                    ===================================================================







                       See accompanying notes to financial
                                  statements.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)

                  STATEMENTS OF CHANGES IN MEMBERS' EQUITY For
               the period from December 31, 1996 to June 30, 1998
                            (in thousands of dollars)




                                                           Class A              Class B               Total
                                                     -------------------------------------------------------------

Members' equity as of December 31, 1996                $       86,024        $         265        $      86,289

Net income (loss)                                              (3,728)               1,676               (2,052 )

Cash distributions                                             (9,998)              (1,765)             (11,763 )
                                                     -------------------------------------------------------------

  Members' equity as of December 31, 1997                      72,298                  176               72,474

Net income                                                      6,780                  830                7,610

Cash distributions                                             (5,000)                (882)              (5,882 )
                                                     -------------------------------------------------------------

  Members' equity as of June 30, 1998                  $       74,078        $         124        $      74,202
                                                     =============================================================




























                       See accompanying notes to financial
                                  statements.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)

                            STATEMENTS OF CASH FLOWS
                        For the Six Months Ended June 30,
                            (in thousands of dollars)




                                                                      1998                  1997
                                                              -------------------------------------------
Operating activities
Net income (loss)                                               $         7,610       $        (2,503)
Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
  Depreciation and amortization                                           6,406                 7,602
  Net gain on disposition of equipment                                   (2,741)                   (4)
  Equity in net income of unconsolidated
        special-purpose entities                                         (5,471)                 (215)
  Changes in operating assets and liabilities:
    Restricted cash                                                          --                   223
    Accounts receivable, net                                                394                  (209)
    Prepaid expenses                                                        (38)                  160

    Accounts payable and accrued expenses                                   147                  (137)

    Due to affiliates                                                        22                    99
    Lessee deposits and reserves for repairs                                797                   212
                                                              -------------------------------------------
      Net cash provided by operating activities                           7,126                 5,228
                                                              -------------------------------------------

Investing activities
Payments for purchase of equipment and capital
      improvements                                                      (24,963)              (19,062)
Investment in and equipment purchased and placed
      in unconsolidated special-purpose entities                        (13,917)               (5,100)
Liquidation distributions from unconsolidated
      special-purpose entities                                           10,990                    --
Proceeds from disposition of equipment                                    5,481                    27
Distributions from unconsolidated special-purpose
      Entities                                                            6,113                 3,978
                                                              -------------------------------------------
      Net cash used in investing activities                             (16,296)              (20,157)
                                                              -------------------------------------------

Financing activities
Proceeds from note payable                                                   --                25,000
Payment due to affiliates                                                (1,793)                   --
Cash distributions to Class A members                                    (5,000)               (5,000)
Cash distributions to Class B member                                       (882)                 (882)
Payment of debt placement fees                                               --                  (177)
                                                              -------------------------------------------
      Net cash (used in) provided by financing activities                (7,675)               18,941
                                                              -------------------------------------------

Net (decrease) increase in cash and cash equivalents                    (16,845)                4,012
Cash and cash equivalents at beginning of period                         19,179                 1,692
                                                              -------------------------------------------
Cash and cash equivalents at end of period                      $         2,334       $         5,704
                                                              ===========================================

Supplemental information
Interest paid                                                   $           916       $           505
                                                              ===========================================
Sale proceeds included in accounts receivable                   $            38       $            --
                                                              ===========================================

                See accompanying notes to financial statements.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1998


1.   Opinion of Management

     In the opinion of the management of PLM Financial Services, Inc. (the Manager or FSI), the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of Professional Lease Management Income Fund I, L.L.C. (Fund I or the Company) as of June 30, 1998 and December 31, 1997, the statements of operations for the three and six months ended June 30, 1998 and 1997, the statements of changes in members' equity for the period from December 31, 1996 to June 30, 1998, and the statements of cash flows for the six months ended June 30, 1998 and 1997. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, on file with the Securities and Exchange Commission.

2.   Cash Distributions

     Cash distributions are recorded when paid and totaled $2.9 million for each of the three months ended June 30, 1998 and 1997, and $5.9 million for each of the six months ended June 30, 1998 and 1997. Cash distributions to Class A unitholders in excess of net income are considered to represent a return of capital. Cash distributions to Class A unitholders of $0 and $5.0 million for the six months ended June 30, 1998 and 1997, respectively, were deemed to be a return of capital. Cash distributions related to the results from the second quarter of 1998, of $1.7 million, were paid during the third quarter of 1998.

3.   Transactions with Manager and Affiliates

     The balance due to affiliates as of June 30, 1998 included $0.2 million due to FSI and its affiliates for management fees. The balance due to affiliates as of December 31, 1997 included $0.2 million due to FSI and its affiliates for management fees and $1.8 million due to affiliated unconsolidated special-purpose entities (USPEs). The Company's proportional share of management fees affiliated with USPEs of $53,000 and $24,000 were payable as of June 30, 1998 and December 31, 1997, respectively.

     The Company's proportional share of the affiliated expenses incurred by the USPEs during 1998 and 1997 is listed in the following table (in thousands of dollars):


                                                    For the Three Months                For the Six Months
                                                       Ended June 30,                     Ended June 30,

                                                       1998         1997               1998            1997
                                                ----------------------------------------------------------------

Management fees                                   $      94      $      99          $     182       $     184
Data processing and administrative
   expenses                                              26             25                 56              44
Insurance expense                                        (1)             1                 (3)              5



               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1998

3.   Transactions with Manager and Affiliates (continued)

     Transportation Equipment Indemnity Company, Ltd. (TEI), an affiliate of the Manager, provides marine insurance coverage for the Company's investment in USPEs and other insurance brokerage services. TEI did not provide the same insurance coverage during 1998 as had been provided during 1997. These services were provided by an unaffiliated third party.

4.   Equipment

     Owned equipment held for operating lease is stated at cost. The components of equipment held for operating lease are as follows (in thousands of dollars):


                                                June 30,              December 31,
                                                  1998                     1997
                                           -------------------------------------------

Marine vessels                                $    44,457              $    20,756
Aircraft                                           20,605                   24,605
Rail equipment                                     19,936                   18,958
Trailers                                           14,785                   14,813
                                           -------------------------------------------
                                                   99,783                   79,132
Less accumulated depreciation                     (30,472)                 (26,749)
                                           -------------------------------------------
      Net equipment                           $    69,311              $    52,383
                                           ===========================================

     During the six months ended June 30, 1998, the Company purchased 39 rail equipment, two marine vessels (a deposit of $0.9 million was paid in December 1997 for the purchase of one of these marine vessels) and a hush kit for an aircraft for a total of $25.9 million. During the six months ended June 30, 1997, the Company purchased a mobile offshore drilling unit and a marine vessel for $19.1 million.

     During the six months ended June 30, 1998, the Company sold an aircraft, trailers and a rail equipment with a net book value of $2.8 million, net of outstanding receivables, for proceeds of $5.5 million. During the six months ended June 30, 1997, the Company sold trailers with a net book value of $22,000, for proceeds of $26,000.

     As of June 30, 1998, all equipment was either on lease or operating in PLM-affiliated short-term trailer rental facilities. As of December 31, 1997, all equipment was either on lease or operating in PLM-affiliated short-term trailer rental facilities, except for one rail equipment with a carrying value of $22,000.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1998

5.   Investments in Unconsolidated Special-Purpose Entities

     The net investments in USPEs included the following jointly-owned equipment (and related assets and liabilities) (in thousands of dollars):


                                                                               June 30,               December 31,
                                                                                 1998                     1997
                                                                          --------------------------------------------
     61% interest in an entity owning a mobile offshore drilling unit      $         9,080          $         9,766
     50% interest in a trust owning an MD-82 commercial aircraft                     7,384                       --
     50% interest in a trust owning an MD-82 commercial aircraft                     5,147                      682
     33%       interest in two trusts owning three 737-200A commercial
               aircraft, two aircraft engines, and a portfolio of aircraft
               rotables                                                              4,386                    7,788
     50% interest in a trust owning a cargo marine vessel                            2,226                    2,638
     25% interest in a trust that owned four 737-200A commercial
               aircraft                                                                165                    2,215
     25% interest in a trust that owned four 737-200A commercial
               aircraft                                                                149                    3,163
         Net investments                                                   $        28,537          $        26,252
                                                                          ============================================


     The Company had interests in two USPEs that own multiple aircraft (the Trusts). These Trusts contain provisions under certain circumstances for allocating specific aircraft to the beneficial owners. During the six months ended June 30, 1998, the Company and affiliated programs each sold the commercial aircraft designated in these Trusts. The Company sold the commercial aircraft assigned to it with a net book value of $2.7 million for proceeds of $6.3 million.

     In the second Trust, the Company and affiliated programs each sold the aircraft designated to it during the six months ended June 30, 1998. The Company sold the commercial aircraft assigned to it with a net book value of $2.0 million for proceeds of $4.7 million.

     During the six months ended June 30, 1998, the Company purchased a 50% interest in an MD-82 stage III commercial aircraft for $6.8 million (a deposit of $0.7 million was paid in December of 1997) and a 50% interest in an MD-82 stage III commercial aircraft for $7.8 million.

6.   Debt

     The Manager entered into a short-term, joint $50.0 million credit facility. This facility was amended on June 1, 1998 to temporarily increase the borrowing capacity of American Finance Group, Inc. (AFG), a subsidiary of PLM International, Inc., from $50.0 million to $55.0 million until September 1, 1998. On June 8, 1998, this facility was amended again to temporarily increase AFG's borrowing capacity from $55.0 million to $60.0 million until July 8, 1998. As of June 30, 1998, the Company had no borrowings under the short-term joint $60.0 million credit facility. Among the other eligible borrowers, PLM Equipment Growth Fund V had borrowings of $1.6 million, AFG had borrowings of $44.8 million, and TEC Acquisub, Inc., an indirect wholly-owned subsidiary of PLM International, Inc., had borrowings of $2.0 million under the short-term joint, $60.0 million credit facility as of June 30, 1998. No other eligible borrower had any outstanding borrowings.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)   RESULTS OF OPERATIONS

Comparison of the Professional Lease Management Income Fund I, L.L.C.'s (Fund I or the Company) Operating Results for the Three Months Ended June 30, 1998 and 1997

(A)       Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating expenses, and asset-specific insurance expenses) on owned equipment increased during the second quarter of 1998, compared to the same quarter of 1997. The following table presents lease revenues less direct expenses by owned equipment type (in thousands of dollars):


                                                                           For the Three Months
                                                                              Ended June 30,
                                                                          1998               1997
                                                                      -------------------------------

Aircraft                                                                $  1,235          $  1,248
Marine vessels                                                             1,215               304
Rail equipment                                                               885               698
Trailers                                                                     765               778
Mobile offshore drilling unit                                                 --               483


Aircraft: Aircraft lease revenues and direct expenses were $1.2 million and $10,000, respectively, for the second quarter of 1998, compared to $1.2 million and $12,000, respectively, during the same quarter of 1997. The sale of an aircraft on the last day of the second quarter of 1998 did not have a material impact on lease revenue and direct expenses.

Marine vessels: Marine vessel lease revenues and direct expenses were $1.8 million and $0.6 million, respectively, for the second quarter of 1998, compared to $0.6 million and $0.3 million, respectively, during the same quarter of 1997. Marine vessel contribution increased due to the purchase of a marine vessel at the end of the second quarter of 1997 and two marine vessels in 1998.

Rail equipment: Rail equipment lease revenues and direct expenses were $1.0 million and $0.1 million, respectively, for the second quarter of 1998, compared to $0.8 million and $0.1 million, respectively, during the same quarter of 1997. Rail equipment contribution increased due to the purchase of rail equipments in the first quarter of 1998.

Trailers: Trailer revenues and direct expenses were $0.9 million and $0.1 million, respectively, for the second quarter of 1998 and 1997. Trailer contribution remained the same due to the relative stability of the trailer fleet.

Mobile offshore drilling unit: Revenues and direct expenses were $0.5 million and $18,000, respectively, during the second quarter of 1997. This rig was sold in the fourth quarter of 1997 as part of the original purchase agreement that gave the charterers the option to purchase the rig. The Company did not own any rigs in the second quarter of 1998.

(B) Interest and Other Income

Interest and other income decreased $0.1 million due to lower average cash balances in the second quarter of 1998, compared to the same period in 1997.

(C) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $4.7 million for the quarter ended June 30, 1998 decreased from $5.0 million for the same period in 1997. Significant variances are explained as follows:

     (1) A $0.6 million decrease in depreciation and amortization expenses from 1997 levels reflects the Company's double-declining balance depreciation method and the effects of the sale of the aircraft in the second quarter of 1998 and the sale of the mobile offshore drilling unit at the end of 1997, which was partially offset by the purchase of equipment during 1997 and 1998.

     (2) A $0.1 million increase in management fees to affiliate reflects the higher levels of lease revenues in 1998, compared to 1997, due to the purchase of additional equipment in 1997 and 1998.

     (3) A $0.2 million increase in administrative expenses from 1997 levels resulted from increased administrative costs associated with the short-term trailer rental facilities. The Company also incurred higher professional services and printing costs in the second quarter of 1998, compared to the same period in 1997.

(D)  Net Gain on Disposition of Owned Equipment

The net gain on disposition of equipment for the second quarter of 1998 totaled $2.7 million, and resulted from the sale of an aircraft and a trailer with an aggregate net book value of $2.8 million, net of outstanding receivables, for proceeds of $5.5 million. There was no sales or dispositions of owned equipment in the second quarter of 1997.

Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities (USPEs)

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):


                                                                           For the Three Months
                                                                              Ended June 30,
                                                                          1998               1997
                                                                      -------------------------------

Aircraft                                                                $  3,006          $    445
Mobile offshore drilling unit                                                 99              (209 )
Marine vessel                                                                (91)             (158 )
       Equity in Net Income (Loss) of USPEs                             $  3,014          $     78
                                   ==================================================================

Aircraft: As of June 30, 1998, the Company owned interests in two trusts that each own a commercial aircraft, and an interest in two trusts that own three commercial aircraft, two aircraft engines, and a portfolio of aircraft rotables. As of June 30, 1997, the Company owned an interest in a trust that owned six commercial aircraft, an interest in another trust that owns four commercial aircraft, and an interest in two trusts that owned three commercial aircraft, two aircraft engines, and a portfolio of aircraft rotables. During the second quarter of 1998, aircraft lease revenues of $1.1 million and the gain from the sale of the Company's interest in a trust that owned four commercial aircraft of $3.6 million was offset by expenses of $1.7 million. During the same period in 1997, lease revenues and expenses were $1.5 million and $1.0 million, respectively. Lease revenues decreased due to the sale of the Company's investment in two trusts containing ten commercial aircraft and a lower lease rate earned on certain equipment. The decrease in lease revenues was offset in part by the Company's investment in two additional trusts during 1998. The increase in the expenses was due primarily to the double-declining balance method of depreciation of the investment in two additional trusts during 1998, which was offset in part by the sale of the Company's interest in two trusts.

Mobile offshore drilling unit: As of June 30, 1998 and 1997, the Company had an interest in an entity that owns a mobile offshore drilling unit. Mobile offshore drilling unit revenues and expenses were $0.6 million and $0.5 million, respectively, for the second quarter of 1998, compared to $0.6 million and $0.8 million, respectively, during the same quarter of 1997. Expenses decreased in the second quarter of 1998, due to the use of the double-declining balance depreciation method, which results in greater depreciation in the early years an asset is owned.

Marine vessel: As of June 30, 1998 and 1997, the Company had an interest in an entity that owns a marine vessel. Marine vessel revenues and expenses were $0.3 million and $0.4 million, respectively, for the second quarter of 1998, compared to $0.3 million and $0.5 million, respectively, during the same period in 1997. Expenses decreased in the second quarter of 1998 compared to the same period in 1997, due to the use of the double-declining balance depreciation method, which results in greater depreciation in the early years an asset is owned.

(F) Net Income (Loss)

As a result of the foregoing, the Company had a net income of $5.2 million for the second quarter of 1998, compared to a net loss of $1.3 million during the same period of 1997. The Company's ability to acquire, operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Company's performance in the second quarter of 1998 is not necessarily indicative of future periods. In the second quarter of 1998, the Company distributed $2.5 million to Class A members, or $0.50 per weighted-average Class A unit.

Comparison of the Company's Operating Results for the Six Months Ended June 30, 1998 and 1997

(A)       Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating expenses, and asset-specific insurance expenses) on owned equipment increased during the six months ended June 30, 1998, compared to the same period of 1997. The following table presents lease revenues less direct expenses by owned equipment type (in thousands of dollars):


                                                                            For the Six Months
                                                                              Ended June 30,
                                                                          1998              1997
                                                                      ------------------------------

Aircraft                                                                $ 2,487           $ 2,500
Marine vessel                                                             2,172               518
Rail equipment                                                            1,755             1,397
Trailers                                                                  1,441             1,492
Mobile offshore drilling unit                                                --               554


Aircraft: Aircraft lease revenues and direct expenses were $2.5 million and $23,000, respectively, during the six months ended June 30, 1998, compared to $2.5 million and $19,000, respectively, during the same period of 1997. The sale of an aircraft on the last day of the second quarter of 1998 did not have a material impact on lease revenues and direct expenses.

Marine vessel: Marine vessel lease revenues and direct expenses were $3.1 million and $0.9 million, respectively, for the six months ended June 30, 1998, compared to $1.2 million and $0.7 million, respectively, during the same period of 1997. Marine vessel contribution increased due to the purchase of a marine vessel at the end of the second quarter of 1997 and two marine vessels in the six months ended June 30, 1998.

Rail equipment: Rail equipment lease revenues and direct expenses were $2.0 million and $0.2 million, respectively, for the six months ended June 30, 1998, compared to $1.6 million and $0.2 million, respectively, during the same period of 1997. Lease revenues increased in the six months of 1998, compared to the same period of 1997 due to the purchase of rail equipment in the first quarter of 1998.

Trailers: Trailer revenues and direct expenses were $1.7 million and $0.3 million, respectively, for the six months of 1998, compared to $1.7 million and $0.2 million, respectively, during the same period in 1997. Lease revenues increased in the six months ended June 30, 1998, compared to the same period in 1997 due to higher utilization earned on trailers operating in the short-term rental facilities. Expenses increased due to repairs repairs required on certain trailers in the six months ended June 30, 1998, which were not needed in the same period in 1997.

Mobile offshore drilling unit: Revenues and direct expenses were $0.6 million and $18,000, respectively, during the second quarter of 1997. This rig was sold in the fourth quarter of 1997 as part of the original purchase agreement that gave the charterers the option to purchase the rig. The Company did not own any rigs during the six months ended June 30, 1998.

(B) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $8.7 million for the six months ended June 30, 1998 decreased from $9.4 million for the same period of 1997. Significant variances are explained as follows:

     (1) A $1.2 million decrease in depreciation and amortization expenses from 1997 levels reflects the Company's double-declining balance depreciation method and the effects of the sale of the aircraft in the second quarter of 1998 and the mobile offshore drilling unit at the end of 1997, which was partially offset by the purchase of equipment during 1998 and 1997.

     (2) A $0.1 million increase in management fees to affiliate reflects the higher levels of lease revenues in 1998, compared to 1997, due to the additional purchase of equipment in 1997 and 1998.

     (3) A $0.4 million increase in interest expense was due to higher average outstanding borrowings in the six months ended June 30, 1998 compared to the same period in 1997.

(C) Net Gain on Disposition of Owned Equipment

The net gain on disposition of equipment for the six months ended June 30, 1998 totaled $2.7 million, and resulted from the sale of an aircraft, a rail equipment and trailers with an aggregate net book value of $2.8 million, net of outstanding receivables, for proceeds of $5.5 million. Net gain on the disposition of equipment for the six months ended June 30, 1997 totaled $4,000, and resulted from the sale of trailers with a net book value of $22,000, for proceeds of $26,000.

(D)       Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):


                                                                           For the Six Months
                                                                             Ended June 30,

                                                                          1998              1997
                                                                      ------------------------------

Aircraft                                                                $  5,446          $    892
Mobile offshore drilling unit                                                242              (473)
Marine vessel                                                               (217)             (204)
                                                                      -------------------------------
                                                                        $  5,471          $    215
                                                                      ===============================

Aircraft: As of June 30, 1998, the Company owned interests in two trusts that each own a commercial aircraft, and an interest in two trusts that own three commercial aircraft, two aircraft engines, and a portfolio of aircraft rotables. As of June 30, 1997, the Company owned an interest in a trust that owned six commercial aircraft, an interest in another trust that owns four commercial aircraft, and an interest in two trusts that owned three commercial aircraft, two aircraft engines, and a portfolio of aircraft rotables. During the six months ended June 30, 1998, aircraft lease revenues were $2.5 million and the gain from the sale of the Company's interest in two trusts that owned commercial aircraft of $6.3 million was offset by expenses of $3.3 million. During the same period in 1997, lease revenues and expenses were $3.0 million and $2.1 million, respectively. Lease revenues decreased due to the sale of the Company's investment in two trusts containing ten commercial aircraft and a lower lease rate earned on certain equipment. The decrease in lease revenues was offset in part by the Company's investment in two additional trusts during 1998. The increase in expenses was due primarily to the double-declining balance method of depreciation of the investment in two additional trusts during 1998, which was offset in part by the sale of the Company's interest in two trusts.

Mobile offshore drilling unit: As of June 30, 1998 and 1997, the Company had an interest in an entity that owns a mobile offshore drilling unit. Mobile offshore drilling unit revenues and expenses were $1.2 million and $1.0 million, respectively, for the six months ended June 30, 1998, compared to $0.9 million and $1.4 million, respectively, during the same period in 1997. Rig contribution increased in the six months ended June 30, 1998, compared to the same period in 1997 due to the increase of the Company's interest in this investment from 35% to 61% late in the first quarter of 1997.

Marine vessel: As of June 30, 1998 and 1997, the Company had an interest in an entity that owns a marine vessel. Marine vessel revenues and expenses were $0.6 million and $0.8 million, respectively, for the six months ended June 30, 1998 and 1997. Expenses decreased due to the use of the double-declining balance depreciation method, which results in greater depreciation in the first years an asset is owned, which was offset by the increase in marine operating expenses due to crew overtime costs in the six months ended June 30, 1998, which did not occur in the same period in 1997.

(E)       Net Income (Loss)

As a result of the foregoing, the Company had a net income of $7.6 million for the six months ended June 30, 1998, compared to net loss of $2.5 million during the same period of 1997. The Company's ability to acquire, operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Company's performance in the six months ended June 30, 1998 is not necessarily indicative of future periods. In the six months ended June 30, 1998, the Company distributed $5.0 million to the Class A members, or $1.00 per weighted-average Class A unit.

(II)      FINANCIAL CONDITION -- CAPITAL RESOURCES AND LIQUIDITY

For the six months ended June 30, 1998, the Company generated $13.4 million in operating cash (net cash provided by operating activities, plus non-liquidating distributions from USPEs) to meet its operating obligations, maintain working capital reserves, and maintain the current level of distributions (total for the six months ended June 30, 1998 of $5.9 million) to the members.

During the six months ended June 30, 1998, the Company purchased 39 rail equipment, two marine vessels (a deposit of $0.9 million was paid in December 1997 for the purchase of one of these marine vessels) and a hush kit for an aircraft for a total of $25.9 million.

The Manager entered into a short-term, joint $50.0 million credit facility. This facility was amended on June 1, 1998 to temporarily increase the borrowing capacity of American Finance Group, Inc. (AFG), a subsidiary of PLM International, Inc., from $50.0 million to $55.0 million until September 1, 1998. As of August 3, 1998, the Company had no borrowing under the short-term joint $55.0 million credit facility. Among the other eligible borrowers, AFG had borrowings of $43.0 million, and TEC Acquisub, Inc., an indirect wholly-owned subsidiary of PLM International, Inc., had borrowings of $2.0 million under the short-term joint, $55.0 million credit facility as of August 3, 1998. No other eligible borrower had any outstanding borrowings.

(III) YEAR 2000 COMPLIANCE

The Manager is currently addressing the Year 2000 computer software issue and is creating a timetable for carrying out any program modifications that may be required, and does not anticipate that the cost of those modifications allocatable to the Company will be material.

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

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. This statement is effective for all quarters of fiscal years beginning after June 15, 1999. As of June 30, 1998, the Manager is reviewing the effect this standard will have on the Company's consolidated financial statements.

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

The Company intends to use excess cash flow, after payment of expenses, the maintenance of working capital reserves, and cash distributions, to acquire additional equipment during the first six years of the Company's operations which concludes December 31, 2002. The Manager believes that these acquisitions may cause the Company to generate additional earnings and cash flow for the Company.

The Company relies on operating cash flow to meet its operating obligations, maintain working capital reserves, make cash distributions to Class A and B unitholders, and increase the Company's equipment portfolio through reinvestment of any remaining surplus cash available in additional equipment.

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

                          PART II -- OTHER INFORMATION



Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits

         10.1 First Amendment to Restated Warehousing Credit Agreement among American Finance Group, Inc., First Union National Bank of North Carolina, and Bank of Montreal, dated as of June 1, 1998.

         10.2 Second Amendment to Restated Warehousing Credit Agreement among American Finance Group, Inc., First Union National Bank, and Bank of Montreal, dated as of June 8, 1998.

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


                           PROFESSIONAL LEASE MANAGEMENT
                           INCOME FUND I, L.L.C.
                           By: PLM Financial Services, Inc.
                               Manager




Date: August 3, 1998      By:  /s/ Richard K Brock
                               ---------------------
                               Richard K Brock
                               Vice President and
                               Corporate Controller