Form 10-Q
period 1998-09-30
PROFESSIONAL LEASE MANAGEMENT INCOME FUND I LLC
filed 1998-11-06
CIK 928956

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------
                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended September 30, 1998

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

                                 BALANCE SHEETS
                 (in thousands of dollars, except unit amounts)



                                                                            September 30,        December 31,
                                                                                 1998                 1997
                                                                          ----------------------------------------
Assets

Equipment held for operating lease, at cost                                  $   102,262           $   79,132
Less accumulated depreciation                                                    (34,243)             (26,749)
                                                                          ----------------------------------------
    Net equipment                                                                 68,019               52,383

Cash and cash equivalents                                                          1,878               19,179
Investment in unconsolidated special-purpose entities                             25,510               26,252
Accounts receivable, less allowance for doubtful accounts
      of $45 in 1998 and $70 in 1997                                               1,814                2,026
Deposit on equipment                                                                  --                  920
Prepaid expenses                                                                     324                  341
Deferred charges, less accumulated amortization
      of $317 in 1998 and $238 in 1997                                               301                  381
                                                                          ----------------------------------------

      Total assets                                                           $    97,846           $  101,482
                                                                          ========================================

Liabilities and members' equity

Liabilities:
Accounts payable and accrued expenses                                        $       937           $      594
Due to affiliates                                                                    199                2,005
Lessee deposits and reserves for repairs                                           2,206                1,409
Note payable                                                                      25,000               25,000
                                                                          ----------------------------------------
    Total liabilities                                                             28,342               29,008
                                                                          ----------------------------------------

Members' equity:
Class A members (4,999,581 units as of September 30, 1998
      and December 31, 1997)                                                      69,406               72,298
Class B member                                                                        98                  176
                                                                          ----------------------------------------
    Total members' equity                                                         69,504               72,474
                                                                          ----------------------------------------

       Total liabilities and members' equity                                 $    97,846           $  101,482
                                                                          ========================================













                       See accompanying notes to financial
                                  statements.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)

                            STATEMENTS OF OPERATIONS
         (in thousands of dollars, except weighted-average unit amounts)


                                                        For the Three Months               For the Nine Months
                                                         Ended September 30,                  September 30,

                                                         1998            1997                1998             1997
                                                    -------------------------------------------------------------------
Revenues

Lease revenue                                         $   5,818       $   4,687           $   15,118       $  12,312
Interest and other income                                    31              88                  320             303
Net gain on disposition of equipment                         16               1                2,757               5
                                                    -------------------------------------------------------------------
    Total revenues                                        5,865           4,776               18,195          12,620
                                                    -------------------------------------------------------------------

Expenses

Depreciation and amortization                             3,804           4,268               10,210          11,870
Repairs and maintenance                                     573             362                1,346             921
Equipment operating expenses                                400             242                  989             717
Interest expense                                            469             458                1,385             963
Insurance expense to affiliate                               19               1                   38              10
Other insurance expense                                      59              61                  146             205
Management fees to affiliate                                328             259                  840             691
General and administrative expenses
      to affiliates                                         221             235                  646             743
Other general and administrative expenses                    70             158                  534             486
                                                    -------------------------------------------------------------------
    Total expenses                                        5,943           6,044               16,134          16,606
                                                    -------------------------------------------------------------------

Equity in net income (loss) of unconsolidated
      special-purpose entities                           (1,679 )           275                3,792             490
                                                    -------------------------------------------------------------------

      Net income (loss)                               $  (1,757 )     $    (993 )         $    5,853       $  (3,496 )
                                                    ===================================================================

Members' share of net income (loss)

Class A members                                       $  (2,172 )     $  (1,398 )         $    4,608       $  (4,706 )
Class B member                                              415             405                1,245           1,210
                                                    -------------------------------------------------------------------

       Total                                          $  (1,757 )     $    (993 )         $    5,853       $  (3,496 )
                                                    ===================================================================

Net income (loss) per weighted-average
      Class A unit                                    $   (0.43 )     $   (0.28 )         $     0.92       $   (0.94 )
                                                    ===================================================================

Cash distributions                                    $   2,941       $   2,940           $    8,823       $   8,822
                                                    ===================================================================
Cash distributions per weighted-average
      Class A units                                   $    0.50       $    0.50           $     1.50       $    1.50
                                                    ===================================================================






                       See accompanying notes to financial
                                  statements.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)

                  STATEMENTS OF CHANGES IN MEMBERS' EQUITY For
             the period from December 31, 1996 to September 30, 1998
                            (in thousands of dollars)




                                                           Class A              Class B               Total
                                                     -------------------------------------------------------------

Members' equity as of December 31, 1996                $       86,024        $         265        $      86,289

Net income (loss)                                              (3,728)               1,676               (2,052 )

Cash distributions                                             (9,998)              (1,765)             (11,763 )
                                                     -------------------------------------------------------------

  Members' equity as of December 31, 1997                      72,298                  176               72,474

Net income                                                      4,608                1,245                5,853

Cash distributions                                             (7,500)              (1,323)              (8,823 )
                                                     -------------------------------------------------------------

  Members' equity as of September 30, 1998             $       69,406        $          98        $      69,504
                                                     =============================================================











                       See accompanying notes to financial
                                  statements.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)

                            STATEMENTS OF CASH FLOWS
                     For the Nine Months Ended September 30,
                            (in thousands of dollars)




                                                                      1998                  1997
                                                              ------------------------------------------
Operating activities
Net income (loss)                                               $         5,853       $        (3,496)
Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
  Depreciation and amortization                                          10,210                11,870
  Net gain on disposition of equipment                                   (2,757)                   (5)
  Equity in net income of unconsolidated
        special-purpose entities                                         (3,792)                 (490)
  Changes in operating assets and liabilities:
    Restricted cash                                                          --                   223
    Accounts receivable, net                                                 86                  (537)
    Prepaid expenses                                                         17                   194
    Accounts payable and accrued expenses                                   343                   538
    Due to affiliates                                                       (13)                   35
    Lessee deposits and reserves for repairs                                797                   382
                                                              ------------------------------------------
      Net cash provided by operating activities                          10,744                 8,714
                                                              ------------------------------------------

Investing activities
Payments for purchase of equipment and capital
      improvements                                                      (27,470)              (19,320)
Investment in and equipment purchased and placed
      in unconsolidated special-purpose entities                        (13,917)               (5,100)
Liquidation distributions from unconsolidated
      special-purpose entities                                           10,990                    --
Proceeds from disposition of equipment                                    5,507                    27
Distributions from unconsolidated special-purpose
      entities                                                            7,461                 5,100
                                                              ------------------------------------------
      Net cash used in investing activities                             (17,429)              (19,293)
                                                              ------------------------------------------

Financing activities
Proceeds from note payable                                                   --                25,000
Payment due to affiliates                                                (1,793)                   --
Cash distributions to Class A members                                    (7,500)               (7,499)
Cash distributions to Class B member                                     (1,323)               (1,323)
Payment of debt placement fees                                               --                  (177)
                                                              ------------------------------------------
      Net cash (used in) provided by financing activities               (10,616)               16,001
                                                              ------------------------------------------

Net (decrease) increase in cash and cash equivalents                    (17,301)                5,422
Cash and cash equivalents at beginning of period                         19,179                 1,692
                                                              ------------------------------------------
Cash and cash equivalents at end of period                      $         1,878       $         7,114
                                                              ==========================================

Supplemental information
Interest paid                                                   $           916       $           505
                                                              ==========================================
Sale proceeds included in accounts receivable                   $            50       $       <0- 45>
                                                              ==========================================

                See accompanying notes to financial statements.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1998


1.   Opinion of Management

     In the opinion of the management of PLM Financial Services, Inc. (the Manager or FSI or sole Class B member), the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of Professional Lease Management Income Fund I, L.L.C. (Fund I or the Company) as of September 30, 1998 and December 31, 1997, the statements of operations for the three and nine months ended September 30, 1998 and 1997, the statements of changes in members' equity for the period from December 31, 1996 to September 30, 1998, and the statements of cash flows for the nine months ended September 30, 1998 and 1997. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, on file with the Securities and Exchange Commission.

2.   Cash Distributions

     Cash distributions are recorded when paid and totaled $2.9 million for each of the three months ended September 30, 1998 and 1997, and $8.8 million for each of the nine months ended September 30, 1998 and 1997. Cash distributions to Class A unitholders in excess of net income are considered to represent a return of capital. Cash distributions to Class A unitholders of $2.9 and $7.5 million for the nine months ended September 30, 1998 and 1997, respectively, were deemed to be a return of capital. Cash distributions related to the results from the third quarter of 1998, of $1.7 million, are to be paid during the fourth quarter of 1998.

3.   Transactions with Manager and Affiliates

     The balance due to affiliates as of September 30, 1998 included $0.2 million due to FSI and its affiliates for management fees. The balance due to affiliates as of December 31, 1997 included $0.2 million due to FSI and its affiliates for management fees and $1.8 million due to affiliated unconsolidated special-purpose entities (USPEs). The Company's proportional share of management fees affiliated with USPEs of $40,000 and $24,000 were payable as of September 30, 1998 and December 31, 1997, respectively.

     The Company's proportional share of the affiliated expenses incurred by the USPEs during 1998 and 1997 is listed in the following table (in thousands of dollars):


                                               For the Three Months                For the Nine Months
                                                Ended September 30,                Ended September 30,

                                                  1998         1997               1998             1997
                                           -----------------------------------------------------------------

Management fees                              $      85       $     97          $     267        $     281
Data processing and administrative
   expenses                                         22             25                 79               69
Insurance expense                                   --              1                 (3)               6


               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1998

3.   Transactions with Manager and Affiliates (continued)

     Transportation Equipment Indemnity Company, Ltd. (TEI), an affiliate of the Manager, provides marine insurance coverage for the Company's investment in USPEs and other insurance brokerage services. In the future, TEI will not be providing the same level of insurance coverage as it has in the past. This insurance will be provided by an unaffilated third party.

4.   Equipment

     Owned equipment held for operating lease is stated at cost. The components of equipment held for operating lease are as follows (in thousands of dollars):


                                             September 30,            December 31,
                                                  1998                    1997
                                          --------------------------------------------

Marine vessels                                $    46,957              $   20,756
Aircraft                                           20,605                  24,605
Rail equipment                                     19,913                  18,958
Trailers                                           14,787                  14,813
                                          --------------------------------------------
                                                  102,262                  79,132
Less accumulated depreciation                     (34,243)                (26,749)
                                          --------------------------------------------
      Net equipment                           $    68,019              $   52,383
                                          ============================================

     During the nine months ended September 30, 1998, the Company purchased 39 rail equipment, two marine vessels (a deposit of $0.9 million was paid in December 1997 for the purchase of one of these marine vessels) and a hush kit for an aircraft for a total of $28.4 million. During the nine months ended September 30, 1997, the Company purchased 24 trailers, a mobile offshore drilling unit, and a marine vessel for a total of $19.3 million.

     During the nine months ended September 30, 1998, the Company sold an aircraft, trailers and rail equipment with a net book value of $2.8 million, net of outstanding receivables, for proceeds of $5.6 million. During the nine months ended September 30, 1997, the Company sold trailers with a net book value of $22,000, for proceeds of $27,000.

     As of September 30, 1998, all equipment was either on lease or operating in PLM-affiliated short-term trailer rental facilities, except for 5 rail equipment with a carrying value of $73,000. As of December 31, 1997, all equipment was either on lease or operating in PLM-affiliated short-term trailer rental facilities, except for one rail equipment with a carrying value of $22,000.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1998

5.   Investments in Unconsolidated Special-Purpose Entities

     The net investments in USPEs included the following jointly-owned equipment (and related assets and liabilities) (in thousands of dollars):


                                                                             September 30,            December 31,
                                                                                 1998                     1997
                                                                          --------------------------------------------
     61% interest in an entity owning a mobile offshore drilling unit      $         8,667          $         9,766
     50% interest in a trust owning an MD-82 commercial aircraft                     6,825                       --
     33% interest in two trusts owning three 737-200A commercial aircraft,two aircraft engines, and a portfolio of aircraft
         rotables                                                                    4,243                    7,788
     50% interest in a trust owning an MD-82 commercial aircraft                     4,194                      682
     50% interest in a trust owning a cargo marine vessel                            1,307                    2,638
     25% interest in a trust that owned four 737-200A commercial
               aircraft                                                                152                    3,163
     25% interest in a trust that owned four 737-200A commercial
               aircraft                                                                122                    2,215
         Net investments                                                   $        25,510          $        26,252
                                                                          ============================================

     The Company had interests in two USPEs that own multiple aircraft (the Trusts). These Trusts contain provisions under certain circumstances for allocating specific aircraft to the beneficial owners. During the nine months ended September 30, 1998, the Company and affiliated programs each sold the commercial aircraft designated to it in one of these Trusts. The Company sold the commercial aircraft assigned to it with a net book value of $2.7 million, net of outstanding receivables, for proceeds of $6.3 million.

     In the second Trust, the Company and affiliated programs each sold the aircraft designated to it during the nine months ended September 30, 1998. The Company sold the commercial aircraft assigned to it with a net book value of $2.0 million, net of outstanding receivables, for proceeds of $4.7 million.

     During the nine months ended September 30, 1998, the Company purchased a 50% interest in an MD-82 stage III commercial aircraft for $6.8 million (a deposit of $0.7 million was paid in December of 1997) and a 50% interest in an MD-82 stage III commercial aircraft for $7.8 million.

6.   Debt

     The Manager entered into a short-term, joint $50.0 million credit facility which is due to expire on November 2, 1998. This facility was amended on June 1, 1998 to temporarily increase the borrowing capacity of American Finance Group, Inc. (AFG), a subsidiary of PLM International, Inc., from $50.0 million to $55.0 million until September 1, 1998. On June 8, 1998, this facility was amended again to temporarily increase AFG's borrowing capacity from $55.0 million to $60.0 million until July 8, 1998. As of September 30, 1998, the Company had no borrowing under the short-term joint $50.0 million credit facility. Among the other eligible borrowers, AFG had borrowings of $44.2 million, and TEC Acquisub, Inc., an indirect wholly-owned subsidiary of PLM International, Inc., had borrowings of $0.3 million under the short-term joint, $50.0 million credit facility as of September 30, 1998. No other eligible borrower had any outstanding borrowings.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1998

6.   Debt (continued)

     The Manager believes it will renew the credit facility upon its expiration with similar terms as those in the current credit facility.

7.   Net Income (Loss) Per Weighted-Average Class A Unit

     Net income (loss) per weighted-average Class A unit was computed by dividing net income (loss) attributable to Class A members by the weighted-average number of Class A units deemed outstanding during the period. The weighted-average number of Class A units deemed outstanding during the three and nine months ended September 30, 1998 and 1997 was 4,999,581.

8.   Subsequent Event

     On October 29, 1998, the Manager received a commitment letter from the lender of the short-term credit facility extending the credit facility to November 1, 1999. The terms of the credit facility remained substantially the same as the previous credit facility.














                     (This space intentionally left blank.)

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

(I)   RESULTS OF OPERATIONS

Comparison of the Professional Lease Management Income Fund I, L.L.C.'s (Fund I's or the Company's) Operating Results for the Three Months Ended September 30, 1998 and 1997

(A)       Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating expenses, and asset-specific insurance expenses) on owned equipment increased during the third quarter of 1998, compared to the same quarter of 1997. The following table presents lease revenues less direct expenses by owned equipment type (in thousands of dollars):


                                                                           For the Three Months
                                                                            Ended September 30,
                                                                          1998               1997
                                                                      -------------------------------

Marine vessels                                                          $  2,026          $    806
Aircraft                                                                   1,003             1,249
Trailers                                                                     927               842
Rail equipment                                                               823               628
Mobile offshore drilling unit                                                 --               502


Marine vessels: Marine vessel lease revenues and direct expenses were $2.7 million and $0.7 million, respectively, for the third quarter of 1998, compared to $1.2 million and $0.4 million, respectively, during the same quarter of 1997. Marine vessel contribution increased due to the purchase of two marine vessels in 1998.

Aircraft: Aircraft lease revenues and direct expenses were $1.0 million and $11,000, respectively, for the third quarter of 1998, compared to $1.2 million and $11,000, respectively, during the same quarter of 1997. Aircraft contribution decreased due to the sale of an aircraft at the end of the second quarter of 1998.

Trailers: Trailer revenues and direct expenses were $1.1 million and $0.2 million, respectively, for the third quarter of 1998, compared to $0.9 million and $0.1 million, respectively, for the same period of 1997. Lease revenues increased in the third quarter of 1998 compared to the same period in 1997 due to the purchase of additional trailers in the third quarter of 1997 and higher utilization earned on trailers operating in the short-term rental facilities. Expenses increased due to repairs required on certain trailers in the third quarter of 1998, which were not needed in the same period in 1997.

Rail equipment: Rail equipment lease revenues and direct expenses were $1.0 million and $0.2 million, respectively, for the third quarter of 1998, compared to $0.8 million and $0.2 million, respectively, during the same quarter of 1997. Rail equipment contribution increased due to the purchase of rail equipment in the first quarter of 1998.

Mobile offshore drilling unit (rig): Revenues and direct expenses were $0.5 million and $4,000, respectively, during the third quarter of 1997. This rig was sold in the fourth quarter of 1997 as part of the original purchase agreement that gave the charterers the option to purchase the rig. The Company did not own any rigs in the third quarter of 1998.

(B) Interest and Other Income

Interest and other income decreased $0.1 million due to lower average cash balances in the third quarter of 1998, compared to the same period in 1997.

(C) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $4.9 million for the quarter ended September 30, 1998 decreased from $5.4 million for the same period in 1997. Significant variances are explained as follows:

     (1) A $0.5 million decrease in depreciation and amortization expenses from 1997 levels reflects the Company's double-declining balance depreciation method which results in greater depreciation in the first years an asset is owned and the effects of the sale of the aircraft in the second quarter of 1998 and the sale of the mobile offshore drilling unit at the end of 1997, which was partially offset by the purchase of equipment during 1997 and 1998.

     (2) A $0.1 million decrease in administrative expenses from 1997 levels resulted from decreased administrative costs associated with the short-term trailer rental facilities in the third quarter of 1998, compared to the same period in 1997.

     (3) A $0.1 million increase in management fees to affiliate reflects the higher levels of lease revenues in 1998, compared to 1997, due to the purchase of additional equipment in 1997 and 1998.

(D)  Net Gain on Disposition of Owned Equipment

The net gain on disposition of equipment for the third quarter of 1998 totaled $16,000, and resulted from the sale of a railcar with a net book value of $21,000, for proceeds of $37,000. There was no sales or dispositions of owned equipment in the third quarter of 1997.

Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities (USPEs)

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):


                                                                         For the Three Months
                                                                          Ended September 30,
                                                                         1998               1997
                                                                    --------------------------------

Mobile offshore drilling unit                                          $     140          $      6
Aircraft                                                                    (796)              405
Marine vessel                                                             (1,023)             (136)
                                                                    ---------------------------------
       Equity in Net Income (Loss) of USPEs                            $  (1,679)         $    275
                                                                    =================================

Mobile offshore drilling unit: As of September 30, 1998 and 1997, the Company had an interest in an entity that owns a mobile offshore drilling unit. Mobile offshore drilling unit revenues and expenses were $0.6 million and $0.5 million, respectively, for the third quarter of 1998, compared to $0.6 million and $0.6 million, respectively, during the same quarter of 1997. Expenses decreased in the third quarter of 1998, due to the use of the double-declining balance depreciation method, which results in greater depreciation in the early years an asset is owned.

Aircraft: As of September 30, 1998, the Company owned interests in two trusts that each own a commercial aircraft, and an interest in two trusts that own a total of three commercial aircraft, two aircraft engines, and a portfolio of aircraft rotables. As of September 30, 1997, the Company owned an interest in a trust that owned six commercial aircraft, an interest in another trust that owns four commercial aircraft, and an interest in two trusts that owned a total of three commercial aircraft, two aircraft engines, and a portfolio of aircraft rotables. Aircraft lease revenues and expenses were $0.9 million and $1.7 million, respectively, for the third quarter of 1998, compared to $1.4 million and $1.0 million, respectively, for the same quarter of 1997. Lease revenues decreased due to the sale of the Company's investment in two trusts containing ten commercial aircraft and a lower lease rate earned on certain equipment in the third quarter of 1998 compared to the same period in 1997. The decrease in lease revenues was offset in part by the Company's investment in two additional trusts owning a total of two aircraft during 1998. The increase in the expenses was due primarily to the depreciation on the investment in two additional trusts during 1998, which was offset, in part, by the sale of the Company's interest in the two trusts.

Marine vessel: As of September 30, 1998 and 1997, the Company had an interest in an entity that owns a marine vessel. During the third quarter of 1998, marine vessel revenues of $0.2 million were offset by depreciation and administrative expenses of $0.2 million, and a loss on the revaluation of the marine vessel of $1.0 million. During the same period of 1997, revenues of $0.3 million were offset by depreciation and administrative expenses of $0.4 million. Revenues decreased primarily due to a marine vessel that the Company owns an interest in being off-hire for 20 days in the third quarter of 1998 compared to 2 days in
the  same  period  in  1997.   Expenses   decreased   due  to  the  use  of  the
double-declining balance depreciation method, which results in greater depreciation in the first years an asset is owned and reduced repairs and maintenance expenses in the third quarter of 1998 compared to the same period in 1997. Loss on revaluation of equipment of $1.0 million during the third quarter of 1998, resulted from the Company reducing the carrying value of its interest in an entity owning a marine vessel to its estimated net realizable value. There was no revaluation of interest required during the same period of 1997.

(F)       Net Loss

As a result of the foregoing, the Company had a net loss of $1.8 million for the third quarter of 1998, compared to $1.0 million during the same period of 1997. The Company's ability to acquire, operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Company's performance in the third quarter of 1998 is not necessarily indicative of future periods. In the third quarter of 1998, the Company distributed $2.5 million to Class A members, or $0.50 per weighted-average Class A unit.

Comparison of the Company's Operating Results for the Nine Months Ended September 30, 1998 and 1997

(A)       Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating expenses, and asset-specific insurance expenses) on owned equipment increased during the nine months ended September 30, 1998, compared to the same period of 1997. The following table presents lease revenues less direct expenses by owned equipment type (in thousands of dollars):


                                                                           For the Nine Months
                                                                           Ended September 30,
                                                                          1998              1997
                                                                      ------------------------------

Marine vessels                                                          $ 4,198           $ 1,323
Aircraft                                                                  3,490             3,748
Rail equipment                                                            2,578             2,025
Trailers                                                                  2,368             2,334
Mobile offshore drilling unit                                                --             1,056


Marine vessels: Marine vessel lease revenues and direct expenses were $5.8 million and $1.6 million, respectively, for the nine months ended September 30, 1998, compared to $2.4 million and $1.1 million, respectively, during the same period of 1997. Marine vessel contribution increased due to the purchase of a marine vessel at the end of the second quarter of 1997 and two marine vessels in the nine months ended September 30, 1998.

Aircraft: Aircraft lease revenues and direct expenses were $3.5 million and $34,000, respectively, during the nine months ended September 30, 1998, compared to $3.8 million and $29,000, respectively, during the same period of 1997. Aircraft contribution decreased due to the sale of an aircraft at the end of the second quarter of 1998.

Rail equipment: Rail equipment lease revenues and direct expenses were $3.0 million and $0.4 million, respectively, for the nine months ended September 30, 1998, compared to $2.4 million and $0.4 million, respectively, during the same period of 1997. Lease revenues increased in the nine months of 1998, compared to the same period of 1997 due to the purchase of rail equipment in the first quarter of 1998.

Trailers: Trailer revenues and direct expenses were $2.8 million and $0.4 million, respectively, for the nine months ended September 30, 1998, compared to $2.6 million and $0.3 million, respectively, during the same period in 1997. Lease revenues increased in the nine months ended September 30, 1998, compared to the same period in 1997 due to the purchase of additional trailers in the third quarter of 1997 and higher utilization earned on trailers operating in the short-term rental facilities. Expenses increased due to repairs required on certain trailers in the nine months ended September 30, 1998, which were not needed in the same period in 1997.

Mobile offshore drilling unit: Revenues and direct expenses were $1.1 million and $22,000, respectively, during the nine months ended September 30, 1997. This rig was sold in the fourth quarter of 1997 as part of the original purchase agreement that gave the charterers the option to purchase the rig. The Company did not own any rigs during the nine months ended September 30, 1998.

(B)         Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $13.6 million for the nine months ended September 30, 1998 decreased from $14.8 million for the same period of 1997. Significant variances are explained as follows:

     (1) A $1.7 million decrease in depreciation and amortization expenses from 1997 levels reflects the Company's double-declining balance depreciation method which results in greater depreciation in the first years an asset is owned and the effects of the sale of the aircraft in the second quarter of 1998 and the mobile offshore drilling unit at the end of 1997, which was partially offset by the purchase of equipment during 1998 and 1997.

     (2) A $0.1 million increase in management fees to affiliate reflects the higher levels of lease revenues in 1998, compared to 1997, due to the additional purchase of equipment in 1997 and 1998.

     (3) A $0.4 million increase in interest expense was due to higher average outstanding borrowings in the nine months ended September 30, 1998 compared to the same period in 1997.

(C) Net Gain on Disposition of Owned Equipment

The net gain on disposition of equipment for the nine months ended September 30, 1998 totaled $2.8 million, and resulted from the sale of an aircraft, rail equipment and trailers with an aggregate net book value of $2.8 million, net of outstanding receivables, for proceeds of $5.6 million. Net gain on the disposition of equipment for the nine months ended September 30, 1997 totaled $5,000, and resulted from the sale of trailers with a net book value of $22,000, for proceeds of $27,000.

(D) Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):


                                                                          For the Nine Months
                                                                          Ended September 30,
                                                                         1998               1997
                                                                    --------------------------------

Aircraft                                                               $   4,651          $  1,297
Mobile offshore drilling unit                                                382              (467)
Marine vessel                                                             (1,241)             (340)
                                                                    ---------------------------------
       Equity in Net Income of USPEs                                   $   3,792          $    490
                                                                    =================================

Aircraft: As of September 30, 1998, the Company owned interests in two trusts that each own a commercial aircraft, and an interest in two trusts that own a total of three commercial aircraft, two aircraft engines, and a portfolio of aircraft rotables. As of September 30, 1997, the Company owned an interest in a trust that owned six commercial aircraft, an interest in another trust that owns four commercial aircraft, and an interest in two trusts that owned three commercial aircraft, two aircraft engines, and a portfolio of aircraft rotables. During the nine months ended September 30, 1998, aircraft lease revenues were $3.4 million and the gain from the sale of the Company's interest in two trusts that owned commercial aircraft of $6.3 million was offset by expenses of $5.0 million. During the same period in 1997, lease revenues and expenses were $4.4 million and $3.1 million, respectively. Lease revenues decreased due to the sale of the Company's investment in two trusts containing ten commercial aircraft and a lower lease rate earned on certain equipment. The decrease in lease revenues was offset in part by the Company's investment in two additional trusts owning a total of two aircraft during 1998. The increase in expenses was due primarily to depreciation on the investment in two additional trusts during 1998, which was offset in part by the sale of the Company's interest in the two trusts.

Mobile offshore drilling unit: As of September 30, 1998 and 1997, the Company had an interest in an entity that owns a mobile offshore drilling unit. Mobile offshore drilling unit revenues and expenses were $1.8 million and $1.4 million, respectively, for the nine months ended September 30, 1998, compared to $1.4 million and $1.9 million, respectively, during the same period in 1997. Lease revenue increased in the nine months ended September 30, 1998, compared to the same period in 1997 due to the increase of the Company's interest in this investment from 35% to 61% late in the first quarter of 1997. Depreciation expense decreased in the nine months ended September 30, 1998, compared to the same period in 1997 due to the Company's double-declining balance depreciation method which results in greater depreciation in the first years an asset is owned.

Marine vessel: As of September 30, 1998 and 1997, the Company had an interest in an entity that owns a marine vessel. During the nine months ended September 30, 1998, marine vessel revenues were $0.8 million offset by depreciation and administrative expenses of $1.0 million, and a loss on the revaluation of a marine vessel of $1.0 million. During the same period of 1997, revenues of $0.9 million were offset by depreciation and administrative expenses of $1.2 million. Revenues decreased primarily due to a marine vessel that the Company owns an interest in being off-hire for 20 days in the third quarter of 1998 compared to 2 days in the same period in 1997. Expenses decreased due to the use of the double-declining balance depreciation method, which results in greater depreciation in the first years an asset is owned and reduced repairs and maintenance expenses in the nine months ended September 30, 1998, compared to the same period in 1997. Loss on revaluation of equipment of $1.0 million for the nine months ended September 30, 1998, resulted from the Company reducing the carrying value of its interest in an entity owning a marine vessel to its estimated net realizable value. There was no revaluation of interest required during the same period of 1997.

(E)       Net Income (Loss)

As a result of the foregoing, the Company had a net income of $5.9 million for the nine months ended September 30, 1998, compared to net loss of $3.5 million during the same period of 1997. The Company's ability to acquire, operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Company's performance in the nine months ended September 30, 1998 is not necessarily indicative of future periods. In the nine months ended September 30, 1998, the Company distributed $7.5 million to the Class A members, or $1.50 per weighted-average Class A unit.

(II)      FINANCIAL CONDITION -- CAPITAL RESOURCES AND LIQUIDITY

For the nine months ended September 30, 1998, the Company generated $18.2 million in operating cash (net cash provided by operating activities, plus non-liquidating distributions from USPEs) to meet its operating obligations, maintain working capital reserves, and maintain the current level of distributions (total for the nine months ended September 30, 1998 of $8.8 million) to the members.

During the nine months ended September 30, 1998, the Company purchased 39 rail equipment, two marine vessels (a deposit of $0.9 million was paid in December 1997 for the purchase of one of these marine vessels) and a hush kit for an aircraft for a total of $28.4 million.

The Manager has entered into a short-term joint $50.0 million credit facility. As of November 6, 1998, TEC Acquisub, Inc., an indirect wholly-owned subsidiary of PLM International, Inc., had borrowings of $0.3 million and American Finance Group, Inc., a subsidiary of PLM International, Inc., had borrowings of $39.1 million under the short-term joint $50.0 million credit facility. No other eligible borrower had any outstanding borrowings.

(III) EFFECTS OF YEAR 2000

It is possible that the Manager's currently installed computer systems, software products and other business systems, or the Company's vendors, service providers and customers, working either alone or in conjunction with other software or systems, may not accept input of, store, manipulate and output dates on or after January 1, 2000 without error or interruption (a problem commonly known as the "Year 2000" problem). As the Company relies substantially on the Manager's software systems, applications and control devices in operating and monitoring significant aspects of its business, any Year 2000 problem suffered by the Manager could have a material adverse effect on the Company's business, financial condition and results of operations.

The Manager has established a special Year 2000 oversight committee to review the impact of Year 2000 issues on its software products and other business systems in order to determine whether such systems will retain functionality after December 31, 1999. The Manager (a) is currently integrating Year 2000 compliant programming code into its existing internally customized and internally developed transaction processing software systems and (b) the Manager's accounting and asset management software systems have either already been made Year 2000 compliant or Year 2000 compliant upgrades of such systems are planned to be implemented by the Manager before the end of fiscal 1999. Although the Manager believes that its Year 2000 compliance program can be completed by the beginning of 1999, there can be no assurance that the compliance program will be completed by that date. To date, the costs incurred and allocated to the Company to become Year 2000 compliant have not been material. In addition, the Manager believes the future costs allocable to the Company to become Year 2000 compliant will not be material.

Some risks associated with the Year 2000 problem are beyond the ability of the Company to control, including the extent to which third parties can address the Year 2000 problem. The Manager has begun to communicate with vendors, services providers and customers in order to assess the Year 2000 compliance readiness of such parties and the extent to which the Company is vulnerable to any third-party Year 2000 issues. There can be no assurance that the software systems of such parties will be converted or made Year 2000 compliant in a timely manner. Any failure by the Manager or such other parties to make their respective systems Year 2000 compliant could have a material adverse effect on the business, financial position and results of operations of the Company. The Manager will make an ongoing effort to recognize and evaluate potential exposure relating to third-party Year 2000 non-compliance and will develop a contingency plan if the Manager determines, or is unable to determine, that third-party non-compliance would have a material adverse effect on the Company's business, financial position or results of operation.

(IV) ACCOUNTING PRONOUNCEMENTS

In September 1997, the Financial Accounting Standards Board issued two new statements: SFAS No. 130, "Reporting Comprehensive Income," which requires enterprises to report, by major component and in total, all changes in equity from nonowner sources; and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for a public company's operating segments and related disclosures about its products, services, geographic areas, and major customers. Both statements are effective for the Partnership's fiscal year ended December 31, 1998, with earlier application permitted. The effect of adoption of these statements will be limited to the form and content of the Partnership's disclosures and will not impact the Partnership's results of operations, cash flow, or financial position.

In September 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. This statement is effective for all quarters of fiscal years beginning after September 15, 1999. As of September 30, 1998, the Manager is reviewing the effect this standard will have on the Company's consolidated financial statements.

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" which requires start-up activities and organization costs to be expensed as incurred. The statement requires that initial application be reported as a cumulative effect of a change in accounting principle. This statement is effective for the Company's fiscal year ended December 31, 1999, with earlier application permitted. The Manager is continuing to review this statement for any other impact it may have on the Company's financial statements.

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

The Company intends to use excess cash flow, after payment of expenses, the maintenance of working capital reserves, and cash distributions, to acquire additional equipment during the first nine years of the Company's operations which concludes December 31, 2002. The Manager believes that these acquisitions may cause the Company to generate additional earnings and cash flow for the Company.

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

                          PART II -- OTHER INFORMATION



Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits

          10.1 Commitment Letter from First Union National Bank dated October 29, 1998 extending the $50.0 million Warehousing Credit Agreement until November 2, 1998.


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


                           PROFESSIONAL LEASE MANAGEMENT
                           INCOME FUND I, L.L.C.
                           By:  PLM Financial Services, Inc.
                                Manager




Date: November 6, 1998     By:  /s/ Richard K Brock
                                ---------------------
                                Richard K Brock
                                Vice President and
                                Corporate Controller