Form 10-K
period 1998-12-31
PROFESSIONAL LEASE MANAGEMENT INCOME FUND I LLC
filed 1999-03-29
CIK 928956

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------
                                    FORM 10-K


         [X]      Annual  Report   Pursuant  to  Section  13  or  15(d)  of  the
                  Securities Exchange Act of 1934 For the fiscal year ended December 31, 1998.

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

Aggregate market value of voting stock:  N/A

An index of exhibits filed with this Form 10-K is located at page 28.

Total number of pages in this report:  125.

                                     PART I
ITEM 1.  BUSINESS

(A)  Background

In August 1994, PLM Financial Services, Inc. (FSI or the Manager), a wholly-owned subsidiary of PLM International, Inc. (PLMI International or PLMI), filed a Registration Statement on Form S-1 with the Securities and Exchange Commission with respect to a proposed offering of 5,000,000 Class A units (the units) in Professional Lease Management Income Fund I, L.L.C., a Delaware Limited Liability Company (the Fund). The Fund's offering became effective on January 23, 1995. The Fund engages in the business of investing in a diversified equipment portfolio consisting primarily of used, long-lived, low-obsolescence capital equipment that is easily transportable by and among prospective users.

The Fund's primary objectives are:

     (1) to invest in a diversified portfolio of low-obsolescence equipment having long lives and high residual values, at prices that the Manager believes to be below inherent values, and to place the equipment on lease or under other contractual arrangements with creditworthy lessees and operators of equipment. All transactions over $1.0 million must be approved by the PLMI Credit Review Committee (the Committee), which is made up of members of PLMI's senior management. In determining a lessee's creditworthiness, the Committee will consider, among other factors, the lessee's financial statements, internal and external credit ratings, and letters of credit;

     (2) to generate cash distributions, which may be substantially tax-deferred (i.e., distributions that are not subject to current taxation) during the early years of the Fund;

     (3) to create a significant degree of safety relative to other equipment leasing investments through the purchase of a diversified equipment portfolio. This diversification reduces the exposure to market fluctuations in any one sector. The purchase of used, long-lived, low-obsolescence equipment, typically at prices that are substantially below the cost of new equipment, also reduces the impact of economic depreciation and can create the opportunity for appreciation in certain market situations, where supply and demand return to balance from oversupply conditions; and

     (4) to increase the Fund's revenue base by reinvesting a portion of its operating cash flow in additional equipment during the first six years of the Fund's operation in order to grow the size of its portfolio. Since net income and distributions are affected by a variety of factors, including purchase prices, lease rates, and costs and expenses, growth in the size of the Fund's portfolio does not necessarily mean that the Fund's aggregate net income and distributions will increase upon the reinvestment of operating cash flow.

The offering of units of the Fund closed on May 13, 1996. As of December 31, 1998, there were 4,999,581 units outstanding. The Manager contributed $100 for its Class B Member interest in the Fund. The Manager paid out of its own corporate funds (as a capital contribution to the Fund) all organization and syndication expenses incurred in connection with the offering; therefore, 100% of the net cash proceeds received by the Fund from the sale of Class A Units were used to purchase equipment and establish any required cash reserves.

Beginning in the Fund's seventh year of operation, which commences January 1, 2003, the Manager will stop reinvesting cash flow and surplus funds, if any, less reasonable reserves, which will be distributed to the partners. Between the eighth and tenth years of operations, the Manager intends to begin its dissolution and liquidation in an orderly fashion, unless the Fund is terminated earlier upon sale of all of the equipment or by certain other events. However, under certain circumstances, the term of the Fund may be extended, although in no event will the Fund extend beyond December 31, 2010.

Table 1, below, lists the equipment and the cost of equipment in the Fund's portfolio, and the cost of investments in unconsolidated special-purpose entities, as of December 31, 1998 (in thousands of dollars):

                                     TABLE 1


 Units                 Type                                          Manufacturer                          Cost
------------------------------------------------------------------------------------------------------------------------

Owned equipment held for operating leases:

      2   Anchor handling supply marine
            vessels                                   Moss Point                                     $       17,700
      1   Oil tanker marine vessel                    Hyundai                                                17,000
      1   Bulk carrier marine vessel                  Hitachi Shipbuilding & Engineering Co.                 12,257
      4   737-200A stage II commercial
             aircraft                                 Boeing                                                 20,605
    362   Pressurized tank railcars                   Various                                                 9,504
    100   Covered hopper railcars                     Various                                                 5,445
    246   Box railcars                                Various                                                 4,972
    152   Foodservice refrigerated trailers           Various                                                 6,999
    445   Piggyback trailers                          Various                                                 6,696
     29   Over the road refrigerated trailers         Various                                                   833
     25   Over the road dry trailers                  Various                                                   259
                                                                                                     -------------------

          Total owned equipment held for operating leases                                            $      102,270<F1>
                                                                                                     ===================

Investments in unconsolidated special-purpose entities:

   0.61   Mobile offshore drilling unit               AT & CH de France                              $       12,100<F2>
   0.33   Two trusts consisting of a total of:
            Three 737-200A stage II
               commercial aircraft                    Boeing
            Two stage II JT8D aircraft engines        Pratt Whitney
            Portfolio of rotable components           Various                                                 9,999<F3>
   0.50   Trust owning an MD-82
            stage III commercial aircraft             McDonnell Douglas                                       7,775<F4>
   0.50   Trust owning an MD-82
            stage III commercial aircraft             McDonnell Douglas                                       6,825<F4>
   0.50   Container cargo feeder marine
            vessel                                    O. C. Staalskibsvaerft A/F                              3,836<F4>
                                                                                                     -------------------

              Total investments in unconsolidated special-purpose entities                           $       40,535<F1>
                                                                                                     ===================


<F1> Includes equipment and investments purchased with the proceeds from capital contributions, undistributed cash flow from operations and Fund borrowings. Includes costs capitalized, subsequent to the date of purchase.

<F2> Jointly owned by Fund I and two affiliated programs.

<F3> Jointly owned by Fund I and three affiliated programs.

<F4> Jointly owned by Fund I and an affiliated program.



The equipment is generally leased under operating leases for a term of one to six years.

As of December 31, 1998, approximately 33% of the Fund's trailer equipment was in rental facilities operated by PLM Rental, Inc., an affiliate of the Manager, doing business as PLM Trailer Leasing. Revenues collected under short-term rental agreements with the rental yards' customers are credited to the owners of the related equipment as received. Direct expenses associated with the equipment are charged directly to the Fund. An allocation of other indirect expenses of the rental yard operations is charged to the Fund monthly.

The lessees of the equipment include, but are not limited to: Transportation Airline Portugal, Norfolk Southern, Varig South America, Trans World Airlines, Seacor Smit Inc., and Burlington Northern Rail.

(B)  Management of Fund Equipment

The Fund has entered into an equipment management agreement with PLM Investment Management, Inc. (IMI), a wholly-owned subsidiary of FSI, for the management of the Fund's equipment. The Fund's management agreement with IMI is to co-terminate with the dissolution of the Fund unless the Class A members vote to terminate the agreement prior to that date or at the discretion of the Manager. IMI has agreed to perform all services necessary to manage the equipment on behalf of the Fund and to perform or contract for the performance of all obligations of the lessor under the Fund's leases. In consideration for its services and pursuant to the Operating Agreement, IMI is entitled to a monthly management fee. (See Notes 1 and 2 to the audited financial statements).

(C)  Competition

(1)  Operating Leases versus Full Payout Leases

Generally, the equipment owned by or invested in the Fund is leased out on an operating lease basis wherein the rents received during the initial noncancelable term of the lease are insufficient to recover the Fund's purchase price of the equipment. The short to mid-term nature of operating leases generally command a higher rental rate than longer-term, full payout leases and offers lessees relative flexibility in their equipment commitment. In addition, the rental obligation under an operating lease need not be capitalized on the lessee's balance sheet.

The Fund encounters considerable competition from lessors that utilize full payout leases on new equipment, i.e. leases that have terms equal to the expected economic life of the equipment. While some lessees prefer the flexibility offered by a shorter-term operating lease, other lessees prefer the rate advantages possible with a full payout lease. Competitors may write full payout leases at considerably lower rates and for longer terms than the Fund offers, or larger competitors with a lower cost of capital may offer operating leases at lower rates, which may put the Fund at a competitive disadvantage.

(2)  Manufacturers and Equipment Lessors

The Fund competes with equipment manufacturers who offer operating leases and full payout leases. Manufacturers may provide ancillary services that the Fund cannot offer, such as specialized maintenance service (including possible substitution of equipment), training, warranty services, and trade-in privileges.

The Fund also competes with many equipment lessors, including ACF Industries, Inc. (Shippers Car Line Division), GATX Corporation, General Electric Railcar Services Corporation, General Electric Capital Aviation Services Corporation, Xtra Corporation and other investment programs that lease the same types of equipment.

(D)  Demand

The Fund operates in the following operating segments: marine vessel leasing, aircraft leasing, railcar leasing, trailer leasing, and mobile offshore drilling unit leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers. Except for those aircraft leased to passenger air carriers, the Fund's equipment and investments are used to transport materials and commodities, rather than people.

The following section describes the international and national markets in which the Fund's capital equipment operates:

(1)  Marine Vessels

The Fund owns or has investments in small to medium-sized dry bulk vessels, product tankers, and container vessels that trade in worldwide markets and carry commodity cargoes. Demand for commodity shipping closely follows worldwide economic growth patterns, which can alter demand by causing changes in volume on trade routes. The Manager operates the several of the Fund's marine vessels through spot and period charters, an operating approach that provides the flexibility to adapt to changing market situations. The anchor handling supply vessels operates through bare-boat charters.

(a) Anchor Handling Supply Vessels

The Fund owns a U.S. flag anchor-handling/tug/supply boat that supports rig drilling operations in the U.S. Gulf of Mexico. Although the boat can be utilized in other geographic regions, the more desirable market is the U.S. Gulf of Mexico because of the U.S. maritime law stipulating that only U.S. flag vessels be used in this region. Demand for anchor-handling boats depends primarily on the demand for floating drilling services by oil companies. Demand for such services remained strong, and kept utilization of the 20 to 26 boats in the Gulf close to 100% --during both 1997 and 1998, no more than two boats were idle at any one time. Prospects for 1999 indicate that the strong market in the Gulf of Mexico will continue through the first half of the year. Activity during the second half of 1999 will depend on the strength of oil and gas prices and the effects such prices have on drilling. Even if oil company capital spending programs are cut back because of weak oil and gas prices, demand will be sustained at a base level by ongoing projects. The U.S. Gulf of Mexico fleet of anchor-handling/tug/supply vessels is relatively small, and should continue to realize relatively high utilization, even if drilling is reduced.

(b) Oil Tanker Vessel

The Fund owns a small to medium-sized product tanker that trades in worldwide markets and carry commodity cargoes. Demand for commodity shipping closely follows worldwide economic growth patterns, which can alter demand by causing changes in volume on trade routes. The Manager operates the Fund's vessels through spot and period charters, an operating approach that provides the flexibility to adapt to changing market situations.

Product tanker markets experienced a year in which a fall in product trade volume and an increase in total fleet size induced a decline in freight rates. Charter rates for standard-sized product tankers averaged $10,139 per day in 1998, compared to $13,277 per day in 1997. The weakening in rates resulted primarily from a decrease in product import levels to the United States and Japan. Significantly lower crude oil prices worldwide induced higher volumes of imports of crude oil to the United States, thereby lessening domestic demand for refined products. Product trade in 1998 fell by an estimated 5% worldwide. The crude oil trade, which is closely related to product trades, especially in larger vessels, remained stable in 1998. Crude trade grew 1% in volume, led by imports to Europe, which grew 6%.

Overall, the entire product tanker fleet grew only 1% in 1998. Supply growth in 1998 was moderated by high scrapping levels, especially of larger ships. In 1999, the fleet is expected to receive an additional 9% in capacity from newly built deliveries, most of which will be in large tankers (above 80,000 deadweight (dwt) tons) carrying crude products. Smaller tankers (below 80,000 dwt tons) are expected to receive 7% in new deliveries over current fleet levels.

While these new deliveries represent a high percentage of the existing fleet, the tanker markets are now beginning to feel the effects of the United States Oil Pollution Act of 1990. Under the act, older tankers are restricted from trading to the United States once they exceed 25 years old if they do not have double bottoms and/or double hulls. Similar though somewhat less stringent restrictions are in place in other countries with developed economies. The retirement of older, noncomplying tankers may allow the fleet to absorb what would otherwise be an excessive number of new orders in relation to current demand prospects. Given that a large proportion of the current tanker fleet does not meet these regulatory requirements, coupled with anticipated flat demand yet continuing high delivery levels, charter rates for 1999 are not anticipated to increase significantly from 1998 levels.

(c) Bulk Carrier Vessels

Freight rates for dry bulk vessels decreased for all ship sizes in 1998, with the largest vessels experiencing the greatest declines. After a relatively stable year in 1997, rates declined due to a decrease in cargo tonnage moving from the Pacific Basin and Asia to western ports. The size of the overall dry bulk carrier fleet decreased by 3%, as measured by the number of vessels, but increased by 1%, as measured by dwt tonnage. While scrapping of ships was a significant factor in 1998 (scrapping increased by 50% over 1997) overall there was no material change in the size of the dry bulk vessel fleet, as deliveries and scrappings were nearly equal.

Total dry trade (as measured in deadweight tons) was flat, compared to a 3% growth in 1997. As a result, the market had no foundation for increasing freight rates, and charter rates declined as trade not only failed to grow, but actually declined due to economic disruptions in Asia. Overall activity is expected to remain flat in 1999, with trade in two of the three major commodities static or decreasing in volume. Iron ore volume is expected to decrease, and grain trade is anticipated to be flat, while a bright spot remains in an estimated increase in steam coal trade.

Ship values experienced a significant decline in 1998, as expectations for trade growth were dampened. The decline in ship values was also driven by bargain pricing for newbuilding in Asian yards.

The uncertainty in forecasts is the Asian economic situations; if there is some recovery from the economic shake-up that started in the second half of 1997, then 1999 has prospects for improvement. The delivery of ships in 1999 is expected to be less than in 1998, and high scrapping levels should continue. Dry bulk shipping is a cyclical business -- inducing capital investment during periods of high freight rates and discouraging investment during periods of low rates. The current environment thus discourages investment. However, the history of the industry implies that this period will be followed by one of increasing rates and investment in new ships, driven by growth in demand. Over time, demand grows at an average of 3% a year, so when historic levels of growth in demand resume, the industry is expected to experience a significant increase in freight rates and ship values.

(d) Container Feeder Vessels

Container vessels transport containerized cargo. They are called feeder vessels when they move containers from small, outlying ports to main transportation hub ports, from which containers are moved by regularly scheduled liner services. Container vessels typically carry up to about 1,000 20-foot-equivalent unit containers (TEUs). This trade has been characterized by growth in both supply and demand for the past several years; however, in 1998, patterns changed. All containerized trade, as measured by TEU movement, grew 8% in shipments from Asia, but declined 14% in shipments to Asia, for a composite decline of 1% over 1997 levels. This flattening of trade represents a significant change in the container shipping markets, which have shown robust growth ever since containers were introduced as a shipping medium.

As with other shipping markets, the lack of growth in demand has occurred at the same time that the capacity to meet previously projected growth has been underway, and charter rates have decreased accordingly. The total fleet of containerized vessels has increased in capacity by over 60% since 1988. While some of this growth has come from very large vessels, which have created container shipping demand due to lower unit costs, the expansion of the fleet has eroded charter rates, since demand has not grown as quickly. For the larger container vessels (above 1,000 TEU per ship), rate erosion may continue, because ships on order could add as much as 16% to existing capacity through 2001. For feeder ships (less than 1,000 TEU), only 9% of existing capacity is on order, and most remaining orders will be delivered in 1999. While these deliveries will suppress prospects for improving feeder vessel charter rates in 1999, the lack of planned deliveries beyond then provides some potential for rate and value increases.

(2)  Aircraft

(a)  Commercial Aircraft


The world's major airlines experienced a fourth consecutive year of profits, showing a combined marginal net income (net income measured as a percentage of revenue) of 6%, compared to the industry's historical annual rate of 1%. Airlines recorded positive marginal net annual income of 2% in 1995, 4% in 1996, 6% in 1997, and 6% in 1998. The two factors that have led to this increase in profitability are improvements in yield management systems and reduced operating costs, particularly lowered fuel costs. These higher levels of profitability have allowed many airlines to re-equip their fleets with new aircraft, resulting in a record number of orders for manufacturers.


Major airlines increased their fleets from 7,181 aircraft in 1997 to 7,323 in 1998, which has resulted in more used aircraft available on the secondary market. Despite these increases, the number of Stage II aircraft in these fleets (similar to those owned by the Fund) decreased by 26% from 1997 to 1998, and sharper decreases are expected in 1999. This trend is due to Federal Aviation Regulation section C36.5, which requires airlines to convert 100% of their fleets to Stage III aircraft, which have lower noise levels than Stage II aircraft, by the year 2000 in the United States and the year 2002 in Canada and Europe. Stage II aircraft can be modified to Stage III with the installation of a hushkit that significantly reduces engine noise. The cost of hushkit installation ranges from $1.0 to $2.0 million for the types of aircraft owned by the Fund.


Orders for new aircraft have risen rapidly worldwide in recent years: 691 in 1995, 1,182 in 1996, 1,328 in 1997, and an estimated 1,500 in 1998. As a result of this increase in orders, manufacturers have expanded their production, and new aircraft deliveries have increased from 482 in 1995, 493 in 1996, and 674 in 1997, to an estimated 825 in 1998.


The industry now has in place two of the three conditions that led to financial problems in the early 1990s: potential excess orders and record deliveries. The missing element is a worldwide recession. Should a recession occur, the industry will experience another period of excess aircraft capacity and surplus aircraft on the ground.


The Fund's fleet of aircraft is a mix of Stage II and Stage III aircraft. The Stage II aircraft are either positioned with air carriers that are outside Stage III-legislated areas or anticipated to be sold or leased outside Stage III areas before the year 2000.


(b)  Aircraft Engines


Availability has decreased over the past two years for the Pratt & Whitney Stage II JT8D engine, which powers many of the Fund's Stage II commercial aircraft. This decrease in supply is due primarily to the limited production of spare parts to support these engines. Due to the fact that demand for this type of aircraft currently exceeds supply, the Fund expects to sell its JT8D engines in 1999.


(c)  Rotables


Aircraft rotables, or components, are replacement spare parts held in an airline's inventory. They are recycled parts that are first removed from an aircraft or engine, overhauled, and then recertified, returned to an airline's inventory, and ultimately refit to an aircraft in as-new condition. Rotables carry identification numbers that allow them to be individually tracked during their use.


The types of rotables owned and leased by the Fund include landing gear, certain engine components, avionics, auxiliary power units, replacement doors, control surfaces, pumps, and valves. The market for the Fund's rotables remains stable.


The Fund expects to sell the rotables used on its Stage II aircraft during 1999 as part of a package to sell several aircraft, engines, and rotables jointly owned by the Fund and an affiliated program.

(3)  Railcars

(a)  Pressurized Tank Railcars

Pressurized tank cars transport primarily two chemicals: liquefied petroleum gas (natural gas) and anhydrous ammonia (fertilizer). Natural gas is used in a variety of ways in businesses, electric plants, factories, homes, and now even cars. The demand for fertilizer is driven by a number of factors, including grain prices, the status of government farm subsidy programs, the amount of farming acreage and mix of crops planted, weather patterns, farming practices, and the value of the U.S. dollar.

In North America, 1998 carload originations of both chemicals and petroleum products remained relatively constant, compared to 1997. The 98% utilization rate of the Fund's pressurized tank cars was consistent with this statistic.

(b)  Covered Hopper (Grain) Railcars

Covered hopper railcars are used to transport grain to domestic food processors, poultry breeders, cattle feed lots, and for export. Demand for covered hopper cars softened. In 1998, as total North American grain shipments declined 8%, compared to 1997, with grain shipments within Canada contributing to most of this decrease. This has put downward pressure on lease rates, which has been exacerbated by a significant increase in the number of covered hopper cars built in the last few years. Since 1988, there has been a nearly 20% increase in rail transportation capacity assigned to agricultural service. In 1996, just over one-half of all new railcars built were covered hopper cars; in 1997, this percentage dropped somewhat, to 38% of all cars built.

The Fund's covered hopper cars were not impacted by the decrease in lease rates during 1998, as all of the cars continued to operate on long-term leases.

(c)  Box Railcars

Box cars are used primarily to transport paper and paper products. Carloadings of paper and paper products fell slightly in 1998, compared to 1997, decreasing by 2% both in the United States and Canada. Prices moved modestly higher for most grades of paper during the year, and a variety of positive industry factors indicates that the upturn could continue for some time. However, the financial difficulties now being experienced in parts of Asia may have a negative effect on future paper industry trends.

All of the Fund's box cars continued to operate on long-term leases during 1998.

(4)  Trailers

(a)  Foodservice Refrigerated Trailers

Foodservice distribution trailers are highly specialized, multi-temperature, multi-compartmental, refrigerated trailers used to transport food and other perishable goods on short-haul deliveries to restaurants, grocery stores, food processors, and warehouses. Consumer demand is fueling double-digit growth in the foodservice industry, reflecting the consumer trend toward eating fresh, easy-to-prepare foods. Heightened fears about food safety and increased service demands from customers have accelerated the development of new technology for refrigerated trailers and caused foodservice distributors to upgrade their fleets.

The foodservice industry's desire to utilize late-model trailers has helped the Manager expand its specialized refrigerated trailer fleet, as companies have found that leasing provides easy, affordable access to late-model equipment. Overall utilization and fleet size increased significantly in 1998, and the trend is expected to continue in 1999.

(b)  Intermodal Trailers

Intermodal (piggyback) trailers are used to ship goods either by truck or by rail. Activity within the North American intermodal trailer market declined slightly in 1998, with trailer shipments down 4% from 1997 levels, due primarily to rail service problems associated with the mergers in this area. Utilization of the intermodal per diem rental fleet, consisting of approximately 170,000 units, was 73%. Intermodal utilization in 1999 is expected to decline another 2% from 1998 levels, due to a slight leveling off of overall economic activity in 1999, after a robust year in 1998.

The Manager has initiated expanded marketing and asset management efforts for its intermodal trailers, from which it expects to achieve improved trailer utilization and operating results. During 1998, average utilization rates for the Fund's intermodal trailer fleet approached 80%.

(c)  Over-the-Road Refrigerated Trailers

The temperature-controlled over-the-road trailer market remained strong in 1998 as freight levels improved and equipment oversupply was reduced. Many refrigerated equipment users retired older trailers and consolidated their fleets, making way for new, technologically improved units. Production of new equipment is backlogged into the third quarter of 1999. In light of the current tight supply of trailers available on the market, it is anticipated that trucking companies and other refrigerated trailer users will look outside their own fleets more frequently by leasing trailers on a short-term basis to meet their equipment needs.

This leasing trend should benefit the Fund, which makes most of its trailers available for short-term leasing from rental yards owned and operated by a PLM International subsidiary. The Fund's utilization of refrigerated trailers showed improvement in 1998, with utilization rates approaching 70%, compared to 60% in 1997.

(d)  Over-the-Road Dry Trailers

The U.S. over-the-road dry trailer market continued to recover in 1998, with a strong domestic economy resulting in heavy freight volumes. The leasing outlook continues to be positive, as equipment surpluses of recent years are being absorbed by a buoyant market. In addition to high freight volumes, declining fuel prices have led to a strong trucking industry and improved equipment demand.

The Fund's dry van fleet experienced strong utilization throughout 1998, with utilization rates remaining well above 70% throughout the year.

(5)  Mobile Offshore Drilling Units

For the first half of 1998, overall worldwide demand for mobile offshore drilling units (rigs) continued the increases experienced in 1996 and 1997. During the second half of the year, demand softened -- particularly in the shallow-water U.S. Gulf markets -- due to decreases in worldwide oil prices and U.S. gas prices. Day rates in the shallow-water sector showed significant decreases; however, day rates for deep-water floating rigs maintained the gain attained earlier in the year. Future prospects for offshore drilling markets are favorable, since low oil and gas prices, along with economic growth in general, tend to stimulate demand for oil and gas. In the short term, 1999 is expected to be a flat year for growth in the offshore markets, with the exception of long-term projects already planned or contracted by large international oil and gas exploration and development companies.

The Fund currently has an interest in one drillship, a floating drilling rig. The floating rig market has experienced the most improvement of all rig types since 1995. Technological advances and more efficient operations have improved the economics of drilling and production in the deepwater locations in which floating rigs are utilized. Overall, demand for floating rigs increased from 128 rig-years in 1996 to 131 rig-years in 1997, and stayed at that level in 1998 (a rig-year is the equivalent of one rig employed for 12 consecutive months). The increase in demand and utilization during this period prompted significant increases in contract day rates and an associated increase in market values for floating rigs. Currently 177 floating rigs (151 semisubmersibles and 26 drillships) are operating internationally and 39 floating rigs are on order or undergoing conversion, scheduled for delivery between 1999 and 2001. All but six of these newbuildings and conversions have already been contracted for more than two years. This high level of commitment should prevent a significant deterioration in the market as the rigs are delivered.

(E)  Government Regulations

The use, maintenance, and ownership of equipment are regulated by federal, state, local and/or foreign government authorities. Such regulations may impose restrictions and financial burdens on the Fund's ownership and operation of equipment. Changes in government regulations, industry standards, or deregulation may also affect the ownership, operation, and resale of the equipment. Substantial portions of the Fund's equipment portfolio are either registered or operated internationally. Such equipment may be subject to adverse political, government, or legal actions, including the risk of expropriation or loss arising from hostilities. Certain of the Fund's equipment is subject to extensive safety and operating regulations, which may require its removal from service or extensive modification of such equipment to meet these regulations, at considerable cost to the Fund. Such regulations include but are not limited to:

     (1) the U.S. Oil Pollution Act of 1990, which established liability for operators and owners of vessels and mobile offshore drilling units that create environmental pollution. This regulation has resulted in higher oil pollution liability insurance. The lessee of the equipment typically reimburses the Fund for these additional costs;

     (2) the U.S. Department of Transportation's Aircraft Capacity Act of 1990, which limits or eliminates the operation of commercial aircraft in the United States that do not meet certain noise, aging, and corrosion criteria. In addition, under U.S. Federal Aviation Regulations, after December 31, 1999, no person may operate an aircraft to or from any airport in the contiguous United States unless that aircraft has been shown to comply with Stage III noise levels. The Fund has Stage II aircraft that do not meet Stage III requirements. The cost to install a hush kit to meet quieter Stage III requirements is approximately $1.5 million, depending on the type of aircraft. These Stage II aircraft will remain with the current lessee, which operate in a country that does not require this regulation. The Fund's 33% interest in two trusts that is comprised of a total of three Stage II narrowbody aircraft, two Stage II aircraft engines, and a portfolio of rotable components are also scheduled for sale during 1999;

     (3) the Montreal Protocol on Substances that Deplete the Ozone Layer and the United States Clean Air Act Amendments of 1990, which call for the control and eventual replacement of substances that have been found to cause or contribute significantly to harmful effects on the stratospheric ozone layer and that are used extensively as refrigerants in over-the-road refrigerated trailers;

     (4) the U.S. Department of Transportation's Hazardous Materials Regulations, which regulate the classification and packaging requirements of hazardous materials and which apply particularly to the Fund's tank railcars, issued a statement which requires the Fund to initially inspect approximately 23% of the tank railcars for a protective coating to the outside of the tank and the inside of the metal tank jacket whenever a tank is insulated. If any of the tank railcars inspected fail to meet the requirements, an additional percentage of the tank railcars will need to be inspected. If all the tank railcars in the initial inspection meet the issued requirements, the remaining railcars will be eliminated from the inspection program. The Fund owns 30 of these tank railcars. Tank railcars that fail the inspection, will have to be repaired at a cost of approximately $25,000 each before it can go back into service by August 2000. The initial inspection of tank railcars will be completed by the end of March 1999.

As of December 31, 1998, the Fund was in compliance with the above governmental regulations. Typically, costs related to extensive equipment modifications to meet government regulations are passed on to the lessee of that equipment.

ITEM 2.  PROPERTIES

The Fund neither owns nor leases any properties other than the equipment it has purchased or interests in entities which own equipment for leasing purposes. As of December 31, 1998, the Fund owned a portfolio of transportation and related equipment and investments in equipment owned by unconsolidated special-purpose entities (USPEs), as described in Item I, Table 1. The Fund acquired equipment with the proceeds of the Fund offering of $100.0 million, proceeds of debt financing of $25.0 million, and by reinvesting a portion of its operating cash flow in additional equipment.

The Fund maintains its principal office at One Market, Steuart Street Tower, Suite 800, San Francisco, California 94105-1301. All office facilities are provided by FSI without reimbursement by the Fund.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Fund's members during the fourth quarter of its fiscal year ended December 31, 1998.



                                     PART II

ITEM 5.    MARKET FOR THE FUND'S EQUITY AND RELATED UNITHOLDER MATTERS

Pursuant  to the terms of the  operating  agreement,  the  Manager is  generally entitled to a 1% interest in the profits and losses and 15% of cash distributions. The Manager will be specially allocated (i) 100% of the Fund's organizational and offering cost amortization expenses and (ii) income equal to the excess of cash distribution over the Manager`s 1% share of net profits. The effect on the Class A members of this special income allocation will be to increase the net loss or decrease the net profits allocable to the Class A members by an equal amount. After the investors receive cash distributions equal to their original capital contributions the Manager's interest in the cash distributions of the Fund will increase to 25%. The Manager is the sole holder of such interests. The remaining interests in the profits and losses and distributions of the Fund are owned as of December 31, 1998, by the approximately 5,032 holders of Units in the Fund.

There are several secondary markets in which Class A units trade. Secondary markets are characterized as having few buyers for limited partnership interests and, therefore, are generally viewed as inefficient vehicles for the sale of units. Presently, there is no public market for the units and none is likely to develop. To prevent the units from being considered publicly traded and thereby to avoid taxation of the Fund as an association treated as a corporation under the Internal Revenue Code, the units will not be transferable without the consent of the Manager, which may be withheld in its absolute discretion. The Manager intends to monitor transfers of units in an effort to ensure that they do not exceed the percentage or number permitted by certain safe harbors promulgated by the Internal Revenue Service. A transfer may be prohibited if the intended transferee is not an U.S. citizen or if the transfer would cause any portion of the units of a "Qualified Plan" as defined by the Employee Retirement Income Security Act of 1974 and Individual Retirement Accounts to exceed the allowable limit. The Fund may redeem a certain number of units each year under the terms of the Fund's operating agreement, beginning November 13, 1998. The purchase price paid by the Fund for outstanding Class A Units upon redemption will be equal to 105% of the amount Class A Members paid for the Class A Units, less the amount of cash distributions Class A Members have received relating to such Class A Units. The price may not bear any relationship to the fair market value of a Class A Unit. As of December 31, 1998, the Fund had agreed to purchase approximately 28,000 units for an aggregate price of approximately $0.4 million. The Manager anticipates that these units will be repurchased in the second and third quarters of 1999. In addition to these units, the Manager may purchase additional units on behalf of the Fund in the future.














                      (This space intentionally left blank)

ITEM 6.    SELECTED FINANCIAL DATA

Table 2, below, lists selected financial data for the Fund:

                                     TABLE 2

                          For the Years Ended December
                      31, (In thousands of dollars, except
                         weighted-average unit amounts)



                                                                    1998            1997            1996            1995
                                                                ---------------------------------------------------------------
                                                                                ------------------

               Operating results:
                 Total revenues                                 $    24,255     $   19,445      $   11,295      $    4,150
                 Net gain on disposition of
                   equipment                                          2,759          1,682              --              25
                 Equity in net income (loss) of
                   unconsolidated special-purpose
                   entities                                           2,928          1,270            (256 )            69
                 Net income (loss)                                    4,316         (2,052 )        (2,392 )          (618 )

               At year-end:
                 Total assets                                   $    93,466     $  101,482      $   87,755      $   62,589
                 Total liabilities                                   28,441         29,008           1,466           1,187
                 Note payable                                        25,000         25,000              --              --

               Cash distribution                                $    11,765     $   11,763      $    9,832      $    1,303

               Cash distribution representing
                  a return of capital to Class A members        $     7,405     $    9,998      $    8,471      $    1,180

               Per weighted-average Class A unit:

               Net income (loss)                                $      0.52     $    (0.75 )

               Cash distribution                                $      2.00     $     2.00          Various, according to
                                                                                                       interim closings
               Cash distribution representing a return
                 of capital                                     $      1.48     $     2.00














                      (This space intentionally left blank)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(A)  Introduction

Management's discussion and analysis of financial condition and results of operations relates to the Financial Statements of Professional Lease Management Income Fund I, L.L.C. (the Fund). The following discussion and analysis of operations focuses on the performance of the Fund's equipment in various segments in which it operates and its effect on the Fund's overall financial condition.

(B)  Results of Operations -- Factors Affecting Performance

(1)  Re-leasing Activity and Repricing Exposure to Current Economic Conditions

The exposure of the Fund's equipment portfolio to repricing risk occurs whenever the leases for the equipment expire or are otherwise terminated and the equipment must be remarketed. Major factors influencing the current market rate for the Fund's equipment include, but are not limited to, supply and demand for similar or comparable types of transport capacity, desirability of the equipment in the leasing market, market conditions for the particular industry segment in which the equipment is to be leased, overall economic conditions, and various regulations concerning the use of the equipment. Equipment that is idle or out of service between the expiration of one lease and the assumption of a subsequent lease can result in a reduction of contribution to the Fund. The Fund experienced re-leasing or repricing activity in 1998, primarily in its trailer, marine vessel and railcars portfolios.

(a) Trailers: The Fund's trailer portfolio operates in short-term rental facilities or with short-line railroad systems. The relatively short duration of most leases in these operations exposes the trailers to considerable re-leasing and repricing activity. Contributions from the Fund's trailers were higher than projected due to higher utilization and lease rates than in previous years.

(b) Marine vessels: Certain of the Fund's marine vessels and investment in an entity which owns a marine vessel operated in the time charter markets throughout 1998. Time charters of a short duration (such as a single voyage of 10 - 45 days), or may be of extended duration (as much as three years) in weaker cheaper markets. Short duration charters are the dominant forms of contract. During 1998, the Fund's marine vessels experienced a decrease in contribution due to lower re-lease rates as a result of a soft bulk carrier vessel market.

(c) Railcars: While this equipment experienced some re-leasing activity, lease rates in this market remain relatively constant.

(2)  Equipment Liquidations and Nonperforming Lessees

Liquidation of Fund equipment and investments in unconsolidated special-purpose entities (USPEs), unless accompanied by an immediate replacement of additional equipment earning similar rates (see Reinvestment Risk, below), represents a reduction in the size of the equipment portfolio and may result in a reduction of contribution to the Fund. Lessees not performing under the terms of their leases, either by not paying rent, not maintaining or operating the equipment in accordance with the conditions of the leases, or other possible departures from the leases, can result not only in reductions in contribution, but also may require the Fund to assume additional costs to protect its interests under the leases, such as repossession or legal fees. The Fund experienced the following in 1998:

(a) Liquidations: During 1998, the Fund received proceeds of $15.8 million from the sale and disposal of aircraft, trailers, railcars and its interest in two trusts containing eight aircraft.

(b) Nonperforming Lessees: In the fourth quarter of 1998, the Manager terminated the lease with a former charterer due to financial difficulties that the charterer encountered. Currently, the marine vessel in which the Fund has a 50% interest, is on lease with another charterer at a significantly lower rate.

(3)  Reinvestment Risk

Reinvestment risk occurs when; the Fund cannot generate sufficient surplus cash after fulfillment of operating obligations and distributions to reinvest in additional equipment during the reinvestment phase of Fund; equipment is sold or liquidated for less than threshold amounts; proceeds from disposition or surplus cash available for reinvestment cannot be reinvested at the threshold lease rates; or proceeds from dispositions or surplus cash available for reinvestment cannot be deployed in a timely manner.

During the first six years of operations through December 31, 2002, the Fund intends to increase its equipment portfolio by investing surplus cash in additional equipment after fulfilling operating requirements and paying distributions to the Members. Subsequent to the end of the reinvestment period, the Fund will continue to operate for an additional two years, then begin an orderly liquidation over an anticipated two-year period.

Other nonoperating funds for reinvestment are generated from the sale of equipment prior to the Fund's planned liquidation phase, the receipt of funds realized from the payment of stipulated loss values on equipment lost or disposed of during the time it is subject to lease agreements, or from the exercise of purchase options in certain lease agreements. Equipment sales generally result from evaluations by the Manager that continued ownership of certain equipment is either inadequate to meet Fund performance goals, or that market conditions, market values, and other considerations indicate it is the appropriate time to sell certain equipment.

During 1998, the Fund acquired two marine vessels (a deposit of $0.9 million was paid in December 1997 for the purchase of one of these marine vessels) for $26.2 million, a hush kit for an aircraft for $1.2 million and 39 railcars for $1.0 million. In addition, the Fund purchased a 50% interest in an MD-82 stage III commercial aircraft for $6.8 million (a deposit of $0.7 million was paid in December of 1997) and a 50% interest in another MD-82 stage III commercial aircraft for $7.8 million. The remaining interests are owned by affiliated programs.

(4)  Equipment Valuation

In accordance with Financial Accounting Standards Board statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Manager reviews the carrying value of the Fund's equipment portfolio at least quarterly in relation to expected future market conditions for the purpose of assessing the recoverability of the recorded amounts. If the undiscounted projected future lease revenues plus residual values are less than the carrying value of the equipment, a loss on revaluation is recorded. Reductions of $1.0 million to the carrying value of partially owned equipment were required during 1998. No reductions were required to the carrying value of equipment during 1997 or 1996.

As of December 31, 1998, the Manager estimated the current fair market value of the Fund's equipment portfolio, including the Fund's interest in equipment owned by USPEs, to be $118.0 million. This estimate is based on recent market transactions for equipment similar to the Fund's equipment portfolio and the Fund's interest in equipment owned by USPEs. Ultimate realization of fair market value by the Fund may differ substantially from the estimate due to specific market conditions, technological obsolescence, and government regulations, among other factors that the Manager cannot accurately predict.

(C) Financial  Condition -- Capital  Resources,  Liquidity,  and Unit Redemption
Plan

The Manager purchased the Fund's equipment portfolio with capital raised from its initial equity offering of $100.0 million and permanent debt financing of $25.0 million. No further capital contributions from Class A Members are permitted under the terms of the Fund's operating agreement. The Fund relies on operating cash flow to meet its operating obligations, make cash distributions to Members, and increase the Fund's equipment portfolio with any remaining available surplus cash. The total outstanding debt, currently $25.0 million, can be increased with borrowings from the short-term Committed Bridge Facility in an aggregate principal amount not to exceed the lesser of $10.0 million or 50% of the aggregate principal amount of the Notes outstanding at the time of issuance and not to remain outstanding for more than 180 days.

The Fund intends to rely on operating cash flow to meet its operating obligations, make cash distributions to Class A Members, and increase the Fund's equipment portfolio through reinvestment of any remaining surplus cash available in additional equipment.

For the year ended December 31, 1998, the Fund generated $23.7 million in operating cash (net cash provided by operating activities plus non-liquidating cash distributions from USPEs) to meet its operating obligations and make distributions of $11.8 to the members.

Pursuant to the terms of the operating agreement, beginning in the fourth quarter of 1998, the Fund may, at the sole discretion of the Manager, redeem up to 2% of the outstanding Class A units each year. The purchase price paid by the Fund for outstanding Class A Units upon redemption will be equal to 105% of the amount Class A Members paid for the Class A Units, less the amount of cash distributions Class A Members have received relating to such Class A Units. The price may not bear any relationship to the fair market value of a Class A Unit. As of December 31, 1998, the Fund had agreed to purchase approximately 28,000 units for an aggregate price of approximately $0.4 million. The Manager anticipates that these Class A units will be repurchased in the second and third quarters of 1999. In addition to these units, the Manager may purchase additional units on behalf of the Fund in the future.

The Fund has a $25.0 million note payable. The loan was funded in March 1997. The note bears interest at a fixed rate of 7.33% per annum and has a final maturity in 2006. Interest on the note is payable semi-annually. The note will be repaid in five principal payments of $3.0 million on December 31, 2000, 2001, 2002, 2003, and 2004 and two principal payments of $5.0 million on December 31, 2005, and 2006. The agreement requires the Fund to maintain certain financial covenants related to fixed-charge coverage.

The Manager has entered into a joint $24.5 million credit facility (the Committed Bridge Facility) on behalf of the Fund, PLM Equipment Growth Fund VI (EGF VI) and PLM Equipment Growth & Income Fund VII (EGF VII), both affiliated investment programs; and TEC Acquisub, Inc. (TECAI), an indirect wholly-owned subsidiary of the Manager. The Committed Bridge Facility may be used to provide interim financing of up to (i) 70% of the aggregate book value or 50% of the aggregate net fair market value of eligible equipment owned by the Fund, plus
(ii) 50% of unrestricted cash held by the borrower. The Fund, EGF VI, EGF VII, and TECAI collectively may borrow up to $24.5 million of the Committed Bridge Facility. Outstanding borrowings by one borrower reduce the amount available to each of the other borrowers under the Committed Bridge Facility. The Committed Bridge Facility also provides for a $5.0 million Letter of Credit Facility for the eligible borrowers. Individual borrowings may be outstanding for no more than 179 days, with all advances due no later than December 14, 1999. Interest accrues at either the prime rate or adjusted LIBOR plus 1.625% at the borrower's option and is set at the time of an advance of funds. Borrowings by the Fund are guaranteed by the Manager. As of December 31, 1998, no eligible borrower had any outstanding borrowings. As of March 25, 1999, EGF VI had outstanding borrowings of $3.7 million and TECAI had outstanding borrowings of $8.3 million; no other eligible borrower had any outstanding borrowings. The Manager believes it will be able to renew the Committed Bridge Facility upon its expiration with similar terms as those in the current Committed Bridge Facility.

The Manager has not planned any expenditures, nor is it aware of any contingencies that would cause it to require any additional capital to that mentioned above.

(D)  Results of Operations -- Year to Year Detail Comparison

(1) Comparison of the Fund's Operating Results for the Years Ended December 31, 1998 and 1997

(a)   Owned Equipment Operations

Lease revenues less direct expenses (defined as repair and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment increased during the year ended December 31, 1998, when compared to the same period of 1997. Gains or losses from the sale of equipment and certain expenses such as depreciation and amortization and general and administrative expenses relating to the operating segments (see Note 5 to the audited financial statements), are not included in the owned equipment operation discussion because they are more indirect in nature, not a result of operations but more the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):


                                                                             For the Years Ended
                                                                                December 31,
                                                                            1998             1997
                                                                         ----------------------------

  Marine vessels                                                         $  5,794         $  2,085
  Aircraft                                                                  4,525            4,994
  Rail equipment                                                            3,323            2,712
  Trailers                                                                  3,263            3,250
  Mobile offshore drilling unit                                                --            1,562


Marine vessels: Marine vessel lease revenues and direct expenses were $8.7 million and $2.9 million, respectively, for the year ended December 31, 1998, compared to $3.7 million and $1.6 million, respectively, during the same period of 1997. Marine vessel contribution increased due to the purchase of a marine vessel at the end of the second quarter of 1997 and a marine vessel in each of the first and second quarters of 1998.

Aircraft: Aircraft lease revenues and direct expenses were $4.6 million and $42,000, respectively, during the year ended December 31, 1998, compared to $5.0 million and $43,000, respectively, during the same period of 1997. Aircraft contribution decreased due to the sale of an aircraft at the end of the second quarter of 1998.

Rail equipment: Railcar lease revenues and direct expenses were $4.0 million and $0.6 million, respectively, for the year ended December 31, 1998, compared to $3.4 million and $0.7 million, respectively, during the same period of 1997. Lease revenues increased in the year ended December 31, 1998, compared to the same period of 1997 due to the purchase of rail equipment in the first quarter of 1998. Railcar expenses decreased due to lower running repairs required on certain railcars during 1997, that were not needed during 1998.

Trailers: Trailer revenues and direct expenses were $3.9 million and $0.6 million, respectively, for the year ended December 31, 1998, compared to $3.7 million and $0.4 million, respectively, during the same period in 1997. Lease revenues increased during 1998, due to the purchase of additional trailers in the third quarter of 1997 and higher utilization earned on trailers operating in the short-term rental facilities when compared to 1997. Expenses increased due to repairs required on certain trailers during 1998, which were not needed in 1997 and to the purchase of additional trailers.

Mobile offshore drilling unit (rig): Rig lease revenues and direct expenses were $1.6 million and $22,000, respectively, for the year ended December 31, 1997. This rig was sold in the fourth quarter of 1997 as part of the original purchase agreement that gave the charterer the option to purchase the rig. The Fund did not own any rigs during 1998.

(b)   Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $18.6 million for the year ended December 31, 1998 decreased from $20.0 million for the same period in 1997. Significant variances are explained as follows:

(i) A $2.0 million decrease in depreciation and amortization expenses from 1997 levels reflects the Fund's double-declining balance depreciation method, which results in greater depreciation in the first years an asset is owned, the effects of the sale of the aircraft in the second quarter of 1998, and the sale of the rig at the end of 1997. The decline was partially offset by the additional depreciation expense from the purchase of equipment during 1998 and 1997.

(ii) A $0.2 million increase in management fees to affiliate reflects the higher levels of lease revenues in 1998, when compared to 1997.

(iii) A $0.4 million increase in interest expense was due to a higher average debt balance outstanding during 1998 compared to 1997.

(c)   Net Gain on Disposition of Owned Equipment

Net gain on the disposition of equipment for the year ended December 31, 1998, totaled $2.8 million, and resulted from the sale of an aircraft, rail equipment, and trailers with an aggregate net book value of $2.6 million, for proceeds of $5.4 million. Net gain on the disposition of equipment for the year ended December 31, 1997 totaled $1.7 million, and resulted from the sale of trailers and a rig with an aggregate net book value of $9.2 million, for net sale proceeds of $10.9 million.

(d)  Equity in Net Income of Unconsolidated Special-Purpose Entities (USPEs)

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method are presented as follows (in thousands of dollars):


                                                                             For the Years Ended
                                                                                December 31,
                                                                            1998             1997
                                                                         ----------------------------

  Aircraft, aircraft engines and rotable components                      $   3,834        $  1,795
  Mobile offshore drilling unit                                                538            (183 )
  Marine vessel                                                             (1,444 )          (342 )
  ===================================================================================================
       Equity in net income of USPEs                                     $   2,928        $  1,270
  ===================================================================================================


Aircraft, aircraft engines and rotable components: As of December 31, 1998, the Fund owned interests in two trusts that each own a commercial aircraft, and an interest in two trusts that own a total of three commercial aircraft, two aircraft engines, and a portfolio of aircraft rotables. As of December 31, 1997, the Fund owned an interest in two trusts that each own four commercial aircraft, and an interest in two trusts that own a total of three commercial aircraft, two aircraft engines, and a portfolio of aircraft rotables. During the year ended December 31, 1998, lease revenues of $4.3 million and the gain from the sale of the Fund's interest in two trusts that owned commercial aircraft of $6.3 million were offset by depreciation, direct and administrative expenses of $6.8 million. During the year ended December 31, 1997, lease revenues and expenses were $5.9 million and $4.2 million, respectively. Lease revenues decreased due to the sale of the Fund's investment in two trusts containing eight commercial aircraft and a lower lease rate earned on certain equipment. The decrease in lease revenues was offset in part by the Fund's investment in two additional trusts owning a total of two aircraft during 1998. The increase in expenses was due primarily to depreciation on the investment in two additional trusts during 1998, which was partially offset in part by the sale of the Fund's interest in the two trusts.

Mobile offshore drilling unit: As of December 31, 1998 and 1997, the Fund had an interest in an entity that owns a mobile offshore drilling unit (rig). Rig revenues and expenses were $2.4 million and $1.9 million, respectively, for the year ended December 31, 1998, compared to $2.0 million and $2.2 million, respectively, during the same period in 1997. Lease revenue increased during 1998, compared to the same period in 1997 due to the increase of the Fund's interest in this investment from 35% to 61% late in the first quarter of 1997. Depreciation expense decreased in 1998, compared to 1997 due to the Fund's double-declining balance depreciation method which results in greater depreciation in the first years an asset is owned.

Marine vessel: As of December 31, 1998 and 1997, the Fund had an interest in an entity that owns a marine vessel. Marine vessel revenues and expenses were $0.9 million and $2.3 million, respectively, for the year ended December 31, 1998, compared to $1.2 million and $1.6 million, respectively, during the same period in 1997. Lease revenues decreased primarily due to the marine vessel that the Fund owns an interest in being off-hire for 58 days in 1998 compared to 2 days in the same period in 1997. Expenses increased due to the loss on revaluation of equipment of $1.0 million for the year ended December 31, 1998, which resulted from the Fund reducing the carrying value of its interest in an entity owning a marine vessel to its estimated net realizable value. There was no revaluation of the carrying value in the interest owning a marine vessel required during 1997. The increase in expenses were offset in part by the decreases in depreciation expense and direct expenses due to the use of the double-declining balance depreciation method, which results in greater depreciation in the first years an asset is owned and reduced repairs and maintenance expenses in the year ended December 31, 1998, compared to the same period in 1997.

(e)   Net Income (Loss)

As a result of the foregoing, the Fund's net income for the year ended December 31, 1998 was $4.3 million, compared to a net loss of $2.1 million during the same period of 1997. The Fund's ability to acquire, operate, and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Fund's performance in the year ended December 31, 1998 is not necessarily indicative of future periods. In the year ended December 31, 1998, the Fund distributed $10.0 million to the Class A members, or $2.00 per weighted-average Class A unit.

(2) Comparison of the Fund's Operating Results for the Year Ended December 31, 1997 and 1996

(a)   Owned Equipment Operations

Lease revenues less direct expenses (defined as repair and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment increased during the year ended December 31, 1997, when compared to the same period of 1996. Gains or losses from the sale of equipment and certain expenses such as depreciation and amortization and general and administrative expenses relating to the operating segments (see Note 5 to the audited financial statements), are not included in the owned equipment operation discussion because they are more indirect in nature, not a result of operations but more the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):


                                                                             For the Years Ended
                                                                                December 31,
                                                                            1997             1996
                                                                         ----------------------------

  Aircraft                                                               $  4,994        $   1,994
  Trailers                                                                  3,250            1,880
  Rail equipment                                                            2,712            2,371
  Marine vessels                                                            2,085            1,242
  Mobile offshore drilling unit                                             1,562               --


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

Mobile offshore drilling unit (rig): Rig lease revenues and direct expenses were $1.6 million and $22,000, respectively, for the year ended December 31, 1997. This rig was purchased in the first quarter of 1997, then sold in December 1997 as part of the original purchase agreement that gave the charterer the option to purchase the rig. The Fund did not own any rigs in the year ended December 31, 1996.

(b)   Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $20.0 million for the year ended December 31, 1997 increased from $11.0 million for the same period in 1996. The significant variances are explained as follows:

(i) A $6.6 million increase in depreciation and amortization expenses from 1996 levels reflects the purchase of equipment during 1997 and 1996.

(ii) A $1.4 million increase in interest expense was due to the Fund's borrowings under the long-term senior note agreement in 1997.

(iii) A $0.8 million increase in administrative expenses from 1996 levels resulted primarily from increased administrative costs associated with the short-term trailer rental facilities due to additional trailers operating in the facilities in the first year of 1997, compared to the same period of 1996.

(iv) A $0.4 million increase in management fees to affiliate reflects the higher levels of lease revenues in 1997, compared to 1996, due to the purchase of equipment throughout 1996 and 1997.

(c)   Net Gain on Disposition of Owned Equipment

Net gain on the disposition of equipment for the year ended December 31, 1997 totaled $1.7 million, and resulted from the sale of trailers and the sale of the rig with a net book value of $9.2 million, for proceeds of $11.0 million net of sales commissions of $0.1 million. There was no disposition of equipment in 1996.

(d)   Interest and Other Income

Interest and other income decreased $1.0 million due to lower cash balances available for investment in the year ended December 31, 1997, compared to the same period of 1996.

(e)   Equity in Net Income (Loss) of USPEs

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method are presented as follows (in thousands of dollars):


                                                                             For the Years Ended
                                                                                December 31,
                                                                            1997             1996
                                                                         ----------------------------

  Aircraft, aircraft engines and rotable components                      $  1,795           $  260
  Mobile offshore drilling unit                                              (183 )            (94 )
  Marine vessel                                                              (342 )           (422 )
  ===================================================================================================
       Equity in net income (loss) of USPEs                              $  1,270           $ (256 )
  ===================================================================================================


Aircraft, aircraft engines and rotable components: As of December 31, 1997 and 1996, the Fund owned an interest in a trust that owns four commercial aircraft, an interest in another trust that owns four commercial aircraft, and an interest in two trusts that own three commercial aircraft, two aircraft engines, and a portfolio of rotable components. Aircraft revenues and expenses were $5.9 million and $4.2 million, respectively, for the year ended December 31, 1997, compared to $5.6 million and $5.4 million, respectively, during the same period in 1996. The increase in revenues was due to the purchase of an interest in a trust that owns commercial aircraft at the end of the first quarter of 1996. These aircraft were on lease for the entire year of 1997, compared to only six months in the same period in 1996. The increase in revenues caused by this additional equipment was partially offset by a decrease in lease revenues due to lower lease rates for a trust for the year ended December 31, 1997 compared to the same period in 1996. Expenses decreased due to the use of the double-declining balance depreciation method, which results in greater depreciation in the first years an asset is owned.

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

(f)   Net Loss

As a result of the foregoing, the Fund's net loss for the year ended December 31, 1997 was $2.1 million for the year of 1997, compared to a net loss of $2.4 million during the same period of 1996. The Fund's ability to acquire, operate, and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Fund's performance during the year ended December 31, 1997 is not necessarily indicative of future periods. In the year ended December 31, 1997, the Fund distributed $10.0 million to the Class A members, or $2.00 per weighted-average Class A unit.

(E)  Geographic Information

Certain of the Fund's equipment operates in international markets. Although these operations expose the Fund to certain currency, political, credit and economic risks, the Manager believes these risks are minimal or has implemented strategies to control the risks. Currency risks are at a minimum because all invoicing, with the exception of a small number of railcars operating in Canada, is conducted in U.S. dollars. Political risks are minimized by avoiding countries that do not have a stable judicial system and established commercial business laws. Credit support strategies for lessees range from letters of credit supported by U.S. banks to cash deposits. Although these credit support mechanisms generally allow the Fund to maintain its lease yield, there are risks associated with slow-to-respond judicial systems when legal remedies are required to secure payment or repossess equipment. Economic risks are inherent in all international markets and the Manager strives to minimize this risk with market analysis prior to committing equipment to a particular geographic area. Refer to Note 6 to the audited financial statements for information on the lease revenues, net income (loss), and net book value of equipment in various geographic regions.

Revenues and net operating income by geographic region are impacted by the time period the assets are owned and the useful life ascribed to the assets for depreciation purposes. Net income (loss) from equipment is significantly impacted by depreciation charges, which are greatest in the early years due to the use of the double-declining balance method of depreciation. The relationships of geographic revenues, net income (loss), and net book value of equipment are expected to change significantly in the future, as assets come off lease and decisions are made to either redeploy the assets in the most advantageous geographic location or sell the assets.

The Fund's owned equipment on lease to United States (U.S.)-domiciled lessees consists of trailers, railcars, and interests in entities that own aircraft. During 1998, lease revenue in the U.S. accounted for 28% of the total lease revenues generated by wholly-owned and partially-owned equipment while reporting a net loss of $2.0 million compared to the total aggregate net income for the fund of $4.3 million. The loss was due primarily to the double-declining balance method of depreciation on the two additional aircraft that the Fund owns interests, purchased during 1998, which results in greater depreciation in the first years an asset is owned.

South American operations consists of four aircraft that generated revenues that accounted for 16% of the total lease revenues from wholly and partially-owned equipment, while the net income in this region accounted for $2.3 million of the total aggregate net income of $4.3 million for the entire Fund.

The Fund's equipment on lease to Canadian-domiciled lessees consist or consisted of railcars, aircraft and interests in entities that owned two trusts containing eight commercial aircraft. Lease revenues in Canada accounted for 9% of total lease revenues from wholly and partially-owned equipment while a net income accounted for $7.2 million of the total aggregate net income for the Fund of $4.3 million. The primary reason for this relationship is that the Fund sold an aircraft and its two trusts containing eight commercial aircraft for a net gain of $6.3 million.

European operations consist of interests in entities that own aircraft and aircraft rotables that generated lease revenues that accounted for 5% of total lease revenues from wholly-owned and partially-owned equipment revenues. The net income generated in this region accounted for $0.2 million of the $4.3 million in total aggregate net income for the entire Fund.

Two wholly-owned marine vessels, an investment in an entity that owns a marine vessel and an investment in an entity that owns a mobile offshore drilling unit, which were leased in the rest of the world accounted for 42% of the lease revenues from wholly and partially-owned equipment while the net loss in this region accounted for $1.1 million compared to the total aggregate net income of $4.3 million for the entire Fund. The primary reason for this relationship is that the Fund reduced the carrying value of its interest in an entity owning a marine vessel to its estimated net realizable value.

(F)  Effects Of Year 2000

It is possible that the Manager's currently installed computer systems, software products, and other business systems, or the Fund's vendors, service providers and customers, working either alone or in conjunction with other software or systems, may not accept input of, store, manipulate, and output dates on or after January 1, 2000 without error or interruption (a problem commonly known as the "Year 2000" problem). As the Fund relies substantially on the Manager's software systems, applications and control devices in operating and monitoring significant aspects of its business, any Year 2000 problem suffered by the Manager could have a material adverse effect on the Fund's business, financial condition and results of operations.

The Manager has established a special Year 2000 oversight committee to review the impact of Year 2000 issues on its software products and other business systems in order to determine whether such systems will retain functionality after December 31, 1999. The Manager (a) is currently integrating Year 2000 compliant programming code into its existing internally customized and internally developed transaction processing software systems and (b) the Manager's accounting and asset management software systems have either already been made Year 2000 compliant or Year 2000 compliant upgrades of such systems are planned to be implemented by the Manager before the end of fiscal 1999. Although the Manager believes that its Year 2000 compliance program can be completed by the beginning of 1999, there can be no assurance that the compliance program will be completed by that date. To date, the costs incurred and allocated to the Fund to become Year 2000 compliant have not been material. To date, the cost incurred, the Manager believes the future costs allocable to the Fund to become Year 2000 compliant will not be material.

It is possible that certain of the Fund's equipment lease portfolio may not be Year 2000 compliant. The Manager is currently contacting equipment manufacturers of the Fund's leased equipment portfolio to assure Year 2000 compliance or to develop remediation strategies. The Manager does not expect that non-Year 2000 compliance of the Fund's leased equipment portfolio will have an adverse material impact on its financial statements.

Some risks associated with the Year 2000 problem are beyond the ability of the Fund or Manager to control, including the extent to which third parties can address the Year 2000 problem. The Manager is communicating with vendors, services providers and customers in order to assess the Year 2000 compliance readiness of such parties and the extent to which the Fund is vulnerable to any third-party Year 2000 issues. There can be no assurance that the software systems of such parties will be converted or made Year 2000 compliant in a timely manner. Failure by the Manager or such other parties to make their respective systems Year 2000 compliant could have a material adverse effect on the business, financial position and results of operations of the Fund. The Manager will make an ongoing effort to recognize and evaluate potential exposure relating to third-party Year 2000 non-compliance and will develop a contingency plan if the Manager determines that third-party non-compliance will have a material adverse effect on the Fund's business, financial position or results of operation.

The Manager is currently developing a contingency plan to address the possible failure of any systems due to the Year 2000 problems. The Manager anticipates these plans will be completed by September 30, 1999.

(G)  Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued "Accounting for Derivative Instruments and Hedging Activities," (SFAS No. 133) which standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. This statement is effective for all quarters of fiscal years beginning after June 15, 1999. As of December 31, 1998, the Manager is reviewing the effect this standard will have on the Fund's consolidated financial statements.

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" which requires start-up activities and organization costs to be expensed as incurred. The statement requires that initial application be reported as a cumulative effect of a change in accounting principle. This statement is effective for the Fund's fiscal year ended December 31, 1999, with earlier application permitted. The Manager does not expect the adoption of this statement to have an adverse material impact on the Fund's financial statements.

(H)  Inflation

Inflation had no significant impact on the Fund's operations during 1998, 1997, or 1996.

(I)  Forward-Looking Information

Except for historical information contained herein, the discussion in this Form 10-K contains forward-looking statements that involve risks and uncertainties, such as statements of the Fund's plans, objectives, expectations, and intentions. The cautionary statements made in this Form 10-K should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-K. The Fund's actual results could differ materially from those discussed here.

(J)  Outlook for the Future

Several factors may affect the Fund's operating performance in 1999 and beyond, including changes in the markets for the Fund's equipment and changes in the regulatory environment in which that equipment operates.

The Fund's operation of a diversified equipment portfolio in a broad base of markets is intended to reduce its exposure to volatility in individual equipment sectors.

The ability of the Fund to realize acceptable lease rates on its equipment in the different equipment markets is contingent on many factors, such as specific market conditions and economic activity, technological obsolescence, and government or other regulations. The unpredictability of some of these factors makes it difficult for the Manager to clearly define trends or influences that may impact the performance of the Fund's equipment. The Manager continually monitors both the equipment markets and the performance of the Fund's equipment in these markets. The Manager may make an evaluation to reduce the Fund's exposure to those equipment markets in which it determines that it cannot operate equipment and achieve acceptable rates of return. Alternatively, the Manager may make a determination to enter those equipment markets in which it perceives opportunities to profit from supply-demand instabilities or other market imperfections.

The Fund intends to use excess cash flow, if any, after payment of expenses, loan principal and interest on debt, and cash distributions, to acquire additional equipment during the first six years of the Fund's operations which concludes December 31, 2002. The Manager believes that these acquisitions may cause the Fund to generate additional earnings and cash flow for the Fund.

(1)  Repricing and Reinvestment Risk

Certain of the Fund's aircraft, marine vessels, mobile offshore drilling unit, and trailers will be remarketed in 1999 as existing leases expire, exposing the Fund to some repricing risk/opportunity. Additionally, the Manager may elect to sell certain underperforming equipment or equipment whose continued operation may become prohibitively expensive. In either case, the Manager intends to re-lease or sell equipment at prevailing market rates; however, the Manager cannot predict these future rates with any certainty at this time, and cannot accurately assess the effect of such activity on future Fund performance. The proceeds from the sold or liquidated equipment will be redeployed to purchase additional equipment, as the Fund is in its reinvestment phase.

(2)  Impact of Government Regulations on Future Operations

The Manager operates the Fund's equipment in accordance with current applicable regulations (see Item 1, Section E, Government Regulations). However, the continuing implementation of new or modified regulations by some of the authorities mentioned previously, or others, may adversely affect the Fund's ability to continue to own or operate equipment in its portfolio. Additionally, regulatory systems vary from country to country, which may increase the burden to the Fund of meeting regulatory compliance for the same equipment operated between countries. Currently, the Manager has observed rising insurance costs to operate certain vessels in U.S. ports, resulting from implementation of the U.S. Oil Pollution Act of 1990. Ongoing changes in the regulatory environment, both in the United States and internationally, cannot be predicted with accuracy, and preclude the Manager from determining the impact of such changes on Fund operations, purchases, or sale of equipment. Under U.S. Federal Aviation Regulations, after December 31, 1999, no person may operate an aircraft to or from any airport in the contiguous United States unless that aircraft has been shown to comply with Stage III noise levels. The Fund has Stage II aircraft that do not meet Stage III requirements. These Stage II aircraft will remain with the current lessee, which operate in a country that does not require this regulation. The Fund's 33% interest in two trusts that is comprised of a total of three Stage II narrowbody aircraft, two Stage II aircraft engines, and a portfolio of rotable components are also scheduled for sale during 1999. Furthermore, the U.S. Department of Transportation's Hazardous Materials Regulations, which regulate the classification and packaging requirements of hazardous materials and which apply particularly to the Fund's tank railcars, issued a statement which requires the owner to inspect a certain percentage of the tank railcars for a protective coating to the outside of the tank and the inside of the metal tank jacket whenever a tank is insulated. The Fund owns tank railcars that need to be inspected and, if needed, repaired before it can go back into service by August 2000.

(3)  Additional Capital Resources and Distribution Levels

The Fund's initial contributed capital was composed of the proceeds from its initial offering of $100.0 million, supplemented by permanent debt in the amount of $25.0 million. The Manager has not planned any expenditures, nor is it aware of any contingencies that would cause it to require any additional capital to that mentioned above. The Fund intends to rely on operating cash flow to meet its operating obligations, make cash distributions to limited partners, make debt payments, and increase the Fund's equipment portfolio with any remaining surplus cash available.

Pursuant to the Fifth Amended and Restated Operating Agreement of Professional Lease Management Income Fund I, L.L.C. (the operating agreement), the Fund will cease to reinvest surplus cash in additional equipment beginning in its seventh year of operations which commences on January 1, 2003. Prior to that date, the Manager intends to continue its strategy of selectively redeploying equipment to achieve competitive returns. By the end of the reinvestment period, the Manager intends to have assembled an equipment portfolio capable of achieving a level of operating cash flow for the remaining life of the Fund sufficient to meet its obligations and sustain a predictable level of distributions to the Class A Unitholders.

The Manager will evaluate the level of distributions the Fund can sustain over extended periods of time and, together with other considerations, may adjust the level of distributions accordingly. In the long term, the difficulty in predicting market conditions precludes the Manager from accurately determining the impact of changing market conditions on liquidity or distribution levels.

The Fund's permanent debt obligation begins to mature in December 2000. The Manager believes that sufficient cash flow will be available in the future for repayment of debt.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Fund's primary market risk exposure is that of currency risk. 72% of the Fund's total lease revenues from wholly-and partially-owned equipment in 1998 came from non-United States domiciled lessees. Most of the leases require payment in United States (U.S.) currency. If these lessees currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making the U.S. dollar denominated lease payment.

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

None.






                      (This space intentionally left blank)

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF PLM INTERNATIONAL AND PLM FINANCIAL SERVICES, INC.

As of the date of this annual report, the directors and executive officers of PLM International and of PLM Financial Services, Inc. (and key executive officers of its subsidiaries) are as follows:


Name                                     Age     Position
---------------------------------------- ------- ------------------------------------------------------------------

Robert N. Tidball                        60      Chairman of the Board, Director, President, and Chief Executive
                                                 Officer, PLM International, Inc.;
                                                 Director, PLM Financial Services, Inc.;
                                                 Vice President, PLM Railcar Management Services, Inc.;
                                                 President, PLM Worldwide Management Services Ltd.

Randall L.-W. Caudill                    51      Director, PLM International, Inc.

Douglas P. Goodrich                      52      Director and Senior Vice President, PLM International, Inc.;
                                                 Director and President, PLM Financial Services, Inc.; President,
                                                 PLM Transportation Equipment Corporation; President, PLM Railcar
                                                 Management Services, Inc.

Warren G. Lichtenstein                   33      Director, PLM International, Inc.

Howard M. Lorber                         50      Director, PLM International, Inc.

Harold R. Somerset                       63      Director, PLM International, Inc.

Robert L. Witt                           58      Director, PLM International, Inc.

J. Michael Allgood                       50      Vice President and Chief Financial Officer, PLM International,
                                                 Inc. and PLM Financial Services, Inc.

Robin L. Austin                          52      Vice President, Human Resources, PLM International, Inc. and PLM
                                                 Financial Services, Inc.

Stephen M. Bess                          52      President, PLM Investment Management, Inc.; Vice President and
                                                 Director, PLM Financial Services, Inc.

Richard K Brock                          36      Vice President and Corporate Controller, PLM International, Inc.
                                                 and PLM Financial Services, Inc.

James C. Chandler                        50      Vice President, Planning and Development, PLM International,
                                                 Inc. and PLM Financial Services, Inc.

Susan C. Santo                           36      Vice President, Secretary, and General Counsel, PLM
                                                 International, Inc. and PLM Financial Services, Inc.

Janet M. Turner                          42      Vice President, Investor Relations and Corporate Communications,
                                                 PLM International, Inc. and PLM Investment Management, Inc.


Robert N. Tidball was appointed Chairman of the Board in August 1997 and President and Chief Executive Officer of PLM International in March 1989. At the time of his appointment as President and Chief Executive Officer, he was Executive Vice President of PLM International. Mr. Tidball became a director of PLM International in April 1989. Mr. Tidball was appointed a Director of PLM Financial Services, Inc. in July 1997 and was elected President of PLM Worldwide Management Services Limited in February 1998. He has served as an officer of PLM Railcar Management Services, Inc. since June 1987. Mr. Tidball was Executive Vice President of Hunter Keith, Inc., a Minneapolis-based investment banking firm, from March 1984 to January 1986. Prior to Hunter Keith, he was Vice President, General Manager, and Director of North American Car Corporation and a director of the American Railcar Institute and the Railway Supply Association.

Randall L.-W. Caudill was elected to the Board of Directors in September 1997. He is President of Dunsford Hill Capital Partners, a San Francisco-based financial consulting firm serving emerging growth companies. Prior to founding Dunsford Hill Capital Partners, Mr. Caudill held senior investment banking positions at Prudential Securities, Morgan Grenfell Inc., and The First Boston Corporation. Mr. Caudill also serves as a director of Northwest Biotherapeutics, Inc., VaxGen, Inc., SBE, Inc., and RamGen, Inc.

Douglas P. Goodrich was elected to the Board of Directors in July 1996, appointed Senior Vice President of PLM International in March 1994, and appointed Director and President of PLM Financial Services, Inc. in June 1996. Mr. Goodrich has also served as Senior Vice President of PLM Transportation Equipment Corporation since July 1989 and as President of PLM Railcar Management Services, Inc. since September 1992, having been a Senior Vice President since June 1987. Mr. Goodrich was an executive vice president of G.I.C. Financial Services Corporation of Chicago, Illinois, a subsidiary of Guardian Industries Corporation, from December 1980 to September 1985.

Warren G. Lichtenstein was elected to the Board of Directors in December 1998. Mr. Lichtenstein is the Chief Executive Officer of Steel Partners II, L.P., which is PLM International's largest shareholder, currently owning 16% of the Company's common stock. Additionally, Mr. Lichtenstein is Chairman of the Board of Aydin Corporation, a NYSE-listed defense electronics concern, as well as a director of Gateway Industries, Rose's Holdings, Inc., and Saratoga Beverage Group, Inc. Mr. Lichtenstein is a graduate of the University of Pennsylvania, where he received a Bachelor of Arts degree in economics.

Howard M. Lorber was elected to the Board of Directors in January 1999. Mr. Lorber is President and Chief Operating Officer of New Valley Corporation, an investment banking and real estate concern. He is also Chairman of the Board and Chief Executive Officer of Nathan's Famous, Inc., a fast food company. Additionally, Mr. Lorber is a director of United Capital Corporation and Prime Hospitality Corporation and serves on the boards of several community service organizations. He is a graduate of Long Island University, where he received a Bachelor of Arts degree and a Masters degree in taxation. Mr. Lorber also received charter life underwriter and chartered financial consultant degrees from the American College in Bryn Mawr, Pennsylvania. He is a trustee of Long Island University and a member of the Corporation of Babson College.

Harold R. Somerset was elected to the Board of Directors of PLM International in July 1994. From February 1988 to December 1993, Mr. Somerset was President and Chief Executive Officer of California & Hawaiian Sugar Corporation (C&H Sugar), a subsidiary of Alexander & Baldwin, Inc. Mr. Somerset joined C&H Sugar in 1984 as Executive Vice President and Chief Operating Officer, having served on its Board of Directors since 1978. Between 1972 and 1984, Mr. Somerset served in various capacities with Alexander & Baldwin, Inc., a publicly held land and agriculture company headquartered in Honolulu, Hawaii, including Executive Vice President of Agriculture and Vice President and General Counsel. Mr. Somerset holds a law degree from Harvard Law School as well as a degree in civil engineering from the Rensselaer Polytechnic Institute and a degree in marine engineering from the U.S. Naval Academy. Mr. Somerset also serves on the boards of directors for various other companies and organizations, including Longs Drug Stores, Inc., a publicly held company.

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

Robin L. Austin became Vice President, Human Resources of PLM Financial Services, Inc. in 1984, having served in various capacities with PLM Investment Management, Inc., including Director of Operations, from February 1980 to March 1984. From June 1970 to September 1978, Ms. Austin served on active duty in the United States Marine Corps and served in the United States Marine Corp Reserves from 1978 to 1998. She retired as a Colonel of the United States Marine Corps Reserves in 1998. Ms. Austin has served on the Board of Directors of the Marines' Memorial Club and is currently on the Board of Directors of the International Diplomacy Council.

Stephen M. Bess was appointed a Director of PLM Financial Services, Inc. in July 1997. Mr. Bess was appointed President of PLM Investment Management, Inc. in August 1989, having served as Senior Vice President of PLM Investment Management, Inc. beginning in February 1984 and as Corporate Controller of PLM Financial Services, Inc. beginning in October 1983. Mr. Bess served as Corporate Controller of PLM, Inc. beginning in December 1982. Mr. Bess was Vice
President-Controller of Trans Ocean Leasing Corporation, a container leasing company, from November 1978 to November 1982, and Group Finance Manager with the Field Operations Group of Memorex Corporation, a manufacturer of computer peripheral equipment, from October 1975 to November 1978.

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

James C. Chandler became Vice President, Planning and Development of PLM International in April 1996. From 1994 to 1996 Mr. Chandler worked as a consultant to public companies, including PLM, in the formulation of business growth strategies. Mr. Chandler was Director of Business Development at Itel Corporation from 1987 to 1994, serving with both the Itel Transportation Group and Itel Rail.

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

Janet M. Turner became Vice President of Investor Services of PLM International in 1994, having previously served as Vice President of PLM Investment Management, Inc. since 1990. Before 1990, Ms. Turner held the positions of manager of systems development and manager of investor relations at the Company. Prior to joining PLM in 1984, she was a financial analyst with The Toronto-Dominion Bank in Toronto, Canada.

The directors of PLM International, Inc. are elected for a three-year term and the directors of PLM Financial Services, Inc. are elected for a one-year term or until their successors are elected and qualified. No family relationships exist between any director or executive officer of PLM International Inc. or PLM Financial Services, Inc., PLM Transportation Equipment Corp., or PLM Investment Management, Inc.

ITEM 11. EXECUTIVE COMPENSATION

The Fund has no directors, officers, or employees. The Fund has no pension, profit sharing, retirement, or similar benefit plan in effect as of December 31, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (A) Security Ownership of Certain Beneficial Owners

         The Manager is generally entitled to a 1% interest in profits and losses and a 15% interest in the Fund's cash distributions, subject to certain special allocation of income provisions. After the investors receive cash equal to their original capital contribution, the Manager's interest in the distributions of the Fund will increase to 25%. As of December 31, 1998, no investor was known by the Manager to beneficially own more than 5% of the Units of the Fund.

     (B) Security Ownership of Management

         Neither the Manager and its affiliates nor any executive officer or director of the Manager and its affiliates owned any Units of the Fund as of December 31, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Transactions with Management and Others

         During 1998, management fees to IMI were $1.2 million. The Fund reimbursed FSI and/or its affiliates $0.9 million for administrative and data processing services performed on behalf of the Fund during 1998. The Fund paid Transportation Equipment Indemnity Fund Ltd. (TEI), a wholly owned, Bermuda-based subsidiary of PLM International, $2,000 for insurance coverages during 1998, these amounts were paid substantially to third-party reinsurance underwriters or placed in risk pools managed by TEI on behalf of affiliated partnerships and PLM International, which provide threshold coverages on marine vessel loss of hire and hull and machinery damage. All pooling arrangement funds are either paid out to cover applicable losses or refunded pro rata by TEI. The Fund received a $16,000 loss-of-hire insurance refund from TEI due to lower claims from the insured Fund and other insured affiliated programs.

         During 1998, the USPEs paid or accrued the following fees to FSI or its affiliates (based on the Fund's proportional share of ownership): management fees - $0.4 million; and administrative and data processing services - $0.1 million. The Fund's proportional share of a refund of $5,000 from TEI was received during 1998 from lower loss-of-hire claims from the insured USPE's and other insured affiliated programs.













                         (This space intentionally left
                                    blank.)

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (A) 1.   Financial Statements

              The financial statements listed in the accompanying Index to Financial Statements are filed as part of this Annual Report on Form 10-K.

     (B) Reports on Form 8-K

              None.

     (C) Exhibits

      4. Operating Agreement of Fund, incorporated by reference to the Fund's Registration Statement on Form S-1 (Reg. No. 33-55796) which became effective with the Securities and Exchange Commission on May 25, 1993.

     10.1 Management Agreement between Fund and PLM Investment Management, Inc., incorporated by reference to the Fund's Registration Statement on Form S-1 (Reg. No. 33-55796) which became effective with the Securities and Exchange Commission on May 25, 1993.

     10.2 $25.0 Million Note Agreement, dated as of December 30, 1996, incorporated by reference to the Fund's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 1997.

     10.3 Fourth Amended and Restated Warehousing Credit Agreement, dated as of December 15, 1998, with First Union National Bank.

     24.     Powers of Attorney.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Fund has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Fund has no directors or officers. The Manager has signed on behalf of the Fund by duly authorized officers.


                                     PROFESSIONAL LEASE MANAGEMENT INCOME
Date:  March 26, 1999                FUND I

                                     By: PLM Financial Services, Inc.
                                         Manager



                                     By: /s/ Douglas P. Goodrich
                                         ------------------------------
                                         Douglas P. Goodrich
                                         President and Director



                                     By: Richard K Brock
                                         ------------------------------
                                         Richard K Brock
                                         Vice President and
                                         Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following directors of the Fund's Manager on the dates indicated.


Name                                Capacity                     Date


*_________________________
  Robert N. Tidball               Director - FSI            March 26, 1999


*_________________________
  Douglas P. Goodrich             Director - FSI            March 26, 1999


*_________________________
  Steven M. Bess                  Director - FSI            March 26, 1999





* Susan C. Santo, by signing her name hereto, does sign this document on behalf of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.




/s/ Susan C. Santo
-----------------------------
Susan C. Santo
Attorney-in-Fact

                   PROFESSIONAL LEASE MANAGEMENT INCOME FUND I
                          (A Limited Liability Company)
                          INDEX TO FINANCIAL STATEMENTS

                                  (Item 14(a))


                                                                         Page

Independent auditors' report                                               31

Balance sheets as of December 31, 1998 and 1997                            32

Statements of operations for the years ended
     December 31, 1998, 1997 and 1996                                      33

Statement of changes in members' equity for the years ended
     December 31, 1998, 1997, and 1996                                     34

Statements of cash flows for the years ended
     December 31, 1998, 1997, and 1996                                     35

Notes to financial statements                                           36-46


All other financial statement schedules have been omitted as the required information is not pertinent to the Registrant or is not material, or because the information required is included in the financial statements and notes thereto.

                          INDEPENDENT AUDITORS' REPORT


The Members
Professional Lease Management Income Fund I, L.L.C.:


We have audited the accompanying financial statements of Professional Lease Management Income Fund I, L.L.C. (the Fund) as listed in the accompanying index to financial statements. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We have conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Professional Lease Management Income Fund I, L.L.C. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.



/S/ KPMG LLP
------------------------------

SAN FRANCISCO, CALIFORNIA
March 12, 1999

              PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)
                                 BALANCE SHEETS
                                  December 31,
                 (in thousands of dollars, except unit amounts)



                                                                                         1998                   1997
                                                                                     -------------------------------------
     Assets

     Equipment held for operating leases, at cost                                     $   102,270          $     79,132
     Less accumulated depreciation                                                        (37,983 )             (26,749 )
                                                                                     -------------------------------------
       Net equipment                                                                       64,287                52,383

     Cash and cash equivalents                                                              3,720                19,179
     Accounts receivable, less of allowance for doubtful accounts
       of $43 in 1998 and $70 in 1997                                                       1,473                 2,026
     Investments in unconsolidated special-purpose entities                                23,447                26,252
     Equipment acquisition deposits                                                            --                   920
     Debt placement fees, less accumulated amortization
         of $34 in 1998 and $16 in 1997                                                       143                   160
     Organization and offering costs, less accumulated amortization                           132                   221
         of $310 in 1998 and $222 in 1997
     Prepaid expenses and other assets                                                        264                   341
                                                                                     -------------------------------------
              Total assets                                                            $    93,466          $    101,482
                                                                                     =====================================

     Liabilities and member's equity

     Liabilities
     Accounts payable and accrued expenses                                            $       461          $        594
     Due to affiliates                                                                        381                 2,005
     Lessee deposits and reserves for repairs                                               2,599                 1,409
     Note payable                                                                          25,000                25,000
                                                                                     -------------------------------------
                                                                                     -------------------------------------
       Total liabilities                                                                   28,441                29,008
                                                                                     -------------------------------------

     Members' equity
     Class A members (4,999,581 Units at December 31, 1998 and
         1997)                                                                             64,893                72,298
     Class B member                                                                           132                   176
                                                                                     -------------------------------------
         Total members' equity                                                             65,025                72,474
                                                                                     -------------------------------------
          Total liabilities and members' equity                                       $    93,466          $    101,482
                                                                                     =====================================
















                       See accompanying notes to financial
                                  statements.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)
                            STATEMENTS OF OPERATIONS
                        For the Years Ended December 31,
         (in thousands of dollars, except weighted-average unit amounts



                                                                  1998                 1997               1996
                                                             -------------------------------------------------------
  Revenues

  Lease revenue                                                 $    21,103      $       17,358      $      9,939
  Interest and other income                                             393                 405             1,356
  Net gain on disposition of equipment                                2,759               1,682                --
                                                             -------------------------------------------------------
    Total revenues                                                   24,255              19,445            11,295
                                                             -------------------------------------------------------

  Expenses

  Depreciation and amortization                                      13,976              15,990             9,408
  Repairs and maintenance                                             2,024               1,414             1,363
  Equipment operating expenses                                        1,959                 947               926
  Insurance expense to affiliate                                        (14 )                24                 7
  Other insurance expense                                               312                 419               180
  Management fees to affiliate                                        1,166                 951               585
  Interest expense                                                    1,833               1,418                 9
  General and administrative expenses to affiliates                     920                 893               313
  Other general and administrative expenses                             691                 711               640
                                                             -------------------------------------------------------
    Total expenses                                                   22,867              22,767            13,431
                                                             -------------------------------------------------------

  Equity in net income (loss) of
    unconsolidated special-purpose entities                           2,928               1,270              (256 )
                                                             -------------------------------------------------------

  Net income (loss)                                             $     4,316      $       (2,052 )    $     (2,392 )
                                                             =======================================================

  Members' share of net income (loss)

  Class A members                                               $     2,595      $       (3,728 )    $     (3,705 )
  Class B member                                                      1,721               1,676             1,313
                                                             -------------------------------------------------------

  Total                                                         $     4,316      $       (2,052 )    $     (2,392 )
                                                             =======================================================
                                                             =======================================================

  Net income (loss) per weighted-average
    Class A unit                                                $      0.52      $        (0.75 )    $        N/A
                                                             =======================================================
                                                             =======================================================

  Cash distribution                                             $    11,765      $       11,763      $      9,832
                                                             =======================================================
                                                             =======================================================

  Cash distribution per weighted-average
    Class A unit                                                $      2.00      $         2.00      $        N/A
                                                             =======================================================
                                                             =======================================================









                       See accompanying notes to financial
                                  statements.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)
                     STATEMENT OF CHANGES IN MEMBERS' EQUITY
              For the Years Ended December 31, 1998, 1997, and 1996
                            (in thousands of dollars)




                                                           Class A              Class B              Total
                                                       ---------------------------------------------------------

  Members' equity as of December 31, 1995              $       54,836       $         306       $       55,142

  Members' capital contributions                               43,364               5,069               48,433

  Syndication costs                                                --              (5,062 )             (5,062 )

  Net income (loss)                                            (3,705 )             1,313               (2,392 )

  Cash distributions                                           (8,471 )            (1,361 )             (9,832 )
                                                       ---------------------------------------------------------

    Members' equity as of December 31, 1996                    86,024                 265               86,289

  Net income (loss)                                            (3,728 )             1,676               (2,052 )

  Cash distributions                                           (9,998 )            (1,765 )            (11,763 )
                                                       ---------------------------------------------------------

    Members' equity as of December 31, 1997                    72,298                 176               72,474

  Net income                                                    2,595               1,721                4,316

  Cash distributions                                          (10,000 )            (1,765 )            (11,765 )
  --------------------------------------------------------------------------------------------------------------

    Members' equity as of December 31, 1998            $       64,893       $         132       $       65,025
                                                       =========================================================























                       See accompanying notes to financial
                                  statements.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)
                            STATEMENTS OF CASH FLOWS
                        For the Years Ended December 31,
                            (in thousands of dollars)



     Operating activities                                                       1998           1997           1996
                                                                            -------------------------------------------
     Net income (loss)                                                      $    4,316     $   (2,052 )   $   (2,392 )
     Adjustments to reconcile net income (loss) to net cash
           provided by (used in) operating activities:
       Depreciation and amortization                                            13,976         15,990          9,408
       Net gain on dispositions of equipment                                    (2,759 )       (1,682 )           --
       Equity in net (income) loss of unconsolidated special
           purpose entities                                                     (2,928 )       (1,270 )          256
       Changes in operating assets and liabilities:
         Restricted cash                                                            --            223           (223 )
         Accounts receivable, net                                                  555           (492 )         (737 )
         Prepaid expenses                                                           77            164            (89 )
         Accounts payable and accrued expenses                                    (133 )          164           (235 )
         Due to affiliates                                                         112            106           (225 )
         Lessee deposits and reserve for repairs                                 1,190            536            738
                                                                            -------------------------------------------
               Net cash provided by operating activities                        14,406         11,687          6,501
                                                                            -------------------------------------------

     Investing activities
     Payments for purchase of equipment                                        (27,477 )      (19,344 )      (34,193 )
     Equipment acquisition deposits                                                 --           (920 )           --
     Investment in and equipment purchased and placed
           in unconsolidated special-purpose entities                          (13,917 )       (5,783 )      (16,067 )
     Liquidation distributions from unconsolidated special-
           purpose entities                                                     10,385             --             --
     Distributions from unconsolidated special-purpose entities                  9,265          6,149          5,059
     Proceeds from disposition of equipment                                      5,380         10,901             --
                                                                            -------------------------------------------
              Net cash used in investing activities                            (16,364 )       (8,997 )      (45,201 )
                                                                            -------------------------------------------

     Financing activities
     Proceeds from note payable                                                     --         25,000             --
     (Decrease) increase due to affiliates                                      (1,736 )        1,736             --
     Cash distributions to Class A members                                     (10,000 )       (9,998 )       (8,471 )
     Cash distributions to Class B member                                       (1,765 )       (1,765 )       (1,361 )
     Class A members capital contribution                                           --             --         43,364
     Debt placement fees                                                            --           (176 )           --
     Decrease in subscriptions in escrow                                            --             --         (6,260 )
     Increase in restricted cash from
           subscriptions in escrow, net                                             --             --          6,316
                                                                            -------------------------------------------
           Net cash (used in) provided by financing activities                 (13,501 )       14,797         33,588
                                                                            -------------------------------------------

     Net (decrease) increase in cash and cash equivalents                      (15,459 )       17,487         (5,112 )
     Cash and cash equivalents at beginning of year                             19,179          1,692          6,804
                                                                            -------------------------------------------
                                                                            ===========================================
     Cash and cash equivalents at end of year                               $    3,720     $   19,179     $    1,692
                                                                            ===========================================

     Supplemental information
     Interest paid                                                          $    1,833     $    1,418     $        9
                                                                            ===========================================





                       See accompanying notes to financial
                                  statements.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1998

1.   Basis of Presentation

     Organization

     Professional Lease Management Income Fund I, L.L.C., a Delaware Limited Liability Company (Fund) was formed on August 22, 1994, to engage in the business of owning, leasing, or otherwise investing in predominately used transportation and related equipment. PLM Financial Services, Inc. (FSI) is the Manager of the Fund. FSI is a wholly-owned subsidiary of PLM International, Inc. (PLM International).

     On May 13, 1996, the Fund ceased its offering for Class A Units. As of December 31, 1998, there were 4,999,581 Units outstanding.

     The Fund will terminate on December 31, 2010, unless terminated earlier upon sale of all equipment or by certain other events. Beginning in the Fund's seventh year of operations, which commences on January 1, 2003, the Manager will stop reinvesting excess cash, if any, which less reasonable reserves, will be distributed to the members. Between the eighth and tenth years of operations, the Manager intends to begin an orderly liquidation of the Fund's assets.

     The Manager (Class B Member) controls and manages the affairs of the Fund. The Manager paid out of its own corporate funds (as a capital contribution to the Fund) all organization and syndication expenses incurred in connection with the offering; therefore, 100% of the net cash proceeds received by the Fund from the sale of Class A Units were initially used to purchase equipment and established any required cash reserves. For its contribution, the Manager is generally entitled to a 1% interest in profits and losses and 15% interest in the Fund's cash distributions subject to certain special allocation provisions (see Net Income (Loss) and Distributions Per Class A Unit, below). After the investors receive cash distributions equal to their original capital contributions the Manager's interest in the cash distributions of the Fund will increase to 25%.

     The operating agreement includes a redemption provision. Upon the conclusion of the 30-month period immediately following the termination of the offering, beginning November 13, 1998, the Fund may, at the Manager's sole discretion, redeem up to 2% of the outstanding units each year. The purchase price paid by the Fund for outstanding Class A Units upon redemption will be equal to 105% of the amount Class A Members paid for the Class A Units, less the amount of cash distributions Class A Members have received relating to such Class A Units. The price may not bear any relationship to the fair market value of a Class A Unit. As of December 31, 1998, the Fund agreed to repurchase approximately 28,000 units for an aggregate price of approximately $0.4 million. The Manager anticipates that these units will be repurchased in the second and third quarters of 1999. The Manager may purchase additional units on behalf of the Fund in the future.

     These financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. This requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1998

1.   Basis of Presentation (continued)

     Operations

     The equipment of the Fund is managed, under a continuing management agreement, by PLM Investment Management, Inc. (IMI), a wholly-owned subsidiary of the FSI. IMI receives a monthly management fee from the Fund for managing the equipment (see Note 2). FSI, in conjunction with its subsidiaries, sells equipment to investor programs and third parties, manages pools of equipment under agreements with investor programs, and is a general partner of other programs.

     Accounting for Leases

     The Fund's leasing operations generally consist of operating leases. Under the operating lease method of accounting, the leased asset is recorded at cost and depreciated over its estimated useful life. Rental payments are recorded as revenue over the lease term. Lease origination costs are capitalized and amortized over the term of the lease.

     Depreciation and Amortization

     Depreciation of transportation equipment held for operating leases is computed on the double-declining balance method taking a full month's depreciation in the month of acquisition, based upon estimated useful lives of 15 years for railcars, and typically 12 years for most other types of equipment. Certain aircraft are depreciated under the double-declining balance method over the lease term. The depreciation method is changed to straight-line when annual depreciation expense using the straight-line method exceeds that calculated by the double-declining balance method. Debt placement fees are amortized over the term of the related loan (see Note
     7). Organization costs are amortized over a 60 month period. Major expenditures that are expected to extend the useful lives or reduce future operating expenses of equipment are capitalized and amortized over the estimated remaining life of the equipment.

     Transportation Equipment

     In accordance with the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Manager reviews the carrying value of the Fund's equipment at least annually in relation to expected future market conditions for the purpose of assessing recoverability of the recorded amounts. If projected undiscounted future lease revenue plus residual values are less than the carrying value of the equipment, a loss on revaluation is recorded. Reductions of $1.0 million to the carrying value of partially owned equipment were required during 1998. No reductions were required to the carrying value of wholly and partially-owned equipment during 1997 or 1996.

     Equipment held for operating leases is stated at cost.

     Investments in Unconsolidated Special-Purpose Entities

     The Fund has interests in unconsolidated special-purpose entities (USPEs) that own transportation equipment. These interests are accounted for using the equity method.

     The Fund's interests in USPEs are managed by IMI. The Fund's equity interest in the net income (loss) of USPEs is reflected net of management fees paid or payable to IMI.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1998

1.   Basis of Presentation (continued)

     Repairs and Maintenance

     Repair and maintenance costs related to marine vessels, railcars, and trailers are usually the obligation of the Fund. Maintenance costs and most of the other equipment are the obligation of the lessee. If they are not covered by the lessee, they are generally charged against operations as incurred. To meet the maintenance requirements of certain aircraft airframes and engines, reserve accounts are prefunded by the lessee. Estimated costs associated with marine vessel drydockings are accrued and charged to income ratably over the period prior to such drydocking. The reserve accounts are included in the balance sheet as lessee deposits and reserve for repairs.

     Net Income (Loss) and Distributions per Unit

     The net profits and net loss of the Fund are generally allocated 1% to the Class B Members and 99% to the Class A Members. The Class B Member or Manager will be specially allocated (i) 100% of the Fund's organizational and offering cost amortization expenses and (ii) income equal to the excess of cash distribution over the Manager`s 1% share of net profits. The effect on the Class A members of this special income allocation will be to increase the net loss or decrease the net profits allocable to the Class A members by an equal amount. During 1998, the Manager received a special allocation of income of $1.6 million ($1.8 million in 1997 and $1.4 million in 1996). Cash distributions of the Fund are generally allocated 85% to the Class A members and 15% to the Manager and may include amounts in excess of net income. After the investors receive cash distributions equal to their original capital contributions the Manager's interest in the cash distributions of the Fund will increase to 25%. The Class A members' net income (loss) is allocated among the Class A members based on the number of Class A units owned by each member and on the number of days of the year each member is in the Fund.

     Cash distributions are recorded when paid. Monthly unitholders receive a distribution check 15 days after the close of the previous month's business and quarterly unitholders receive a distribution check 45 days after the close of the quarter.

     Cash distributions to Class A Unitholders in excess of net income are considered a return of capital. Cash distributions to Class A Unitholders of $7.4 million, $10.0 million and $8.5 million in 1998, 1997 and 1996, respectively, were deemed to be a return of capital.

     Cash distributions relating to the fourth quarter of 1998, 1997, and 1996, of $2.3 million for each year, were paid during the first quarter of 1999, 1998, and 1997, respectively.

     Net Income (Loss) Per Weighted-Average Class A Unit

     Net income (loss) per weighted-average Class A unit was computed by dividing net income (loss) attributable to Class A members by the weighted-average number of Class A units deemed outstanding during the period. The weighted-average number of Class A units deemed outstanding during the years ended December 31, 1998 and 1997 was 4,999,581.

     Cash and Cash Equivalents

     The Fund considers highly liquid investments that are readily convertible to known amounts of cash with original maturities of three months or less as cash equivalents. The carrying amount of cash equivalents approximates fair market value due to the short-term nature of the investments.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)
                         NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998

1.   Basis of Presentation (continued)


     Comprehensive Income

     During 1998, the Partnership adopted Financial Accounting Standards Board's Statement No. 130, "Reporting Comprehensive Income," which requires enterprises to report, by major component and in total, all changes in equity from nonowner sources. The Partnership's net income (loss) is equal to comprehensive income for the years ended December 31, 1998, 1997, and 1996.

     Reclassification

     Certain amounts in the 1997 financial statements have been reclassified to conform to the 1998 presentation.

2.   Manager and Transactions with Affiliates

     An officer of PLM Securities Corp., a wholly-owned subsidiary of the Manager, contributed the $100 of the Fund's initial capital. Under the equipment management agreement, IMI, subject to certain reductions, receives a monthly management fee attributable to either owned equipment or interests in equipment owned by the USPEs equal to the lesser of (i) the fees that would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (A) for that equipment for which IMI provides only basic equipment management services, (a) 2% of the gross lease revenues attributable to equipment which is subject to full payout net leases, (b) 5% of the gross lease revenues attributable to equipment that is subject to operating leases, and (B) for that equipment for which IMI provides supplemental equipment management services, 7% of the gross lease revenues attributable to equipment for which IMI provides both management and additional services. Fund management fees of $0.2 million were payable at December 31, 1998 and 1997, respectively. The
     Fund's proportional share of the USPE's management fee payable were $40,000, and $0.2 million as of December 31, 1998 and 1997, respectively. The Fund's proportional share of USPE management fees was $0.4 million, $0.1 million, and $0.2 million during 1998, 1997, and 1996, respectively. The Fund reimbursed FSI $0.9 million, $0.9 million, and $0.3 million for data processing expenses and other administrative services performed on behalf of the Fund during 1998, 1997, and 1996. The Fund's proportional share of the USPE's administrative and data processing expenses reimbursable to FSI was $0.1 million during 1998, 1997, and 1996.

     The Fund  paid  $2,000,  $24,000,  and  $7,000  in 1998,  1997,  and  1996,
     respectively, to Transportation Equipment Indemnity Company, Ltd. (TEI), which provides marine insurance coverage for Fund equipment and other insurance brokerage services. TEI is an affiliate of the Manager. During 1998, the Fund received a $16,000 loss-of-hire insurance refund from TEI due to lower claims from the insured Fund and other insured affiliated programs. The Fund's proportional share of USPE's marine insurance coverage paid to TEI was $10,000 and $1,000 during 1997 and 1996, respectively. A substantial portion of this amount was paid to third-party reinsurance underwriters or placed in risk pools managed by TEI on behalf of affiliated programs and PLM International which provide threshold coverages on marine vessel loss of hire and hull and machinery damage. All pooling arrangement funds are either paid out to cover applicable losses or refunded pro rata by TEI. The Fund's proportional share of a refund of $5,000 was received during 1998, from lower loss-of-hire insurance claims from the insured USPEs and other insured affiliated programs. PLMI plans to liquidate TEI in 1999. During 1998, TEI did not provide the same level of insurance coverage as had been provided during previous years. These services were provided by an unaffiliated third party.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1998

2.   Manager and Transactions with Affiliates (continued)

     Transportation Equipment Corporation (TEC) will also be entitled to receive an equipment liquidation fee equal to the lesser of (i) 3% of the sales price of equipment sold on behalf of the Fund, or (ii) 50% of the "Competitive Equipment Sale Commission," as defined in the agreement, if certain conditions are met. TEC is a wholly-owned subsidiary of the Manager. In certain circumstances, the Manager will be entitled to a monthly re-lease fee for re-leasing services following the expiration of the initial lease, charter or other contract for certain equipment equal to the lesser of (a) the fees which would be charged by an independent third party for comparable services for comparable equipment or (b) 2% of gross lease revenues derived from such re-lease, provided, however, that no re-lease fee shall be payable if such fee would cause the combination of the equipment management fee paid to IMI and the re-lease fees with respect to such transactions to exceed 7% of gross lease revenues.

     As of December 31, 1998, approximately 33% of the Fund's trailer equipment was in rental facilities operated by PLM Rental, Inc., an affiliate of the Manager, doing business as PLM Trailer Leasing. Revenues collected under short-term rental agreements with the rental yards' customers are credited to the owners of the related equipment as received. Direct expenses associated with the equipment are charged directly to the Fund. An allocation of indirect expenses of the rental yard operations is charged to the Fund monthly.

     The Fund had an interest in certain equipment in conjunction with affiliated programs during 1998, 1997, and 1996 (see Note 4).

     The balance due to affiliates as of December 31, 1998, included $0.2 million due to FSI and its affiliates for management fees. The balance due to affiliates as of December 31, 1997, included $0.2 million due to FSI and its affiliates for management fees and $1.8 million due to affiliated USPEs.

3.   Equipment

     The components of owned equipment as of December 31, are as follows (in thousands of dollars):


  Equipment Held for Operating Leases                1998              1997
  -----------------------------------
                                               ------------------------------------

  Marine vessels                               $       46,957    $        20,756
  Aircraft                                             20,605             24,605
  Rail equipment                                       19,920             18,958
  Trailers                                             14,788             14,813
                                               ------------------------------------
                                                      102,270             79,132
  Less accumulated depreciation                       (37,983 )          (26,749 )
                                               ------------------------------------
    Net equipment                              $       64,287    $        52,383
                                               ====================================

     Revenues are earned by placing the equipment under operating leases. A portion of the Fund's marine vessels is leased to operators of utilization-type leasing pools that include equipment owned by unaffiliated parties. In such instances, revenues received by the Fund consist of a specified percentage of revenues generated by leasing the pooled equipment to sublessees after deducting certain direct operating expenses of the pooled equipment. Rents for railcars are based on mileage traveled or a fixed rate; rents for all other equipment are based on fixed rates.

     As of December 31, 1998, all owned equipment in the Fund portfolio was either on lease or operating in PLM-affiliate short-term trailer rental yards except for 3 railcars with a carrying value of $37,000. As of December 31, 1997, all owned equipment in the Fund portfolio was either on lease or operating in PLM-affiliated short-term trailer rental yards except for one railcar with a carrying value of $22,000 million.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)
                         NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998

3.   Equipment (continued)

     During the year ended December 31, 1998, the Fund purchased 39 rail equipment, two marine vessels (a deposit of $0.9 million was paid in December 1997 for the purchase of one of these marine vessels) and a hush kit for an aircraft for a total of $28.4 million. During the year ended December 31, 1997, the Fund purchased 25 trailers, a mobile offshore drilling unit, and a marine vessel for a total of $19.3 million.

     During the year ended December 31, 1998, the Fund sold an aircraft, trailers and rail equipment with a net book value of $2.6 million, for proceeds of $5.4 million. During the year ended December 31, 1997, the Fund sold trailers and a mobile offshore drilling unit with an aggregate net book value of $9.2 million, for proceeds of $11.0 million, net sales commission of $0.1 million.

     Periodically, PLM International purchases groups of assets whose ownership may be allocated among affiliated programs and PLM International. Generally, in these cases, only assets that are on lease will be purchased by the affiliated programs. PLM International will generally assume the ownership and remarketing risks associated with off-lease equipment. Allocation of the purchase price will be determined by a combination of third-party industry sources and recent transactions or published fair market value references. During 1996, PLM International realized $0.7 million of gains on the sale of 69 off-lease railcars purchased by PLM International as part of a group of assets in 1994 that had been allocated to the Fund, PLM Equipment Growth Funds IV and VI, PLM Equipment Growth & Income Fund VII, and PLM International.

     All owned equipment on lease is being accounted for as operating leases. Future minimum rent under noncancelable operating leases as of December 31, 1998 for the owned equipment during each of the next five years are approximately $11.2 million, 1999; $6.5 million, 2000; $4.0 million, 2001; $0.7 million, 2002; and $0.3 million, 2003 and thereafter.

4.   Investments in Unconsolidated Special Purpose Entities

     The net investments in USPEs include the following jointly-owned equipment as of December 31, (and related assets and liabilities) (in thousands of dollars):


                                                                                 1998                     1997
     ------------------------------------------------------------------------------------------------------------------

     61% interest in an entity owning a mobile offshore drilling unit      $         8,223          $         9,766
     50% interest in a trust owning an MD-82 commercial aircraft                     6,441                       --
     33% interest in two trusts owning a total of three  737-200A stage II commercial aircraft, two stage II aircraft
         engines, and a portfolio of aircraft rotables                               3,929                    7,788
     50% interest in a trust owning an MD9-82 stage III commercial
               aircraft                                                              3,342                      682
     50% interest in a trust owning a cargo marine vessel                            1,265                    2,638
     25% interest in a trust that owned four 737-200A stage II
               commercial aircraft                                                     137                    3,163
     25% interest in a trust that owned four 737-200A stage II
               commercial aircraft                                                     110                    2,215
                                                                          =============================================
         Net investments                                                   $        23,447          $        26,252
                                                                          =============================================


     The Fund had interests in two USPEs that own multiple aircraft (the Trusts). These Trusts contain provisions under certain circumstances for allocating specific aircraft to the beneficial owners. During the year ended December 31, 1998, the Fund and affiliated programs each sold the commercial aircraft designated to it in one of these Trusts. The Fund sold the commercial aircraft assigned to it with a net book value of $2.3 million, for proceeds of $5.9 million.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)
                         NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998

4.   Investments in Unconsolidated Special Purpose Entities (continued)

     In the second Trust, the Fund and affiliated programs each sold their designated aircraft during the year ended December 31, 1998. The Fund sold the commercial aircraft assigned to it with a net book value of $1.8 million, for proceeds of $4.5 million.

     During 1998, the Fund purchased a 50% interest in a MD-82 stage III commercial aircraft for $6.8 million (a deposit of $0.7 million was paid in December of 1997) and a 50% interest in a MD-82 stage III commercial aircraft for $7.8 million. During 1997, the Fund purchased an additional 26% interest in a drilling marine vessel for $5.1 million bringing its ownership interest in this entity to 61%.

     During 1998, the Fund reduced its interest in an entity owning a container feeder vessel by $1.0 million to reflect its share of the net realizable value.

     The following summarizes the financial information for the special-purpose entities and the Fund's interests therein as of and for the years ended December 31, 1998, 1997 and 1996 (in thousands of dollars):


                                                       1998                        1997                         1996
                                                     ---------                   ----------                   ----------
                                                             Net                          Net                          Net
                                              Total      Interest of       Total      Interest of      Total        Interest
                                              USPEs          Fund          USPEs          Fund         USPEs         of Fund
                                             -------------------------    -------------------------------------------------------

                      Net investments      $   47,044      $   23,447   $  77,397   $       26,252   $  80,846   $      25,349
                      Lease revenues           17,647           7,647      27,758            9,184      24,676           6,566
                      Net income (loss)        15,240           2,928      10,649            1,270      (3,071 )          (256 )


     All partially owned equipment on lease is being accounted for as operating leases. Future minimum rent under noncancelable operating leases as of December 31, 1998 for the partially owned equipment during each of the next five years are approximately $4.7 million, 1999; $2.1 million, 2000; $2.1 million, 2001; $0.9 million, 2002; and $0.9 million, 2003 and thereafter.

5.   Operating Segments

     The Fund operates in five primary operating segments: aircraft leasing, mobile offshore drilling unit (rig) leasing, marine vessel leasing, trailer leasing, and railcar leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers.

     The Manager evaluates the performance of each segment based on profit or loss from operations before allocation of general and administrative expenses, interest expenses and certain other expenses. The segments are managed separately due to different business strategies for each operation.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)
                         NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998

5.   Operating Segments (continued)

     The following tables present a summary of the operating segments (in thousands of dollars):


                                                                 Marine
                                          Aircraft     Rig       Vessel   Trailer    Railcar     All
    For the Year Ended December 31, 1998  Leasing    Leasing    Leasing   Leasing    Leasing   Other<F1>    Total
    ------------------------------------  -------    -------    -------   -------    -------   ------       -----

    Revenues
      Lease revenue                        $ 4,567   $     --   $  8,684  $  3,894   $  3,958  $     --   $ 21,103
      Interest income and other                 13         --         13        --         19       348        393
      Net gain (loss) on disposition
        of equipment                         2,710         --         --         9         40        --      2,759
                                          -------------------------------------------------------------------------
        Total revenues                       7,290         --      8,697     3,903      4,017       348     24,255

    Expenses
      Operations support                        42         --      2,890       631        634        83      4,280
      Depreciation and amortization          4,624         --      5,490     1,738      2,018       106     13,976
      Interest expense                          --         --         --        --         --     1,833      1,833
      General and administrative expenses      282         --        555     1,072        290       579      2,778
                                          -------------------------------------------------------------------------
        Total costs and expenses             4,948         --      8,935     3,441      2,942     2,601     22,867
                                          -------------------------------------------------------------------------
    Equity in net income (loss) of USPEs     3,834        538     (1,444 )      --         --        --      2,928
                                          -------------------------------------------------------------------------
                                          =========================================================================
    Net income (loss)                      $ 6,176   $    538   $ (1,682 )$    462   $  1,075  $ (2,253 ) $  4,316
                                          =========================================================================

    As of December 31, 1998
    Total assets                           $ 20,387  $  8,223   $ 37,916  $  8,682   $ 13,109  $  5,149   $ 93,466
                                          =========================================================================


<F1> Includes  costs  not   identifiable   to  a  particular   segment  such  as
     amortization expense and interest expense and certain interest income and other, operations support expenses, and general and administrative expenses.




                                                                 Marine
                                          Aircraft     Rig       Vessel   Trailer    Railcar     All
    For the Year Ended December 31, 1997  Leasing    Leasing    Leasing   Leasing    Leasing    Other<F1>   Total
    ------------------------------------  -------    -------    -------   -------    -------    ------      -----

    Revenues
      Lease revenue                        $ 5,037   $  1,584   $  3,690  $  3,670   $  3,377  $     --   $ 17,358
      Interest income and other                 14         --         --        --          1       390        405
      Net gain (loss) on disposition
        of equipment                            --      1,675         --         7         --        --      1,682
                                          -------------------------------------------------------------------------
        Total revenues                       5,051      3,259      3,690     3,677      3,378       390     19,445

    Expenses
      Operations support                        43         22      1,606       420        666        47      2,804
      Depreciation and amortization          8,007      1,313      2,363     2,059      2,143       105     15,990
      Interest expense                          --         --         --        --         --     1,418      1,418
      General and administrative expenses      224        114        257     1,109        345       506      2,555
                                          -------------------------------------------------------------------------
        Total costs and expenses             8,274      1,449      4,226     3,588      3,154     2,076     22,767
                                          -------------------------------------------------------------------------
    Equity in net income (loss) of USPEs     1,795       (183 )     (342 )      --         --        --      1,270
                                          -------------------------------------------------------------------------
                                          =========================================================================
    Net income (loss)                      $ (1,428) $  1,627   $   (878 )$     89   $    224  $ (1,686 ) $ (2,052 )
                                          =========================================================================

    As of December 31, 1997
    Total assets                           $ 26,291  $  9,766   $ 19,657  $ 10,432   $ 14,150  $ 21,186   $ 101,482
                                          =========================================================================

<F1> Includes  costs  not   identifiable   to  a  particular   segment  such  as
     amortization expense and interest expense and certain interest income and other, operations support expenses, and general and administrative expenses.



               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1998

5.   Operating Segments (continued)


                                                                 Marine
                                          Aircraft     Rig       Vessel   Trailer    Railcar     All
    For the Year Ended December 31, 1996  Leasing    Leasing    Leasing   Leasing    Leasing   Other1       Total
    ------------------------------------  -------    -------    -------   -------    -------   ------       -----

    Revenues
      Lease revenue                        $ 2,015   $     --   $  2,669  $  2,117   $  3,138  $     --   $  9,939
      Interest income and other                 --         --         --        --         --     1,356      1,356
                                          -------------------------------------------------------------------------
        Total revenues                       2,015         --      2,669     2,117      3,138     1,356     11,295

    Expenses
      Operations support                        21         --      1,434       237        767        17      2,476
      Depreciation and amortization          4,044         --      1,844     1,676      1,756        88      9,408
      Interest expense                          --         --         --        --         --         9          9
      General and administrative expenses       56         --        149       438        250       645      1,538
                                          -------------------------------------------------------------------------
        Total costs and expenses             4,121         --      3,427     2,351      2,773       759     13,431
                                          -------------------------------------------------------------------------
    Equity in net income (loss) of USPEs       260        (94 )     (422 )      --         --        --       (256 )
                                          -------------------------------------------------------------------------
                                          =========================================================================
    Net income (loss)                      $ (1,846) $    (94 ) $ (1,180 )$   (234 ) $    365  $    597   $ (2,392 )
                                          =========================================================================

    As of December 31, 1996
    Total assets                           $ 35,882  $  6,906   $ 12,889  $ 12,261   $ 16,212  $  3,605   $ 87,755
                                          =========================================================================

<F1> Includes  costs  not   identifiable   to  a  particular   segment  such  as
     amortization expense and interest expense and certain interest income and other, operations support expenses, and general and administrative expenses.



6.   Geographic Information

     The Fund owns certain equipment, which is leased and operated internationally. A limited number of the Fund's transactions are denominated in a foreign currency. Gains or losses resulting from foreign currency transactions are included in the results of operations and are not material.

     The Fund leases its aircraft, railcars and trailers to lessees domiciled in four geographic regions: United States, Canada, Europe, and South America. The marine vessels and mobile offshore drilling unit are leased to multiple lessees in different regions who operate the marine vessels and mobile offshore drilling unit worldwide.

     The following table sets forth lease revenue information by region for the owned equipment and investments in USPEs for the years ended December 31, are as follows (in thousands of dollars):


                                       Owned Equipment                           Investments in USPEs
                          -------------------------------------------------------------------------------------
           Region            1998            1997           1996           1998           1997           1996
    -----------------------------------------------------------------------------------------------------------

      United States       $   6,172       $   6,296      $   4,573      $  1,783       $     --       $     --
      South America           4,567           4,057            966            --             --             --
      Canada                  1,680           1,731          1,731           945          2,439          2,110
      Europe                     --              --             --         1,560          3,530          3,530
      Rest of the world       8,684           5,274          2,669         3,359          3,215            926
                          =====================================================================================
       Lease Revenues     $  21,103       $  17,358      $   9,939      $  7,647       $  9,184       $  6,566
                          =====================================================================================


               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1998

6.   Geographic Information (continued)

     The following table sets forth income (loss) information by region for owned equipment and investments in USPEs for the years ended December 31, are as follows (in thousands of dollars):


                                       Owned Equipment                           Investments in USPEs
                           -------------------------------------------------------------------------------------
            Region            1998           1997           1996          1998           1997           1996
     -----------------------------------------------------------------------------------------------------------
     ----------------------

       United States       $   1,070      $    214       $   (201 )    $  (3,037 )    $      --      $      --
       South America           2,342        (2,446 )       (1,918 )           --             --             --
       Canada                    466           (28 )          128          6,718            142           (896 )
       Europe                     --            --             --            153          1,653          1,156
       Rest of the world        (238 )       1,387           (774 )         (906 )         (525 )         (516 )
                           -------------------------------------------------------------------------------------
     Regional
         Income (loss)         3,640          (873 )       (2,765 )        2,928          1,270           (256 )
       Administrative
         and other            (2,252 )      (2,449 )          629             --             --             --
                           -------------------------------------------------------------------------------------
                           =====================================================================================
     Net income (loss)     $   1,388      $ (3,322 )     $ (2,136 )    $   2,928      $   1,270      $    (256 )
                           =====================================================================================

     The net book value of owned assets and the net investment in the unconsolidated special-purpose entities at December 31, are as follows (in thousands of dollars):


                                           Owned Equipment                            Investments in USPEs
                              ------------------------------------------    ------------------------------------------
               Region            1998           1997           1996            1998           1997           1996
       ---------------------------------------------------------------------------------------------------------------
       ---------------------------------------------------------------------------------------------------------------

         United States         $ 15,751      $  24,901      $  26,401         $ 9,782      $      --      $      --
         South America            6,429         10,022         17,858              --          4,006             --
         Canada                   6,040          2,102          4,664             248          4,614          6,665
         Europe                      --             --             --           3,929          5,180          8,767
         Rest of the world       36,067         15,358          9,221           9,488         12,452          9,917
                              ========================================================================================
       Net book value          $ 64,287      $  52,383      $  58,144         $23,447      $  26,252      $  25,349
                              ========================================================================================

7.   Notes Payable

     In December 1996, the Fund entered into an agreement to issue a $25.0 million long-term note to one institutional investor. The note bears interest at a fixed rate of 7.33% per annum and has a final maturity in 2006. Interest on the note is payable semi-annually. The note will be repaid in five principal payments of $3.0 million on December 31, 2000, 2001, 2002, 2003, and 2004 and two principal payments of $5.0 million on December 31, 2005, and 2006. The agreement requires the Fund to maintain certain financial covenants related to fixed-charge coverage The loan was funded in March 1997. The Manager estimates, based on recent transactions, that the fair value of the $25.0 million fixed-rate note is $25.7 million.

     The Manager has entered into a joint $24.5 million credit facility (the Committed Bridge Facility) on behalf of the Fund, PLM Equipment Growth Fund VI (EGF VI), and PLM Equipment Growth & Income Fund VII (EGF VII), both affiliated investment programs; and TEC Acquisub, Inc. (TECAI), an indirect wholly-owned subsidiary of the Manager, which may be used to provide interim financing of up to (i) 70% of the aggregate book value or 50% of the aggregate net fair market value of eligible equipment owned by the Fund, plus (ii) 50% of unrestricted cash held by the borrower. The Fund, EGF VI, EGF VII, and TECAI collectively may borrow up to $24.5 million under the Committed Bridge Facility. Outstanding borrowings by one borrower reduce the amount available to each of the other borrowers under the Committed Bridge Facility. The Committed Bridge Facility also provides for a $5.0 million Letter of Credit Facility for the eligible borrowers. Individual borrowings may be outstanding for no more than 179 days, with all advances due no later than December 14, 1999. Interest accrues at

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1998

7.   Notes Payable (continued)

     either the prime rate or adjusted LIBOR plus 1.625%, at the borrower's option, and is set at the time of an advance of funds. Borrowings by the Fund are guaranteed by the Manager. As of December 31, 1998, no eligible borrower had any outstanding borrowings under this Facility. The Manager believes it will be able to renew the Committed Bridge Facility upon its expiration with similar terms as those in the current Committed Bridge Facility.

8.   Concentrations of Credit Risk

     As of December 31, 1998, the Fund's customers that accounted for 10% or more of the total consolidated revenues for the owned equipment and partially owned equipment during 1998, 1997, and 1996 were TAP Air Portugal (12% in 1997, and 20% in 1996) and Canadian Airlines Int'l. (12% in 1997, and 17% in 1996). No single lessee accounted for more than 10% of the consolidated revenues for the year ended December 31, 1998. In 1998, however, Triton Aviation Services, Ltd. purchased three commercial aircraft from the Fund and the gain from the sale accounted for 24% of total consolidated revenues from wholly and partially owned equipment. In 1997, Hercules Rig Corporation, also a lessee, purchased the mobile offshore drilling unit that they were leasing from the Fund. The lease revenues and the gain from the sale accounted for 11% of total consolidated revenues during 1997.

     As of December 31, 1998 and 1997, the Manager believes the Fund had no significant concentrations of credit risk that could have a material adverse effect on the Fund.

9.   Income Taxes

     The Fund is not subject to income taxes, as any income or loss is included in the tax returns of the individual partners. Accordingly, no provision for income taxes has been made in the financial statements of the Fund.

     As of December 31, 1998, there were temporary differences of approximately $27.5 million between the financial statement carrying values of certain assets and liabilities and the federal income tax basis of such assets and liabilities, primarily due to differences in depreciation methods, equipment reserves, provisions for bad debts, lessee's prepaid deposits, and the tax treatment of syndication costs.

10.  Subsequent Event

     During February and March 1999, the Fund sold part of its interest in two trusts that owned a total of three stage II commercial aircraft with a net book value of $3.4 million for proceeds of $6.0 million. The Fund expects that its remaining interest in the two trusts that still own two stage II aircraft engines and a portfolio of aircraft rotables will be sold before the end of March 1999.









                            (This space intentionally
                                  left blank.)

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                                INDEX OF EXHIBITS


  Exhibit                                                                 Page

    4.     Operating Agreement of Fund.                                    *

   10.1    Management Agreement between Fund and                           *
           PLM Investment Management, Inc.

   10.2    $25.0 Million Note Agreement, dated as of December 30, 1996.    *

   10.3    Fourth Amended and restated Warehousing Credit Agreement, dated
           as of December 15, 1998, with First Union National Bank      48-122

   24.     Powers of Attorney.                                         123-125



* Incorporated by reference.  See page 28 of this report.