Form 10-Q
period 1999-03-31
PROFESSIONAL LEASE MANAGEMENT INCOME FUND I LLC
filed 1999-05-03
CIK 928956

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------
                                    FORM 10-Q


         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL QUARTER ENDED MARCH 31, 1999

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

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A DELAWARE LIMITED LIABILITY COMPANY)
                                 BALANCE SHEETS
                 (IN THOUSANDS OF DOLLARS, EXCEPT PER UNIT AMOUNTS)



                                                                                March 31,         December 31,
                                                                                  1999                1998
                                                                             ------------------------------------
  ASSETS

  Equipment held for operating lease, at cost                                 $   102,144         $  102,270
  Less accumulated depreciation                                                   (40,873 )          (37,983 )
                                                                             ------------------------------------
      Net equipment                                                                61,271             64,287

  Cash and cash equivalents                                                        10,622              3,720
  Accounts receivable, less allowance for doubtful accounts
        of $41 in 1999 and $43 in 1998                                              3,161              1,473
  Investment in unconsolidated special-purpose entities                            18,357             23,447
  Deferred charges, less accumulated amortization
        of $38 in 1999 and $344 in 1998                                               138                275
  Prepaid expenses and other assets                                                   314                264
  ---------------------------------------------------------------------------------------------------------------

        Total assets                                                          $    93,863         $   93,466
                                                                             ====================================

  LIABILITIES AND MEMBERS' EQUITY

  Liabilities:
  Accounts payable and accrued expenses                                       $       890         $      461
  Due to affiliates                                                                   571                381
  Lessee deposits and reserves for repairs                                          2,848              2,599
  Note payable                                                                     25,000             25,000
                                                                             ------------------------------------
      Total liabilities                                                            29,309             28,441
                                                                             ------------------------------------

  Members' equity:
  Class A members (4,985,383 units as of March 31, 1999
        and 4,999,581 units as of December 31, 1998)                               64,554             64,893
  Class B member                                                                       --                132
                                                                             ------------------------------------
      Total members' equity                                                        64,554             65,025
                                                                             ------------------------------------

         Total liabilities and members' equity                                $    93,863         $   93,466
                                                                             ====================================














                       See accompanying notes to financial
                                  statements.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A DELAWARE LIMITED LIABILITY COMPANY)
                              STATEMENTS OF INCOME
         (IN THOUSANDS OF DOLLARS, EXCEPT WEIGHTED-AVERAGE UNIT AMOUNTS)




                                                                                       For the Three Months
                                                                                          Ended March 31,
                                                                                       1999           1998
                                                                                     --------------------------
REVENUES

Lease revenue                                                                         $ 5,473      $   4,294
Interest and other income                                                                  84            197
Net gain (loss) on disposition of equipment                                               (16 )           28
                                                                                     --------------------------
    Total revenues                                                                      5,541          4,519
                                                                                     --------------------------

EXPENSES

Depreciation and amortization                                                           2,950          2,982
Repairs and maintenance                                                                   673            265
Equipment operating expenses                                                              916            238
Interest expense                                                                          453            458
Insurance expense to affiliate                                                             --             (3 )
Other insurance expense                                                                    98             50
Management fees to affiliate                                                              301            237
General and administrative expenses to affiliates                                         244            194
Other general and administrative expenses                                                 151            161
                                                                                     --------------------------
    Total expenses                                                                      5,786          4,582
                                                                                     --------------------------

Equity in net income of unconsolidated special-purpose entities                         3,047          2,457
                                                                                     --------------------------

Net income before cumulative effect of accounting change                                2,802          2,394

Cumulative effect of accounting change                                                    132             --
                                                                                     --------------------------

      Net income                                                                      $ 2,670      $   2,394
                                                                                     ==========================

MEMBERS' SHARE OF NET INCOME

Class A members                                                                       $ 2,361      $   2,016
Class B member                                                                            309            378
                                                                                     --------------------------

       Total                                                                          $ 2,670      $   2,394
                                                                                     ==========================


Net income per weighted-average Class A unit                                          $  0.47      $    0.40
                                                                                     ==========================

Cash distributions                                                                    $ 2,940      $   2,941
                                                                                     ==========================

Cash distributions per weighted-average Class A units                                 $  0.50      $    0.50
                                                                                     ==========================


                       See accompanying notes to financial
                                  statements.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A DELAWARE LIMITED LIABILITY COMPANY)
                    STATEMENTS OF CHANGES IN MEMBERS' EQUITY
            FOR THE PERIOD FROM DECEMBER 31, 1997 TO MARCH 31, 1999
                            (IN THOUSANDS OF DOLLARS)



                                                           Class A              Class B              Total
                                                       ---------------------------------------------------------

  Members' equity as of December 31, 1997              $       72,298       $         176       $       72,474

  Net income                                                    2,595               1,721                4,316

  Cash distribution                                           (10,000 )            (1,765 )            (11,765 )
                                                       ---------------------------------------------------------

    Members' equity as of December 31, 1998                    64,893                 132               65,025

  Net income                                                    2,361                 309                2,670

  Repurchase of Class A units                                    (201 )                --                 (201 )

  Cash distribution                                            (2,499 )              (441 )             (2,940 )
                                                       ---------------------------------------------------------

    Members' equity as of March 31, 1999               $       64,554       $          --       $       64,554
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

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A DELAWARE LIMITED LIABILITY COMPANY)
                            STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)



                                                                             For the Three Months
                                                                               Ended March 31,
                                                                          1999                 1998
                                                                    ---------------------------------------
     OPERATING ACTIVITIES

     Net income                                                     $         2,670      $         2,394
     Adjustments to reconcile net income to net cash
           provided by (used in) operating activities:
       Depreciation and amortization                                          2,950                2,982
       Cumulative effect of accounting change                                   132                   --
       Net (gain) loss on disposition of equipment                               16                  (28 )
       Equity in net income of unconsolidated
             special-purpose entities                                        (3,047 )             (2,457 )
       Changes in operating assets and liabilities:
         Accounts receivable, net                                            (1,688 )                421
         Prepaid expenses and other assets                                      (50 )                 45
         Accounts payable and accrued expenses                                  429                  331
         Due to affiliates                                                      190                  (28 )
         Lessee deposits and reserves for repairs                               249                  282
                                                                    ---------------------------------------
             Net cash provided by operating activities                        1,851                3,942
                                                                    ---------------------------------------

     INVESTING ACTIVITIES

     Payments for purchase of equipment and capitalized
           improvements                                                          (5 )            (10,442 )
     Investment in and equipment purchased and placed
           in unconsolidated special-purpose entities                            --               (6,143 )
     Liquidation distributions from unconsolidated
           special-purpose entities                                           7,092                4,707
     Proceeds from disposition of equipment                                      60                   --
     Distributions from unconsolidated special-purpose
           entities                                                           1,045                4,316
                                                                    ---------------------------------------
                                                                    ---------------------------------------
           Net cash used in investing activities                              8,192               (7,562 )
                                                                    ---------------------------------------

     FINANCING ACTIVITIES

     Payment due to affiliates                                                   --               (1,793 )
     Cash distributions to Class A members                                   (2,499 )             (2,500 )
     Cash distributions to Class B Member                                      (441 )               (441 )
     Repurchase of Class A units                                               (201 )                 --
                                                                    ---------------------------------------
           Net cash used in financing activities                             (3,141 )             (4,734 )
                                                                    ---------------------------------------

     Net increase (decrease) in cash and cash equivalents                     6,902               (8,354 )
     Cash and cash equivalents at beginning of period                         3,720               19,179
                                                                    ---------------------------------------
     Cash and cash equivalents at end of period                     $        10,622      $        10,825
                                                                    =======================================

     SUPPLEMENTAL INFORMATION
     Interest paid                                                  $            --      $            --
                                                                    =======================================


                See accompanying notes to financial statements.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A DELAWARE LIMITED LIABILITY COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999


1.   Opinion of Management

     In the opinion of the management of PLM Financial Services, Inc. (FSI or the Manager), the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of Professional Lease Management Income Fund I, L.L.C. (the Fund) as of March 31, 1999 and December 31, 1998, the statements of income for the three months ended March 31, 1999 and 1998, the statements of changes in members' equity for the period from December 31, 1997 to March 31, 1999, and the statements of cash flows for the three months ended March 31, 1999 and 1998. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Fund's Annual Report on Form 10-K for the year ended December 31, 1998, on file at the Securities and Exchange Commission.

2.   Schedule of Fund Phases

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

3.   Repurchase of Class A Units

     In 1998, the Fund agreed to repurchase up to 28,000 Class A units in 1999 for an aggregate purchase price of $0.4 million. As of March 31, 1999, the Fund had repurchased 14,198 Class A units for $0.2 million. The Manager may repurchase additional units in the future.

4.       Cash Distributions

     Cash distributions are recorded when paid and may include amounts in excess of net income that are considered to represent a return of capital. For the three months ended March 31, 1999 and 1998, cash distributions totaled $2.9 million. Cash distributions to the Class A unitholders of $0.1 million and $0.5 million for the three months ended March 31, 1999 and 1998, respectively, were deemed to be a return of capital.

     Cash distributions related to the results from the first quarter of 1999, of $1.7 million, were paid during the second quarter of 1999.

5.   Transactions with Manager and Affiliates

     The balance due to affiliates as of March 31, 1999 included $0.3 million due to FSI and its affiliates for management fees and $0.3 million due to affiliated unconsolidated special-purpose entities (USPEs). The balance due to affiliates as of December 31, 1998 included $0.2 million due to FSI and its affiliates for management fees.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A DELAWARE LIMITED LIABILITY COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999

5.   Transactions with Manager and Affiliates (continued)

     The Fund's proportional share of USPE-affiliated management fees of $37,000 and $40,000 were payable as of March 31, 1999 and December 31, 1998, respectively.

     The Fund's proportional share of the affiliated expenses incurred by the USPEs during 1999 and 1998 is listed in the following table (in thousands of dollars):

                                                       For the Three Months
                                                          Ended March 31,
                                                        1999           1998
                                                     --------------------------

    Management fees                                  $      70      $     87
    Data processing and administrative
       expenses                                             21            31
    Insurance expense                                       --             1

     Transportation Equipment Indemnity Company, Ltd., an affiliate of the Manager, provided certain marine insurance coverage for Fund equipment and other insurance brokerage services during 1998. TEI will not provide the same insurance coverage during 1999 as had been provided during 1998. These services were provided by an unaffiliated third party.

6.   Equipment

     The components of owned equipment were as follows (in thousands of dollars):


                                                 March 31,            December 31,
                                                   1999                   1998
                                              ---------------------------------------

  Marine vessels                               $   46,957             $    46,957
  Aircraft                                         20,605                  20,605
  Railcars                                         19,794                  19,920
  Trailers                                         14,788                  14,788
                                              ---------------------------------------
                                                  102,144                 102,270
  Less accumulated depreciation                   (40,873 )               (37,983 )
                                              ---------------------------------------
        Net equipment                          $   61,271             $    64,287
                                              =======================================


     As of March 31, 1999, all owned equipment in the Fund's portfolio was either on lease or operating in PLM-affiliated short-term trailer rental facilities, except for ten railcars with a carrying value of $0.2 million. As of December 31, 1998, all owned equipment in the Fund's portfolio was either on lease or operating in PLM-affiliated short-term trailer rental facilities, except for three railcars with a carrying value of $37,000.

     During the three months ended March 31, 1999, the Fund did not purchase any owned equipment. It spent $5,000 on capitalized improvements.

     During the three months ended March 31, 1999, the Fund sold railcars with a net book value of $0.1 million, for proceeds of $0.1 million.

     During the three months ended March 31, 1998, the Fund sold a trailer and a railcar with a net book value of $24,000, for proceeds of $0.1 million.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A DELAWARE LIMITED LIABILITY COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999

7.   Investments in Unconsolidated Special-Purpose Entities

     The net investments in USPEs included the following jointly-owned equipment (and related assets and liabilities) (in thousands of dollars):


                                                                              March 31,              December 31,
                                                                                 1999                    1998
                                                                          ---------------------------------------------

     61% interest in an entity owning a mobile offshore drilling unit      $         7,889        $           8,223
     50% interest in a trust owning an MD-82 stage III commercial
               aircraft                                                              6,027                    6,441
     50% interest in a trust owning an MD-82 stage III commercial
               aircraft                                                              3,024                    3,342
     50% interest in a trust owning a cargo marine vessel                            1,200                    1,265
     25% interest in a trust that owned four 737-200A stage II
               commercial aircraft                                                     121                      137
     25% interest in a trust that owned four 737-200A stage II
               commercial aircraft                                                      96                      110
     33% interest in two trusts that owned a total of three 737-200A stage II commercial aircraft, two stage II aircraft
     engines,
               and a portfolio of aircraft rotables                                     --                    3,929
                                                                          =============================================
         Net investments                                                   $        18,357        $          23,447
                                                                          =============================================

     During the three months ended March 31, 1999, the Manager sold the Fund's 33% interest in two trusts that owned a total of three 737-200A stage II commercial aircraft, two stage II aircraft engines, and a portfolio of aircraft rotables. The trusts were sold for proceeds of $7.1 million for its net investment of $3.8 million.









                         (This space intentionally left
                                    blank.)

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A DELAWARE LIMITED LIABILITY COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999

8.   Operating Segments

     The Fund operates in five different segments: marine vessel leasing, aircraft leasing, railcar leasing, trailer leasing and rig leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers. The following tables present a summary of the operating segments (in thousands of dollars):


                                           Marine
                                           Vessel   Aircraft    Railcar   Trailer      Rig       All
    For the quarter ended March 31, 1999  Leasing    Leasing    Leasing   Leasing    Leasing    Other<F1>   Total
    ------------------------------------  -------    -------    -------   -------    -------    ------      -----

    REVENUES
      Lease revenue                        $ 2,630   $  1,014   $    982  $    847   $     --  $     --   $  5,473
      Interest income and other                 --          3         --        --         --        81         84
      Net loss on disposition
        of equipment                            --         --        (16 )      --         --        --        (16 )
                                          -------------------------------------------------------------------------
        Total revenues                       2,630      1,017        966       847         --        81      5,541

    COSTS AND EXPENSES
      Operations support                     1,329          6        146       193         --        13      1,687
      Depreciation and amortization          1,503        643        437       362         --         5      2,950
      Interest expense                          --         --         --        --         --       453        453
      Management fees to affiliate             132         51         65        53         --        --        301
      General and administrative expenses       15          8          6       175         --       191        395
                                          -------------------------------------------------------------------------
        Total costs and expenses             2,979        708        654       783         --       662      5,786
                                          -------------------------------------------------------------------------
    Equity in net income (loss) of USPEs       (56 )    2,801         --        --        302        --      3,047
                                          -------------------------------------------------------------------------
    Net income (loss) before cumulative
    effect
        of accounting change                  (405 )    3,110        312        64        302      (581 )    2,802
                                          -------------------------------------------------------------------------
    Cumulative effect of accounting             --         --         --        --         --       132        132
    change
                                          =========================================================================
        Net income                         $  (405 ) $  3,110   $    312  $     64   $    302  $   (713 ) $  2,670
                                          =========================================================================

    Total assets as of March 31, 1999      $ 36,821  $ 16,309   $ 12,706  $  8,695   $  7,889  $ 11,443   $ 93,863
                                          =========================================================================


<F1> Includes  interest  income  and  costs  not  identifiable  to a  particular segment, such as amortization expense and interest expense and certain operations support, and general and administrative expenses.





                                           Marine
                                           Vessel   Aircraft    Railcar   Trailer      Rig       All
    For the quarter ended March 31, 1998  Leasing    Leasing    Leasing   Leasing    Leasing    Other<F1>   Total
    ------------------------------------  -------    -------    -------   -------    -------    ------      -----

    REVENUES
      Lease revenue                        $ 1,269   $  1,265   $    954  $    806   $     --  $     --   $  4,294
      Interest income and other                 --          4         --        --         --       193        197
      Net gain on disposition
        of equipment                            --         --         22         6         --        --         28
                                          -------------------------------------------------------------------------
        Total revenues                       1,269      1,269        976       812         --       193      4,519

    COSTS AND EXPENSES
      Operations support                       312         13         83       131         --        11        550
      Depreciation and amortization            761      1,255        505       435         --        26      2,982
      Interest expense                          --         --         --        --         --       458        458
      Management fees to affiliate              63         56         65        53         --        --        237
      General and administrative expenses       27          9        (18 )     196         --       141        355
                                          -------------------------------------------------------------------------
        Total costs and expenses             1,163      1,333        635       815         --       636      4,582
                                          -------------------------------------------------------------------------
    Equity in net income (loss) of USPEs      (126 )    2,440         --        --        143        --      2,457
                                          -------------------------------------------------------------------------
                                          =========================================================================
    Net income (loss)                      $   (20 ) $  2,376   $    341  $     (3 ) $    143  $   (443 ) $  2,394
                                          =========================================================================

    Total assets as of March 31, 1998      $ 26,672  $ 26,585   $ 14,605  $ 10,453   $  9,528  $ 11,884   $ 99,727
                                          =========================================================================


<F1> Includes  interest  income  and  costs  not  identifiable  to a  particular segment, such as amortization expense and interest expense and certain operations support, and general and administrative expenses.


               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A DELAWARE LIMITED LIABILITY COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999

9.   Debt

     The Manager has entered into a short-term, joint $24.5 million credit facility (the Committed Bridge Facility) on behalf of the Fund that is due to expire on December 14, 1999. Among the eligible borrowers, PLM Equipment Growth VI had borrowings of $3.7 million and TEC Acquisub, Inc., an indirect wholly-owned subsidiary of PLM International, Inc., had borrowings of $11.3 million under the short-term joint, $24.5 million credit facility as of March 31, 1999. No other eligible borrower had any outstanding borrowings. The Manager believes it will be able to renew the Committed Bridge Facility upon its expiration with similar terms as those in the current Committed Bridge Facility.

10.  Net Income Per Weighted-Average Class A Unit

     Net income per weighted-average Class A unit was computed by dividing net income attributable to Class A members by the weighted-average number of Class A units deemed outstanding during the period. The weighted-average number of Class A units deemed outstanding during the three months ended March 31, 1999 and 1998 were 4,996,077 units and 4,999,581 units, respectively.

11.  Cumulative Effect of Accounting Change

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," which requires costs related to start-up activities to be expensed as incurred. The statement requires that initial application be reported as a cumulative effect of a change in accounting principle. The Fund adopted this statement during the first quarter of 1999, at which time it took a $0.1 million charge, related to start-up costs of Fund.

12.  Subsequent Event

     On April 1, 1999, the Fund purchased a group of marine containers for $8.6 million.











                         (This space intentionally left
                                    blank.)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)  RESULTS OF OPERATIONS

Comparison of the Professional Lease Management Income Fund I, L.L.C.'s (the Fund's) Operating Results for the Three Months Ended March 31, 1999 and 1998

(A)   Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment increased during the first quarter of 1999, compared to the same quarter of 1998. Gains or losses from the sale of equipment, interest and other income and certain expenses such as depreciation and amortization and general and administrative expenses relating to the operating segments (see Note 8 to the financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):


                                                                            For the Three Months
                                                                               Ended March 31,
                                                                            1999             1998
                                                                         ----------------------------

  Marine vessels                                                         $  1,301       $      973
  Aircraft                                                                  1,008            1,252
  Railcars                                                                    836              871
  Trailers                                                                    654              676


Marine vessels: Marine vessel lease revenues and direct expenses were $2.6 million and $1.3 million, respectively, for the first quarter of 1999, compared to $1.3 million and $0.3 million, respectively, during the same quarter of 1998. Marine vessel contribution increased due to the purchase of a marine vessel in the first quarter of 1998 and another vessel in the second quarter of 1998. This increase in contribution caused by these purchases was offset, in part, by lower re-lease rates for another marine vessel.

Aircraft: Aircraft lease revenues and direct expenses were $1.0 million and $6,000, respectively, for the first quarter of 1999, compared to $1.3 million and $13,000, respectively, during the same quarter of 1998. Aircraft contribution decreased due to the sale of an aircraft in the second quarter of 1998.

Railcars: Railcar lease revenues and direct expenses were $1.0 million and $0.1 million, respectively, for the first quarter of 1999 and 1998. Railcar contribution decreased slightly due to a decrease in lease revenue resulting from the sale or disposition of railcars in 1998 and the first quarter of 1999, offset, in part, by the increase in lease revenue due to the purchase of railcars in the first quarter of 1998.

Trailers: Trailer lease revenues and direct expenses were $0.8 million and $0.2 million, respectively, for the first quarter of 1999, compared to $0.8 million and $0.1 million, respectively, during the same quarter of 1998. Expenses increased due to repairs required on certain trailers during the first quarter of 1999, which were not needed in the same period in 1998.

(B)   Interest and Other Income

Interest and other income decreased $0.1 million due to lower average cash balances in the first quarter of 1999, compared to the same period in 1998.

(C)   Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $4.1 million for the quarter ended March 31, 1999 increased from $4.0 million for the same period in 1998. The primary reason for the increase was due to a $0.1 million increase in management fees to affiliate that reflects the higher levels of lease revenues on owned equipment in 1999, when compared to 1998.

(D)  Net Gain (Loss) on Disposition of Owned Equipment

The net loss on disposition of equipment for the first quarter of 1999 totaled $16,000 which resulted from the sale of railcars with a net book value of $0.1 million, for proceeds of $0.1 million. Net gain on disposition of equipment for the first quarter of 1998 totaled $28,000 which resulted from the sale of a railcar and a trailer with a net book value of $24,000, for proceeds of $0.1 million.

(E)   Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars).


                                                                            For the Three Months
                                                                               Ended March 31,
                                                                            1999             1998
                                                                         ----------------------------

  Aircraft                                                               $  2,801        $   2,440
  Mobile offshore drilling unit                                               302              143
  Marine vessel                                                               (56 )           (126 )
  ===================================================================================================
         Equity in Net Income of USPEs                                   $  3,047        $   2,457
  ===================================================================================================


Aircraft: As of March 31, 1999, the Fund owned interests in two trusts that each own a commercial aircraft. As of March 31, 1998, the Fund owned an interest in a trust that owns two commercial aircraft, an interest in a trust that owns a commercial aircraft, and an interest in two trusts that owned a total of three commercial aircraft, two aircraft engines, and a portfolio of aircraft rotables. During the first quarter of 1999, aircraft lease revenues were $0.5 million and the gain from the sale of the Fund's interest in two trusts that owned three commercial aircraft, two aircraft engines, and a portfolio of aircraft rotables of $3.3 million was offset by expenses of $1.0 million. During the same period in 1998, aircraft revenues were $1.3 million and the gain from the sale of the Fund's interest in a trust that owned four commercial aircraft of $2.7 million was offset by expenses of $1.6 million. Lease revenues decreased $0.8 million due to the sale of the Fund's investment in two trusts containing ten commercial aircraft, the sale of the Fund's investment in two trusts that owned a total of three 737-200A Stage II commercial aircraft, two stage II aircraft engines, and a portfolio of aircraft rotables, and a lower lease rate earned on certain equipment. The decrease in lease revenues caused by these sales was offset, in part, by the purchase of two additional trusts each containing a MD-82 commercial aircraft during 1998. The decrease in expenses of $0.6 million was primarily due to lower depreciation expense relating to the sale of the Fund's interest in four trusts and the result of the double declining-balance method of depreciation which results in greater depreciation in the first years an asset is owned offset, in part, by the Fund's investment in two additional trusts during 1998.

Mobile offshore drilling unit: As of March 31, 1999 and 1998, the Fund had an interest in an entity that owns a mobile offshore drilling unit. Mobile offshore drilling unit revenues and expenses were $0.7 million and $0.4 million, respectively, for the first quarter of 1999, compared to $0.6 million and $0.4 million, respectively, during the same quarter of 1998. The increase in mobile offshore drilling unit contribution is due to an increase in the lease rate during 1999 and lower depreciation expense as a result of the double declining-balance method of depreciation which results in greater depreciation in the first years an asset is owned.

Marine vessel: As of March 31, 1999 and 1998, the Fund had an interest in an entity that owns a marine vessel. Marine vessel revenues and expenses were $0.2 million and $0.3 million, respectively, for the first quarter of 1999, compared to $0.3 million and $0.4 million, respectively, during the same period in 1998. Lease revenue decreased in the quarter ended March 31, 1999 compared to the same period in 1998, due to lower re-lease rates as a result of a weak bulk-carrier vessel market. Expenses decreased due primarily to lower depreciation expense as a result of the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned.

(F) Cumulative effect of accounting change

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," which requires costs related to start-up activities to be expensed as incurred. The statement requires that initial application be reported as a cumulative effect of a change in accounting principle. The Fund adopted this statement during the first quarter of 1999, at which time it took a $0.1 million charge, related to start-up costs of the Fund.

(G)   Net Income

As a result of the foregoing, the Fund had net income of $2.7 million for the first quarter of 1999, compared to net income of $2.4 million during the same period of 1998. The Fund's ability to acquire, operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Fund's performance in the first quarter of 1999 is not necessarily indicative of future periods. In the first quarter of 1999, the Fund distributed $2.5 million to Class A members, or $0.50 per weighted-average Class A unit.

(II)  FINANCIAL CONDITION -- CAPITAL RESOURCES AND LIQUIDITY

For the three months ended March 31, 1999, the Fund generated operating cash of $2.9 million (net cash provided by operating activities, plus non-liquidating distributions from USPEs) to meet its operating obligations and maintain the current level of distributions (total for three months ended March 31, 1999 of approximately $2.9 million) to the partners.

During the three months ended March 31, 1999, PLM Financial Services, Inc. (FSI or the Manager), a wholly-owned subsidiary of PLM International, Inc., sold or disposed of Fund owned equipment and investments in USPEs and received aggregate proceeds of $7.2 million.

On April 1, 1999, the Fund purchased a group of marine containers for $8.6 million.

The Manager has entered into a short-term joint $24.5 million credit facility. As of April 30, 1999, TEC Acquisub, Inc., an indirect wholly-owned subsidiary of PLM International, Inc., had borrowings of $14.8 million and PLM Equipment Growth Fund VI had borrowings of $3.7 million under the short-term joint $24.5 million credit facility. No other eligible borrower had any outstanding borrowings.

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

(IV)  ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued "Accounting for Derivative Instruments and Hedging Activities," (SFAS No. 133) which standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. This statement is effective for all quarters of fiscal years beginning after June 15, 1999. As of March 31, 1999, the Manager is reviewing the effect this standard will have on the Fund's consolidated financial statements.

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

The ability of the Fund to realize acceptable lease rates on its equipment in the different equipment markets is contingent on many factors, such as specific market conditions and economic activity, technological obsolescence, and government or other regulations. The unpredictability of some of these factors, or of their occurrence, makes it difficult for the Manager to clearly define trends or influences that may impact the performance of the Fund's equipment. The Manager continually monitors both the equipment markets and the performance of the Fund's equipment in these markets. The Manager may decide to reduce the Fund's exposure to equipment markets if it determines that it cannot operate equipment to achieve acceptable rates of return. Alternatively, the Manager may make a determination to enter equipment markets in which it perceives opportunities to profit from supply/demand instabilities or other market imperfections.

The Fund intends to use excess cash flow, if any, after payment of operating expenses, the maintenance of working capital reserves, and cash distributions to the members, to acquire additional equipment during the first six years of the Fund's operations. The Manager believes these acquisitions may cause the Fund to generate additional earning and cash flow for the Fund.

(VI)  FORWARD-LOOKING INFORMATION

Except for the historical information contained herein, the discussion in this Form 10-Q contains forward-looking statements that involve risks and uncertainties, such as statements of the Fund's plans, objectives, expectations, and intentions. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q. The Fund's actual results could differ materially from those discussed here.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Fund's primary market risk exposure is that of currency devaluation risk. During the three months ended March 31, 1999, 79% of the Fund's total lease revenues from wholly-and partially-owned equipment came from non-United States domiciled lessees. Most of the leases require payment in United States (U.S.) currency. If these lessee's currency devalues against the U.S. dollar, the lessees could encounter difficulty in making the U.S. dollar denominated lease payment.










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


                                          PROFESSIONAL LEASE MANAGEMENT
                                          INCOME FUND I, L.L.C.
                                     By:  PLM Financial Services, Inc.
                                          Manager




Date: April 30, 1999
                                     By:  /s/ Richard K Brock
                                          ----------------------------
                                          Richard K Brock
                                          Vice President and
                                          Corporate Controller