Form 10-Q
period 1999-06-30
PROFESSIONAL LEASE MANAGEMENT INCOME FUND I LLC
filed 1999-08-05
CIK 928956

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ____________________
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL QUARTER ENDED JUNE 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

                       COMMISSION FILE NUMBER 33-83216-01
                             _______________________



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



       Registrant's telephone number, including area code: (415) 974-1399
                             _______________________

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
                                 BALANCE SHEETS
                 (in thousands of dollars, except unit amounts)



                                                                               June 30,          December 31,
                                                                                 1999                 1998
                                                                          ----------------------------------------
Assets

Equipment held for operating lease, at cost                                  $   112,039           $  102,270
Less accumulated depreciation                                                    (44,171)             (37,983)
                                                                          ----------------------------------------
    Net equipment                                                                 67,868               64,287

Cash and cash equivalents                                                          2,027                3,720
Restricted cash                                                                      409                   --
Accounts receivable, less allowance for doubtful accounts
      of $70 in 1999 and $43 in 1998                                               2,977                1,473
Investment in unconsolidated special-purpose entities                             17,152               23,447
Deferred charges, less accumulated amortization
      of $43 in 1999 and $344 in 1998                                                134                  275
Prepaid expenses and other assets                                                    151                  264

      Total assets                                                           $    90,718           $   93,466
                                                                          ========================================

Liabilities and members' equity

Liabilities:
Accounts payable and accrued expenses                                        $       450           $      461
Due to affiliates                                                                    599                  381
Lessee deposits and reserves for repairs                                           3,446                2,599
Note payable                                                                      25,000               25,000
                                                                          ----------------------------------------
    Total liabilities                                                             29,495               28,441
                                                                          ----------------------------------------

Members' equity:
Class A members (4,975,671 units as of June 30, 1999
      and 4,999,581 units as of December 31, 1998)                                61,223               64,893
Class B member                                                                        --                  132
                                                                          ----------------------------------------
    Total members' equity                                                         61,223               65,025
                                                                          ----------------------------------------

       Total liabilities and members' equity                                 $    90,718           $   93,466
                                                                          ========================================














                 See accompanying notes to financial statements.




               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A DELAWARE LIMITED LIABILITY COMPANy)
                            STATEMENTS OF OPERATIONS
         (in thousands of dollars, except weighted-average unit amounts)


                                                        For the Three Months                For the Six Months
                                                           Ended June 30,                     Ended June 30,
                                                         1999            1998                1999             1998
                                                    -------------------------------------------------------------------
REVENUES

Lease revenue                                         $   5,412       $   5,006           $   10,885       $   9,300
Interest and other income                                    36              92                  120             289
Net gain on disposition of equipment                         27           2,713                   11           2,741
                                                    -------------------------------------------------------------------
    Total revenues                                        5,475           7,811               11,016          12,330
                                                    -------------------------------------------------------------------

Expenses

Depreciation and amortization                             3,324           3,424                6,274           6,406
Repairs and maintenance                                     580             508                1,253             773
Equipment operating expenses                                624             351                1,540             589
Interest expense                                            463             458                  916             916
Insurance expense to affiliate                               --              22                   --              19
Other insurance expense                                      69              37                  167              87
Management fees to affiliate                                287             275                  588             512
General and administrative expenses
      to affiliates                                         222             231                  466             425
Other general and administrative expenses                   179             303                  330             464
                                                    -------------------------------------------------------------------
    Total expenses                                        5,748           5,609               11,534          10,191
                                                    -------------------------------------------------------------------

Equity in net income of unconsolidated
      special-purpose entities                                5           3,014                3,052           5,471
                                                    -------------------------------------------------------------------

Net income (loss) before cumulative effect of
      accounting change                                    (268 )         5,216                2,534           7,610

Cumulative effect of accounting change                       --              --                 (132)             --

      Net income (loss)                               $    (268 )     $   5,216           $    2,402       $   7,610
                                                    ===================================================================

Members' share of net income (loss)

Class A members                                       $    (708 )     $   4,764           $    1,653       $   6,780
Class B member                                              440             452                  749             830
                                                    -------------------------------------------------------------------

       Total                                          $    (268 )     $   5,216           $    2,402       $   7,610
                                                    ===================================================================

Net income (loss) per weighted-average
     Class A unit                                     $   (0.14 )     $    0.95           $     0.33       $    1.36
                                                    ===================================================================

Cash distributions                                    $   2,933       $   2,941           $    5,873       $   5,882
                                                    ===================================================================
Cash distributions per weighted-average
      Class A units                                   $    0.50       $    0.50           $     1.00       $    1.00
                                                    ===================================================================


                 See accompanying notes to financial statements.



               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A DELAWARE LIMITED LIABILITY COMPANY)
                    STATEMENTS OF CHANGES IN MEMBERS' EQUITY
             For the period from December 31, 1997 to June 30, 1999
                            (in thousands of dollars)




                                                           Class A              Class B               Total
                                                     -------------------------------------------------------------

  Members' equity as of December 31, 1997              $       72,298        $         176        $      72,474

Net income                                                      2,595                1,721                4,316

Cash distribution                                             (10,000)              (1,765)             (11,765)
                                                     -------------------------------------------------------------

  Members' equity as of December 31, 1998                      64,893                  132               65,025

Net income                                                      1,653                  749                2,402

Repurchase of Class A units                                      (331)                  --                 (331)

Cash distribution                                              (4,992)                (881)              (5,873)
                                                     -------------------------------------------------------------

  Members' equity as of June 30, 1999                  $       61,223        $          --        $      61,223
                                                     =============================================================





























                 See accompanying notes to financial statements.




               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A DELAWARE LIMITED LIABILITY COMPANY)
                            STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)

                                                                         For the Six Months
                                                                           Ended June 30,
                                                                      1999                  1998
                                                              -------------------------------------------
OPERATING ACTIVITIES

Net income                                                      $         2,402       $         7,610
Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
  Depreciation and amortization                                           6,274                 6,406
  Cumulative effect of accounting change                                    132                    --
  Net gain on disposition of equipment                                      (11)               (2,741)
  Equity in net income of unconsolidated
        special-purpose entities                                         (3,052)               (5,471)
  Changes in operating assets and liabilities:
    Restricted cash                                                        (409)                   --
    Accounts receivable, net                                             (1,504)                  394
    Prepaid expenses and other assets                                       113                   (38)

    Accounts payable and accrued expenses                                   (11)                  147

    Due to affiliates                                                       218                    22
    Lessee deposits and reserves for repairs                                847                   797
                                                              -------------------------------------------
        Net cash provided by operating activities                         4,999                 7,126
                                                              -------------------------------------------

INVESTING ACTIVITIES

Payments for purchase of equipment and capitalized
      improvements                                                       (9,949)              (24,963)
Investment in and equipment purchased and placed
      in unconsolidated special-purpose entities                             --               (13,917)
Liquidation distributions from unconsolidated
      special-purpose entities                                            7,095                10,990
Proceeds from disposition of equipment                                      114                 5,481
Distributions from unconsolidated special-purpose
      entities                                                            2,252                 6,113
                                                              -------------------------------------------
      Net cash used in investing activities                                (488)              (16,296)
                                                              -------------------------------------------

FINANCING ACTIVITIES

Payment due to affiliates                                                    --                (1,793)
Cash distributions to Class A members                                    (4,992)               (5,000)
Cash distributions to Class B Member                                       (881)                 (882)
Repurchase of Class A units                                                (331)                   --
                                                              -------------------------------------------
      Net cash used in financing activities                              (6,204)               (7,675)
                                                              -------------------------------------------

Net decrease in cash and cash equivalents                                (1,693)              (16,845)
Cash and cash equivalents at beginning of period                          3,720                19,179
                                                              -------------------------------------------
Cash and cash equivalents at end of period                      $         2,027       $         2,334
                                                              ===========================================
SUPPLEMENTAL INFORMATION
Interest paid                                                   $           916       $           916
                                                              ===========================================


                See accompanying notes to financial statements.




               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A DELAWARE LIMITED LIABILITY COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1999


1.   Opinion of Management

     In the opinion of the management of PLM Financial Services, Inc. (FSI or the Manager), the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of Professional Lease Management Income Fund I, L.L.C. (the Fund) as of June 30, 1999 and December 31, 1998, the statements of operations for the three and six months ended June 30, 1999 and 1998, the statements of changes in members' equity for the period from December 31, 1997 to June 30, 1999, and the statements of cash flows for the six months ended June 30, 1999 and 1998. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Fund's Annual Report on Form 10-K for the year ended December 31, 1998, on file at the Securities and Exchange Commission.

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

3.   Repurchase of Class A Units

     In 1998, the Fund agreed to repurchase up to 28,000 Class A units in 1999 for an aggregate purchase price of $0.4 million. As of June 30, 1999, the Fund had repurchased 23,910 Class A units for $0.3 million. The Manager may repurchase additional units in the future.

4.   Cash Distributions

     Cash distributions are recorded when paid and may include amounts in excess of net income that are considered to represent a return of capital. For the six months ended June 30, 1999 and 1998, cash distributions totaled $5.9 million. For the three months ended June 30, 1999 and 1998, cash distributions totaled $2.9 million. Cash distributions to the Class A unitholders of $3.3 million and $0 million for the six months ended June 30, 1999 and 1998, respectively, were deemed to be a return of capital.

     Cash distributions related to the results from the second quarter of 1999, of $2.9 million, were paid during the third quarter of 1999.

5.   Transactions with Manager and Affiliates

     The balance due to affiliates as of June 30, 1999 included $0.3 million due to FSI and its affiliates for management fees and $0.3 million due to affiliated unconsolidated special-purpose entities (USPEs). The balance due to affiliates as of December 31, 1998 included $0.2 million due to FSI and its affiliates for management fees.



               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A DELAWARE LIMITED LIABILITY COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1999

5.   Transactions with Manager and Affiliates (continued)

     The Fund's proportional share of USPE-affiliated management fees of $52,000 and $40,000 were payable as of June 30, 1999 and December 31, 1998, respectively.

     The Fund's proportional share of the affiliated expenses incurred by the USPEs during 1999 and 1998 is listed in the following table (in thousands of dollars):

                                                    For the Three Months                For the Six Months
                                                       Ended June 30,                     Ended June 30,
                                                       1999           1998             1999            1998
                                                ----------------------------------------------------------------

 Management fees                                  $      74      $      94          $     144       $     182
 Data processing and administrative
    expenses                                             15             26                 36              56
 Insurance expense                                       --             (1)                --              (3)


     Transportation Equipment Indemnity Company, Ltd., an affiliate of the Manager, provided certain marine insurance coverage for Fund equipment and other insurance brokerage services during 1998. TEI will not provide the same insurance coverage during 1999 as had been provided during 1998. These services were provided by an unaffiliated third party.

6.   Equipment

     The components of owned equipment were as follows (in thousands of dollars):

                                              June 30,              December 31,
                                                1999                     1998
                                        ----------------------------------------

Marine vessels                            $    46,957              $    46,957
Aircraft                                       20,605                   20,605
Railcars                                       19,773                   19,920
Trailers                                       14,762                   14,788
Marine containers                               9,942                       --
                                       -----------------------------------------
                                              112,039                  102,270
Less accumulated depreciation                 (44,171)                 (37,983)
                                       -----------------------------------------
      Net equipment                       $    67,868              $    64,287
                                       =========================================

     As of June 30, 1999, all owned equipment in the Fund's portfolio was either on lease or operating in PLM-affiliated short-term trailer rental facilities, except for a marine vessel and 19 railcars with a carrying value of $6.2 million. As of December 31, 1998, all owned equipment in the Fund's portfolio was either on lease or operating in PLM-affiliated short-term trailer rental facilities, except for three railcars with a carrying value of $37,000.

     During the six months ended June 30, 1999, the Fund purchased marine containers at a cost of $9.9 million.

     During the six months ended June 30, 1998, the Fund purchased 39 rail equipment, two marine vessels (a deposit of $0.9 million was paid in December 1997 for the purchase of one of these marine vessels) and a hush kit for an aircraft for a total of $25.9 million.





               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A DELAWARE LIMITED LIABILITY COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1999

6.   Equipment (continued)

     During the six months ended June 30, 1999, the Fund sold railcars and trailers with an aggregate net book value of $0.1 million, for proceeds of $0.1 million.

     During the six months ended June 30, 1998, the Fund sold an aircraft, trailers and a railcar with a net book value of $2.8 million, net of outstanding receivables, for proceeds of $5.5 million.

7.   Investments in Unconsolidated Special-Purpose Entities

     The net investments in USPEs included the following jointly-owned equipment (and related assets and liabilities) (in thousands of dollars):

                                                                               June 30,              December 31,
                                                                                 1999                    1998
                                                                           ---------------------------------------------

     61% interest in an entity owning a mobile offshore drilling unit      $         7,530        $           8,223
     50% interest in a trust owning an MD-82 stage III commercial
               aircraft                                                              5,613                    6,441
     50% interest in a trust owning an MD-82 stage III commercial
               aircraft                                                              2,612                    3,342
     50% interest in a trust owning a cargo marine vessel                            1,210                    1,265
     25% interest in a trust that owned four 737-200A stage II
               commercial aircraft                                                     106                      137
     25% interest in a trust that owned four 737-200A stage II
               commercial aircraft                                                      81                      110
     33% interest in two trusts that owned a total of three 737-200A stage II commercial aircraft, two stage II aircraft engines,
               and a portfolio of aircraft rotables                                     --                    3,929
                                                                           --------------------------------------------
         Net investments                                                   $        17,152        $          23,447
                                                                           ============================================

     During the six months ended June 30, 1999, the Manager sold the Fund's 33% interest in two trusts that owned a total of three 737-200A stage II commercial aircraft, two stage II aircraft engines, and a portfolio of aircraft rotables. The trusts were sold for proceeds of $7.1 million for its net investment of $3.8 million.









                     (This space intentionally left blank.)





               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A DELAWARE LIMITED LIABILITY COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1999

8.   Operating Segments

     The Fund operates in five different segments: marine vessel leasing, aircraft leasing, railcar leasing, trailer leasing, and marine container leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers. The following tables present a summary of the operating segments (in thousands of dollars):

                                       Marine                                        Marine
                                       Vessel     Aircraft    Railcar    Trailer   Container      All
For the quarter ended June 30, 1999    Leasing    Leasing     Leasing    Leasing    Leasing     Other<F1>1     Total



REVENUES
 Lease revenue                       $  2,175   $  1,014     $    923    $    927  $    373     $    --       $ 5,412
 Interest income and other                  1          2           --          --        --          33            36
 Net gain on disposition
  of equipment                             --         --           22           5        --          --            27
  Total revenues                        2,176      1,016          945         932       373          33         5,475

COSTS AND EXPENSES
Operations support                        861          7          185         208        --          12         1,273
Depreciation and amortization           1,503        643          435         362       377           4         3,324
Interest expense                           --         --           --          --        --         463           463
Management fees to affiliate              109         51           61          48        18          --           287
General and administrative expenses        13          6           18         214        --         150           401
                                   ---------------------------------------------------------------------------------------
Total costs and expenses                2,486        707          699         832       395         629         5,748
                                   ---------------------------------------------------------------------------------------
Equity in net income (loss) of USPEs       12       (317)          --          --        --         310             5
                                   ---------------------------------------------------------------------------------------
Net income (loss)                    $   (298)  $     (8)    $    246    $    100  $     (22)   $  (286)      $  (268)
                                   =======================================================================================

Total assets as of June 30, 1999     $  34,896  $  14,902    $ 12,176    $  8,316  $   9,815    $ 10,613      $ 90,718
                                   =======================================================================================

                                       Marine
                                       Vessel     Aircraft    Railcar     Trailer       All
For the quarter ended June 30, 1998    Leasing    Leasing     Leasing     Leasing     Other<F1>1    Total


REVENUES
Lease revenue                        $  1,810   $   1,245    $  1,031     $   920  $      --    $  5,006
Interest income and other                  13           3          --          --         76          92
Net gain on disposition
of equipment                               --       2,710          --           3         --       2,713
Total revenues                          1,823       3,958       1,031         923         76       7,811

Costs and expenses
Operations support                        597          10         146         154         11         918
Depreciation and amortization           1,225       1,233         506         434         26       3,424
Interest expense                           --          --          --          --        458         458
Management fees to affiliate               63          56          64          92         --         275
General and administrative expenses        52          31          40         231        180         534
Total costs and expenses                1,937       1,330         756         911        675       5,609
Equity in net income (loss) of USPEs      (91)      3,006          --          --         99       3,014
Net income (loss)                    $   (205)  $   5,634    $    275     $    12  $    (500)   $  5,216
                                     =====================================================================
Total assets as of June 30, 1998     $ 39,706   $  23,227    $ 14,126     $10,038  $  15,286    $102,383
                                     ======================================================================

-------------------------
<F1> 1 Includes  interest income and costs not identifiable to a particular segment, such as amortization expense and interest expense and certain operations support, and general and administrative expenses. Also includes the aggregate net income from an investment in an entity owning a mobile offshore drilling unit.


               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A DELAWARE LIMITED LIABILITY COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1999

8.  Operating Segments (continued)


                                       Marine                                        Marine
                                       Vessel     Aircraft    Railcar    Trailer   Container      All
For the six months ended June 30, 1999 Leasing    Leasing     Leasing    Leasing    Leasing     Other<F1>1   Total



REVENUES
 Lease revenue                       $  4,805   $  2,028     $  1,905    $  1,774    $   373       $    --      $ 10,885
 Interest income and other                  1          5           --          --         --           114           120
 Net gain on disposition
  of equipment                             --         --            6           5         --            --            11
 Total revenues                         4,806      2,033        1,911       1,779        373           114        11,016

COSTS AND EXPENSES
 Operations support                     2,191         13          331         401         --            24         2,960
 Depreciation and amortization          3,006      1,286          873         724        377             8         6,274
 Interest expense                          --         --           --          --         --           916           916
 Management fees to affiliate             240        101          126         102         19            --           588
 General and administrative expenses       27         14           25         389         --           341           796
                                      ----------------------------------------------------------------------------------
 Total costs and expenses               5,464      1,414        1,355       1,616        396         1,289        11,534
                                      -----------------------------------------------------------------------------------
 Equity in net income (loss) of USPEs     (44)     2,485           --          --         --           611         3,052
                                      -----------------------------------------------------------------------------------
 Net income (loss) before cumulative effect
   of accounting change                  (702)     3,104         556          163        (23)         (564)        2,534
Cumulative effect of accounting change     --         --          --           --         --          (132)          132
Net income (loss)                    $   (702)  $  3,104     $   556     $    163    $   (23)      $  (696)     $  2,402
                                     ====================================================================================
Total assets as of June 30, 1999     $  34,896  $  14,902    $ 12,176   $ 8,316      9,815         $ 10,613     $ 90,718
                                     ====================================================================================




                                       Marine
                                       Vessel     Aircraft    Railcar    Trailer        All
For the six months ended June 30, 1998 Leasing    Leasing     Leasing    Leasing      Other<F1>1       Total

REVENUES
 Lease revenue                       $  3,079   $  2,510     $  1,985    $  1,726     $    --       $  9,300
 Interest income and other                 13          7           --          --         269            289
 Net gain on disposition
  of equipment                             --      2,710           22           9          --          2,741
 Total revenues                         3,092      5,227        2,007       1,735         269         12,330

COSTS AND EXPENSES
 Operations support                       908         23          229         285          23          1,468
 Depreciation and amortization          1,986      2,488        1,010         869          53          6,406
 Interest expense                          --         --           --          --         916            916
 Management fees to affiliate             155        111          131         115          --            512
 General and administrative expenses       79         40           27         426         317            889
                                   ---------------------------------------------------------------------------
   Total costs and expenses             3,128      2,662        1,397       1,695       1,309         10,191
                                   ---------------------------------------------------------------------------
 Equity in net income (loss) of USPEs    (217)     5,446           --          --         242          5,471
                                   ---------------------------------------------------------------------------
 Net income (loss)                   $   (253)  $  8,011     $    610    $     40     $  (798)      $  7,610
                                   ===========================================================================
Total assets as of June 30, 1998     $ 39,706   $ 23,227     $ 14,126    $ 10,038     $15,286       $102,383
                                   ===========================================================================

------------------

<F1>1  Includes  interest  income  and costs not  identifiable  to a  particular segment, such as amortization expense and interest expense and certain operations support, and general and administrative expenses. Also includes the aggregate net income from an investment in an entity owning a mobile offshore drilling unit.



               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A DELAWARE LIMITED LIABILITY COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1999

9.   Debt

     The Manager has entered into a short-term, joint $24.5 million credit facility (the Committed Bridge Facility) on behalf of the Fund that is due to expire on December 14, 1999. Among the eligible borrowers, TEC Acquisub, Inc., an indirect wholly-owned subsidiary of PLM International, Inc., had borrowings of $10.4 million under the short-term joint, $24.5 million credit facility as of June 30, 1999. No other eligible borrower had any outstanding borrowings.

     The Manager believes it will be able to renew the Committed Bridge Facility upon its expiration with similar terms as those in the current Committed Bridge Facility.

10.  Net Income Per Weighted-Average Class A Unit

     Net income per weighted-average Class A unit was computed by dividing net income attributable to Class A members by the weighted-average number of Class A units deemed outstanding during the period. The weighted-average number of Class A units deemed outstanding during the three and six months ended June 30, 1999 were 4,989,303 units and 4,982,528 units, respectively. The weighted-average number of Class A units deemed outstanding during the three and six months ended June 30, 1998 was 4,999,581 units.

11.  Cumulative Effect of Accounting Change

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, 'Reporting on the Costs of Start-Up Activities," which requires costs related to start-up activities to be expensed as incurred. The statement requires that initial application be reported as a cumulative effect of a change in accounting principle. The Fund adopted this statement during the first quarter of 1999, at which time it took a $0.1 million charge, related to start-up costs of Fund. This charge had the effect of reducing net income per weighted-average Class A unit by $0.03 for the six months ended June 30, 1999.












                     (This space intentionally left blank.)




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I) RESULTS OF OPERATIONS

Comparison of the Professional Lease Management Income Fund I, L.L.C.'s (the Fund's) Operating Results for the Three Months Ended June 30, 1999 and 1998

(A) Owned Equipment Operations

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

                                        For the Three Months
                                          Ended June 30,
                                        1999               1998
                                     -------------------------------

Marine vessels                          $  1,314          $  1,215
Aircraft                                   1,007             1,235
Railcars                                     738               885
Trailers                                     719               765
Marine containers                            373                --


Marine vessels: Marine vessel lease revenues and direct expenses were $2.2 million and $0.9 million, respectively, for the second quarter of 1999, compared to $1.8 million and $0.6 million, respectively, during the same quarter of 1998. Due to the purchase of a marine vessel in the second quarter of 1998, lease revenue increased $0.6 million and direct expenses increased $0.7 million in the second quarter of 1999 compared to the same period in 1998. This marine vessel was off lease for 38 days in the second quarter of 1999. Due to one of the Fund's marine vessel being dry-docked for approximately three weeks in the second quarter of 1999, lease revenue decreased $0.1 million and direct expenses decreased $0.4 million. During this period, the marine vessel did not earn any revenues or incur any expenses. In addition, lease revenue decreased an additional $0.1 million in the second quarter of 1999 compared to the same period in 1998 due to lower re- lease rates for this marine vessel.

Aircraft: Aircraft lease revenues and direct expenses were $1.0 million and $7,000, respectively, for the second quarter of 1999, compared to $1.2 million and $10,000, respectively, during the same quarter of 1998. Aircraft contribution decreased due to the sale of an aircraft in the second quarter of 1998.

Railcars: Railcar lease revenues and direct expenses were $0.9 million and $0.2 million, respectively, for the second quarter of 1999, compared to $1.0 million and $0.1 million, respectively, during the same quarter of 1998. Lease revenue decreased primarily due to lower re-lease rates for a group of railcars in the second quarter of 1999 compared to the same period in 1998. Direct expenses increased due to higher running repairs required on certain railcars during the second quarter of 1999, that were not needed during the same period in 1998.

Trailers: Trailer lease revenues and direct expenses were $0.9 million and $0.2 million, respectively, for the second quarter of 1999, compared to $0.9 million and $0.1 million, respectively, during the same quarter of 1998. Direct expenses increased due to repairs required on certain trailers during the second quarter of 1999, which were not needed in the same period in 1998.

Marine containers: Marine container lease revenues were $0.4 million for the second quarter of 1999. Marine container contribution increased due to the purchase of marine containers in the second quarter of 1999.

(B) Interest and Other Income

Interest and other income decreased $0.1 million due to lower average cash balances in the second quarter of 1999, compared to the same period in 1998.

(C) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $4.5 million for the quarter ended June 30, 1999 decreased from $4.7 million for the same period in 1998. Significant variances are explained as follows:

     (1) A $0.1 million decrease in depreciation and amortization expenses from 1998 levels reflects the sale of certain assets during 1999 and 1998 and the use of the double-declining balance depreciation method which results in greater depreciation the first years an asset is owned, partially offset by the additional depreciation expense from the purchase of equipment during 1999 and 1998.

     (2) A $0.1 million decrease in general and administrative expenses from 1998 levels due to lower office expenses required by the Fund.

(D)  Net Gain on Disposition of Owned Equipment

The net gain on disposition of equipment for the second quarter of 1999 totaled $27,000 which resulted from the sale of railcars with a net book value of $28,000, for proceeds of $0.1 million. Net gain on disposition of equipment for the second quarter of 1998 totaled $2.7 million, and resulted from the sale of an aircraft and a trailer with an aggregate net book value of $2.8 million, net of outstanding receivables, for proceeds of $5.5 million.

(E)  Equity in Net  Income  (Loss) of  Unconsolidated  Special-Purpose  Entities
(USPEs)

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars).

                                   For the Three Months
                                      Ended June 30,
                                   1999              1998
                                 -------------------------------

Mobile offshore drilling unit    $    310          $     99
Marine vessel                          12               (91)
Aircraft                             (317)            3,006
  Equity in Net Income of USPEs  $      5          $  3,014
                                =================================

Aircraft: As of June 30, 1999, the Fund owned interests in two trusts that each own a commercial aircraft. As of June 30, 1998, the Company owned interests in two trusts that each own a commercial aircraft, and an interest in two trusts that own three commercial aircraft, two aircraft engines, and a portfolio of aircraft rotables. During the second quarter of 1999, aircraft lease revenues were $0.5 million which were offset by expenses of $0.8 million. During the same period in 1998, aircraft revenues were $1.1 million and the gain from the sale of the Fund's interest in a trust that owned four commercial aircraft of $3.6 million was offset by expenses of $1.7 million. Lease revenues decreased $0.7 million due to the sale of the Fund's investment in a trust containing four commercial aircraft, the sale of the Fund's investment in two trusts that owned three 737-200A Stage II commercial aircraft, two stage II aircraft engines, and a portfolio of aircraft rotables. The decrease in lease revenues caused by these sales was offset, in part, by $0.1 million in additional lease revenues from the purchase of a trust owning a MD-82 commercial aircraft during the second quarter of 1998. The decrease in expenses of $0.9 million was primarily due to lower depreciation expense relating to the sale of the Fund's interest in four trusts and the result of the double declining-balance method of depreciation which results in greater depreciation in the first years an asset is owned offset, in part, by the Fund's investment in two additional trusts during 1998.

Mobile offshore drilling unit: As of June 30, 1999 and 1998, the Fund had an interest in an entity that owns a mobile offshore drilling unit. Mobile offshore drilling unit revenues and expenses were $0.7 million and $0.4 million, respectively, for the second quarter of 1999, compared to $0.6 million and $0.5 million, respectively, during the same quarter of 1998. The increase in mobile offshore drilling unit contribution is due to an increase in the lease rate during 1999 and lower depreciation expense as a result of the double declining-balance method of depreciation which results in greater depreciation in the first years an asset is owned.

Marine vessel: As of June 30, 1999 and 1998, the Fund had an interest in an entity that owns a marine vessel. Marine vessel revenues and expenses were $0.2 million and $0.2 million, respectively, for the second quarter of 1999, compared to $0.3 million and $0.4 million, respectively, during the same period in 1998. Lease revenue decreased in the second quarter of 1999 compared to the same period in 1998, due to lower re-lease rates as a result of a weak bulk-carrier vessel market. Expenses decreased due primarily to lower depreciation expense as a result of the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned.

(F) Net Income (Loss)

As a result of the foregoing, the Fund had net loss of $0.3 million for the second quarter of 1999, compared to net income of $5.2 million during the same period of 1998. The Fund's ability to acquire, operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Fund's performance in the second quarter of 1999 is not necessarily indicative of future periods. In the second quarter of 1999, the Fund distributed $2.5 million to Class A members, or $0.50 per weighted-average Class A unit.

Comparison of the the Fund's Operating Results for the Six Months Ended June 30, 1999 and 1998

(A) Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment increased during the six months ended June 30, 1999, compared to the same period of 1998. Gains or losses from the sale of equipment, interest and other income and certain expenses such as depreciation and amortization and general and administrative expenses relating to the operating segments (see Note 8 to the financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                                            For the Six Months
                                              Ended June 30,
                                            1999               1998
                                         -------------------------------

Marine vessels                            $  2,614          $  2,172
Aircraft                                     2,015             2,487
Railcars                                     1,574             1,755
Trailers                                     1,373             1,441
Marine containers                              373                --


Marine vessels: Marine vessel lease revenues and direct expenses were $4.8 million and $2.2 million, respectively, for the six months ended June 30, 1999, compared to $3.1 million and $0.9 million, respectively, during the same period of 1998. Due to the purchase of a marine vessel in the first quarter of 1998 and another vessel in the second quarter of 1998, lease revenue increased $2.1 million and direct expenses increased $1.6 million in the six months ended June 30, 1999 compared to the same period in 1998. This marine vessel was off lease for 38 days in the second quarter of 1999. Due to one of the Fund's marine vessel being dry-docked for approximately three weeks in the six months ended June 30, 1999, lease revenue decreased $0.1 million and direct expenses decreased $0.4 million. During this period, the marine vessel did not earn any revenues or incur any expenses. In addition, lease revenue decreased an additional $0.3 million in the six months ended June 30, 1999 compared to the same period in 1998 due to lower re-lease rates for this marine vessel.

Aircraft: Aircraft lease revenues and direct expenses were $2.0 million and $13,000, respectively, for the six months ended June 30, 1999, compared to $2.5 million and $23,000, respectively, during the same period of 1998. Aircraft contribution decreased due to the sale of an aircraft in the second quarter of 1998.

Railcars: Railcar lease revenues and direct expenses were $1.9 million and $0.3 million, respectively, for the six months ended June 30, 1999, compared to $2.0 million and $0.2 million, respectively, during the same period of 1998. Lease revenue decreased $70,000 due to several railcars being off-lease in the six months ended June 30, 1999 compared to the entire railcar fleet being on-lease in the same period in 1998. In addition, lease revenue decreased $30,000 resulting from the sale or disposition of railcars in 1998 and the six months ended June 30, 1999. This decrease in lease revenue was offset, in part, by a $40,000 increase in lease revenue due to the purchase of railcars in the first quarter of 1998. Direct expenses increased due to higher running repairs required on certain railcars during the six months ended June 30, 1999, that were not needed during the same period in 1998.

Trailers: Trailer lease revenues and direct expenses were $1.8 million and $0.4 million, respectively, for the six months ended June 30, 1999, compared to $1.7 million and $0.3 million, respectively, during the same period of 1998. Lease revenues increased due to higher utilization earned on trailers operating in the short-term rental facilities in the six months ended June 30, 1999 compared to the same period in 1998. Direct expenses increased due to repairs required on certain trailers during the six months ended June 30, 1999, which were not needed in the same period in 1998.

Marine containers: Marine container lease revenues were $0.4 million for the six months ended June 30, 1999. Marine container contribution increased due to the purchase of marine containers in the second quarter of 1999.

(B) Interest and Other Income

Interest and other income decreased $0.2 million due to lower average cash balances in the six months ended June 30, 1999, compared to the same period in 1998.

(C) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $8.6 million for the six months ended June 30, 1999 decreased from $8.7 million for the same period in 1998. Significant variances are explained as follows:

     (1) A $0.1 million decrease in depreciation and amortization expenses from 1998 levels reflects the sale of certain assets during 1999 and 1998 and the use of the double-declining balance depreciation method which results in greater depreciation the first years an asset is owned, partially offset by the additional depreciation expense from the purchase of equipment during 1999 and 1998.

     (2) A $0.1 million decrease in general and administrative expenses from 1998 levels due to lower office expenses required by the Fund.

     (3) A $0.1 million increase in management fees to affiliate that reflects the higher levels of lease revenues on owned equipment in 1999, when compared to 1998.




(D) Net Gain on Disposition of Owned Equipment

The net gain on disposition of equipment for the six months ended June 30, 1999 totaled $11,000 which resulted from the sale of railcars and trailers with an aggregate net book value of $0.1 million, for proceeds of $0.1 million. Net gain on disposition of equipment for the six months ended June 30, 1998 totaled $2.7 million, and resulted from the sale of an aircraft, a railcar and trailers with an aggregate net book value of $2.8 million, net of outstanding receivables, for proceeds of $5.5 million.

(E) Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars).

                                                     For the Six Months
                                                        Ended June 30,
                                                 1999               1998
                                                 -------------------------------

Aircraft                                         $  2,484          $  5,446
Mobile offshore drilling unit                         612               242
Marine vessel                                         (44)             (217)
       Equity in Net Income of USPEs             $  3,052          $  5,471
                                                 ===============================

Aircraft: As of June 30, 1999, the Fund owned interests in two trusts that each own a commercial aircraft. As of June 30, 1998, the Company owned interests in two trusts that each own a commercial aircraft, and an interest in two trusts that own three commercial aircraft, two aircraft engines, and a portfolio of aircraft rotables. During the six months ended June 30, 1999, aircraft lease revenues were $1.1 million and the gain from the sale of the Fund's interest in two trusts that owned three commercial aircraft, two aircraft engines, and a portfolio of aircraft rotables of $3.3 million was offset by expenses of $1.9 million. During the six months ended June 30, 1998, aircraft lease revenues were $2.5 million and the gain from the sale of the Company's interest in two trusts that owned commercial aircraft of $6.3 million was offset by expenses of $3.3 million. Lease revenues decreased $1.7 million due to the sale of the Fund's investment in two trusts containing ten commercial aircraft, the sale of the Fund's investment in two trusts that owned three 737-200A Stage II commercial aircraft, two stage II aircraft engines, and a portfolio of aircraft rotables. The decrease in lease revenues caused by these sales was offset, in part, by $0.3 million in additional lease revenue from the purchase of two additional trusts each containing a MD-82 commercial aircraft during 1998. The decrease in expenses of $1.4 million was primarily due to lower depreciation expense relating to the sale of the Fund s interest in four trusts and the result of the double declining-balance method of depreciation which results in greater depreciation in the first years an asset is owned offset, in part, by the Fund's investment in two additional trusts during 1998.

Mobile offshore drilling unit: As of June 30, 1999 and 1998, the Fund had an interest in an entity that owns a mobile offshore drilling unit. Mobile offshore drilling unit revenues and expenses were $1.4 million and $0.8 million, respectively, for the six months ended June 30, 1999, compared to $1.2 million and $1.0 million, respectively, during the same period of 1998. The increase in mobile offshore drilling unit contribution is due to an increase in the lease rate during 1999 and lower depreciation expense as a result of the double declining-balance method of depreciation which results in greater depreciation in the first years an asset is owned.

Marine vessel: As of June 30, 1999 and 1998, the Fund had an interest in an entity that owns a marine vessel. Marine vessel revenues and expenses were $0.4 million and $0.5 million, respectively, for the six months ended June 30, 1999, compared to $0.6 million and $0.8 million, respectively, during the same period in 1998. Lease revenue decreased in the six months ended June 30, 1999 compared to the same period in 1998, due to lower re-lease rates as a result of a weak bulk-carrier vessel market. Expenses decreased due primarily to lower depreciation expense as a result of the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned.

(F) Cumulative effect of accounting change

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," which requires costs related to start-up activities to be expensed as incurred. The statement requires that initial application be reported as a cumulative effect of a change in accounting principle. The Fund adopted this statement during the six months ended June 30, 1999, at which time it took a $0.1 million charge, related to start-up costs of the Fund. This charge had the effect of reducing net income per weighted-average Class A unit by $0.03 for the six months ended June 30, 1999.

(G) Net Income

As a result of the foregoing, the Fund had net income of $2.4 million for the six months ended June 30, 1999, compared to net income of $7.6 million during the same period of 1998. The Fund's ability to acquire, operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Fund's performance in the six months ended June 30, 1999 is not necessarily indicative of future periods. In the six months ended June 30, 1999, the Fund distributed $5.0 million to Class A members, or $1.00 per weighted-average Class A unit.

(II) FINANCIAL CONDITION - CAPITAL RESOURCES AND LIQUIDITY

For the six months ended June 30, 1999, the Fund generated operating cash of $7.3 million (net cash provided by operating activities, plus non-liquidating distributions from USPEs) to meet its operating obligations and maintain the current level of distributions (total for six months ended June 30, 1999 of approximately $5.9 million) to the partners.

During the six months ended June 30, 1999, the Fund purchased marine containers at a cost of $9.9 million.

During the six months ended June 30, 1999, PLM Financial Services, Inc. (FSI or the Manager), a wholly-owned subsidiary of PLM International, Inc., sold or disposed of Fund owned equipment and investments in USPEs and received aggregate proceeds of $7.2 million.

Lessee deposits and reserve for repairs increased $0.8 million during the six months ended June 30, 1999 compared to December 31, 1998 due to an increase of $0.4 million in security deposits and an increase of $0.5 million in reserve for repairs, offset, in part, by a decrease of $0.1 million in prepaid lease revenue.

The Manager has entered into a short-term joint $24.5 million credit facility. As of August 2, 1999, TEC Acquisub, Inc., an indirect wholly-owned subsidiary of PLM International, Inc., had borrowings of $17.3 million under the short-term joint $24.5 million credit facility. No other eligible borrower had any outstanding borrowings.

(III) EFFECTS OF YEAR 2000

It is possible that the Manager's currently installed computer systems, software products, and other business systems, or those of the Fund's vendors, service providers, and customers, working either alone or in conjunction with other software or systems, may not accept input of, store, manipulate, and output dates on or after January 1, 2000 without error or interruption, a possibility commonly known as the "Year 2000" or "Y2K" problem. As the Fund relies substantially on the Manager's software systems, applications and control devices in operating and monitoring significant aspects of its business, any Year 2000 problem suffered by the Manager could have a material adverse effect on the Fund's business, financial condition and results of operations.

The Manager has established a special Year 2000 oversight committee to review the impact of Year 2000 issues on its business systems in order to determine whether such systems will retain functionality after December 31, 1999. As of June 30, 1999, the Manager has completed Inventory, Assessment, Remediation and Testing Stages of its Year 2000 review of its core business information systems. Specifically, the Manager (a) has integrated Year 2000-compliant programming code into its existing internally customized and internally developed transaction processing software systems and (b) the Manager's accounting and asset management software systems have been made Year 2000 compliant. In addition, numerous other software systems provided by vendors and service providers have been replaced with systems represented by the vendor or service provider to be Year 2000 functional. These systems will be fully tested September by 30, 1999 and are expected to be compliant.

As of June 30, 1999, the costs incurred and allocated to the Fund to become Year 2000 compliant have not been material and the Manager does not anticipate any additional Year 2000-compliant expenditures.

Some risks associated with the Year 2000 problem are beyond the ability of the Fund or Manager to control, including the extent to which third parties can address the Year 2000 problem. The Manager is communicating with vendors, services providers, and customers in order to assess the Year 2000 readiness of such parties and the extent to which the Fund is vulnerable to any third-party Year 2000 issues. As part of this process, vendors and service providers were ranked in terms of the relative importance of the service or product provided. All service providers and vendors who were identified as medium to high relative importance were surveyed to determine Year 2000 status. The Manager has received satisfactory responses to Year 2000 readiness inquiries from surveyed service providers and vendors.

It is possible that certain of the Fund's equipment lease portfolio may not be Year 2000 compliant. The Manager has contacted equipment manufacturers of the portion of the Fund's leased equipment portfolio identified as date sensitive to assure Year 2000 compliance or to develop remediation strategies. The Fund does not expect that non-Year 2000 compliance of its leased equipment portfolio will have an adverse material impact on its financial statements. The Manager has surveyed the majority of its lessees and the majority of those surveyed have responded satisfactorily to Year 2000 readiness inquiries.

There can be no assurance that the software systems of such parties will be converted or made Year 2000 compliant in a timely manner. Failure by the Manager or such other parties to make their respective systems Year 2000 compliant could have a material adverse effect on the business, financial position, and results of operations of the Fund. The Manager has made and will continue an ongoing effort to recognize and evaluate potential exposure relating to third-party Year 2000 noncompliance. The Manager will implement a contingency plan if the Manager determines that third-party noncompliance would have a material adverse effect on the Fund's business, financial position, or results of operation.

The Manager is currently  developing a contingency  plan to address the possible failure of any systems or vendors or service providers due to Year 2000 problems. For the purpose of such contingency planning, reasonably likely worst case scenarios primarily anticipate a) an inability to access systems and data on a temporary basis resulting in possible delay in reconciliation of funds received or payment of monies owed, or b) an inability to continuously employ equipment assets due to temporary Year 2000 related failure of external infrastructure necessary to the ongoing operation of the equipment. The Manager is evaluating whether there are additional scenarios, which have not been identified. Contingency planning will encompass strategies up to and including manual processes. The Manager anticipates that these plans will be completed by September 30, 1999.

(IV) ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value.

FASB Statement No. 137 "Accounting for Derivatives, Instruments, and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133," issued in June 1999, defers the effective date of Statement No. 133. Statement No. 133, as amended, is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. As of June 30, 1999, the Manager is reviewing the effect SFAS No. 133 will have on the Fund's financial statements.

(V) OUTLOOK FOR THE FUTURE

Several factors may affect the Fund's operating performance in 1999 and beyond, including changes in the markets for the Fund's equipment and changes in the regulatory environment in which the equipment operates.

Other factors affecting the Fund's contribution in 1999 and beyond include:

1. Depressed economic conditions in Asia have led to declining freight rates through the early part of 1999 for bulk carrier vessels. The market has stabilized and is expected to improve over the next 2-3 years in the absence of new additional orders. The demand for anchor handling supply vessels is cyclical and is expected to recover in the near future. With the increase in the demand for oil, such recovery may be as soon as the next twelve months. Container feeder vessel rates have declined gradually since 1997, but the depressed economic conditions in Asia accelerated the decline. In the early part of 1999, the market stabilized and if trade grows at the current rate, supply and demand should return to normal within the next two years. Rates and utilization dropped for oil tanker vessels due to the economic crisis in Asia. The demand in 1999 has shown some signs of recovery, however, rate recovery may take two to three years.

2. The demand for covered hopper cars has softened in the market since 1998, and is expected to continue throughout 1999. The demand for the other types of railcars has continued to be high, however a softening in the market is expected in the second half of 1999, which may lead to lower utilization and lower contribution to the Fund.

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

The Fund intends to use excess cash flow, if any, after payment of operating expenses, the maintenance of working capital reserves, repurchase of Class A units, and cash distributions to the members, to acquire additional equipment during the first six years of the Fund's operations. The Manager believes these acquisitions may cause the Fund to generate additional earning and cash flow for the Fund.

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



ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Fund's primary market risk exposure is that of currency devaluation risk. During the six months ended June 30, 1999, 78% of the Fund's total lease revenues from wholly-and partially-owned equipment came from non-United States domiciled lessees. Most of the leases require payment in United States (U.S.) currency. If these lessee's currency devalues against the U.S. dollar, the lessees could encounter difficulty in making the U.S. dollar denominated lease payment.
















                    (This space is intentionally left blank.)



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


                           PROFESSIONAL LEASE MANAGEMENT
                           INCOME FUND I, L.L.C.
                           By:  PLM Financial Services, Inc.
                                Manager




Date: August 4, 1999       By:  /s/ Richard K Brock
                                Richard K Brock
                                Vice President and
                                Corporate Controller