Form 10-Q
period 1999-09-30
PROFESSIONAL LEASE MANAGEMENT INCOME FUND I LLC
filed 1999-11-09
CIK 928956

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD FROM TO

                         COMMISSION FILE NUMBER 0-28376
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
                                 BALANCE SHEETS
                 (IN THOUSANDS OF DOLLARS, EXCEPT UNIT AMOUNTS)




                                                                              September 30,       December 31,
                                                                                  1999                1998
                                                                             ------------------------------------
  ASSETS

  Equipment held for operating lease, at cost                                 $   111,996         $  102,270
  Less accumulated depreciation                                                   (47,573)           (37,983)
                                                                             ------------------------------------
      Net equipment                                                                64,423             64,287

  Cash and cash equivalents                                                         4,678              3,720
  Restricted cash                                                                     420                 --
  Accounts receivable, less allowance for doubtful accounts
        of $67 in 1999 and $43 in 1998                                              2,119              1,473
  Investment in unconsolidated special-purpose entities                            15,916             23,447
  Deferred charges, less accumulated amortization
        of $47 in 1999 and $344 in 1998                                               129                275
  Prepaid expenses and other assets                                                   106                264
                                                                             ------------------------------------

        Total assets                                                          $    87,791         $   93,466
                                                                             ====================================

  LIABILITIES AND MEMBERS' EQUITY

  Liabilities:
  Accounts payable and accrued expenses                                       $       915         $      461
  Due to affiliates                                                                   641                381
  Lessee deposits and reserves for repairs                                          3,558              2,599
  Note payable                                                                     25,000             25,000
                                                                             ------------------------------------
      Total liabilities                                                            30,114             28,441
                                                                             ------------------------------------

  Members' equity:
  Class A members (4,975,321 units as of September 30, 1999
        and 4,999,581 units as of December 31, 1998)                               57,677             64,893
  Class B member                                                                       --                132
                                                                             ------------------------------------
      Total members' equity                                                        57,677             65,025
                                                                             ------------------------------------

         Total liabilities and members' equity                                $    87,791         $   93,466
                                                                             ====================================















                       See accompanying notes to financial statements.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A DELAWARE LIMITED LIABILITY COMPANY)
                            STATEMENTS OF OPERATIONS
         (IN THOUSANDS OF DOLLARS, EXCEPT WEIGHTED-AVERAGE UNIT AMOUNTS)

                                                          For the Three Months              For the Nine Months
                                                          Ended September 30,               Ended September 30,
                                                          1999           1998               1999            1998
                                                       -------------------------------------------------------------
  REVENUES

  Lease revenue                                        $   5,747      $   5,818          $  16,632      $   15,118
  Interest and other income                                   35             31                155             320
  Net gain on disposition of equipment                         9             16                 20           2,757
                                                       -------------------------------------------------------------
      Total revenues                                       5,791          5,865             16,807          18,195
                                                       -------------------------------------------------------------

  EXPENSES

  Depreciation and amortization                            3,436          3,804              9,709          10,210
  Repairs and maintenance                                    704            573              1,957           1,346
  Equipment operating expenses                               864            400              2,404             989
  Interest expense                                           468            469              1,385           1,385
  Insurance expense                                          144             78                311             184
  Management fees to affiliate                               309            328                897             840
  General and administrative expenses
        to affiliates                                        204            221                670             646
  Other general and administrative expenses                  174             70                504             534
                                                       -------------------------------------------------------------
      Total expenses                                       6,303          5,943             17,837          16,134
                                                       -------------------------------------------------------------

  Equity in net income (loss) of unconsolidated
        special-purpose entities                            (102)        (1,679)            2,950           3,792
                                                       -------------------------------------------------------------

  Net income (loss) before cumulative effect of
        accounting change                                   (614)        (1,757)            1,920           5,853

  Cumulative effect of accounting change                      --             --              (132)             --
                                                       -------------------------------------------------------------

        Net income (loss)                              $    (614)     $  (1,757)        $   1,788      $    5,853
                                                       =============================================================

  MEMBERS' SHARE OF NET INCOME (LOSS)

  Class A members                                      $  (1,054)     $  (2,172)        $     599      $    4,608
  Class B member                                             440            415             1,189           1,245
                                                       -------------------------------------------------------------

         Total                                         $    (614)     $  (1,757)        $   1,788      $    5,853
                                                       =============================================================

  Net income (loss) per weighted-average
       Class A unit                                    $   (0.21)     $   (0.43)        $    0.12      $     0.92
                                                       =============================================================

  Cash distributions                                   $   2,928      $   2,941         $   8,800      $    8,823
                                                       =============================================================
  Cash distributions per weighted-average
        Class A units                                  $    0.50      $    0.50         $    1.50      $     1.50
                                                       =============================================================




                 See accompanying notes to financial statements.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A DELAWARE LIMITED LIABILITY COMPANY)
                  STATEMENTS OF CHANGES IN MEMBERS' EQUITY FOR
             THE PERIOD FROM DECEMBER 31, 1997 TO SEPTEMBER 30, 1999
                            (IN THOUSANDS OF DOLLARS)



                                                           Class A              Class B              Total
                                                       ---------------------------------------------------------

    Members' equity as of December 31, 1997            $       72,298       $         176       $       72,474

  Net income                                                    2,595               1,721                4,316

  Cash distribution                                           (10,000)             (1,765)             (11,765)
                                                       ---------------------------------------------------------

    Members' equity as of December 31, 1998                    64,893                 132               65,025

  Net income                                                      599               1,189                1,788

  Purchase of Class A units                                      (336)                 --                 (336)

  Cash distribution                                            (7,479)             (1,321)              (8,800)
                                                       ---------------------------------------------------------

    Members' equity as of September 30, 1999           $       57,677       $          --       $       57,677
                                                       =========================================================































                 See accompanying notes to financial statements.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A DELAWARE LIMITED LIABILITY COMPANY)
                            STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)

                                                                             For the Nine Months
                                                                             Ended September 30,
                                                                          1999                 1998
                                                                    ---------------------------------------
     OPERATING ACTIVITIES

     Net income                                                     $         1,788      $         5,853
     Adjustments to reconcile net income to net cash
           provided by (used in) operating activities:
       Depreciation and amortization                                          9,709               10,210
       Cumulative effect of accounting change                                   132                   --
       Net gain on disposition of equipment                                     (20)              (2,757)
       Equity in net income of unconsolidated
             special-purpose entities                                        (2,950)              (3,792)
       Changes in operating assets and liabilities:
         Restricted cash                                                       (420)                  --
         Accounts receivable, net                                              (646)                  86
         Prepaid expenses and other assets                                      158                   17
         Accounts payable and accrued expenses                                  454                  343
         Due to affiliates                                                      260                  (13)
         Lessee deposits and reserves for repairs                               959                  797
                                                                    ---------------------------------------
             Net cash provided by operating activities                        9,424               10,744
                                                                    ---------------------------------------

     Investing activities

     Payments for purchase of equipment and capitalized
           improvements                                                      (9,969)             (27,470)
     Investment in and equipment purchased and placed
           in unconsolidated special-purpose entities                            --              (13,917)
     Liquidation distributions from unconsolidated
           special-purpose entities                                           7,095               10,990
     Proceeds from disposition of equipment                                     158                5,507
     Distributions from unconsolidated special-purpose
           entities                                                           3,386                7,461
                                                                    ---------------------------------------
           Net cash used in (provided by) investing activities                  670              (17,429)
                                                                    ---------------------------------------

     Financing activities

     Payment due to affiliates                                                   --               (1,793)
     Cash distributions to Class A members                                   (7,479)              (7,500)
     Cash distributions to Class B Member                                    (1,321)              (1,323)
     Purchase of Class A units                                                 (336)                  --
                                                                    ---------------------------------------
           Net cash used in financing activities                             (9,136)             (10,616)
                                                                    ---------------------------------------

     Net increase (decrease) in cash and cash equivalents                       958              (17,301)
     Cash and cash equivalents at beginning of period                         3,720               19,179
                                                                    ---------------------------------------
     Cash and cash equivalents at end of period                     $         4,678      $         1,878
                                                                    =======================================

     Supplemental information
     Interest paid                                                  $           916      $           916
                                                                    =======================================


                See accompanying notes to financial statements.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A DELAWARE LIMITED LIABILITY COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999


1.   Opinion of Management

     In the opinion of the management of PLM Financial Services, Inc. (FSI or the Manager), the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of Professional Lease Management Income Fund I, L.L.C. (the Fund) as of September 30, 1999 and December 31, 1998, the statements of operations for the three and nine months ended September 30, 1999 and 1998, the statements of changes in members' equity for the period from December 31, 1997 to September 30, 1999, and the statements of cash flows for the nine months ended September 30, 1999 and 1998. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Fund's Annual Report on Form 10-K for the year ended December 31, 1998, on file at the Securities and Exchange Commission.

2.   Schedule of Fund Phases

     The Fund will terminate on December 31, 2010, unless terminated earlier upon sale of all equipment or by certain other events. Beginning in the Fund's seventh year of operations, which commences on January 1, 2003, the Manager will stop reinvesting excess cash, if any, which less reasonable reserves, will be distributed to the members. Beginning in the eighth year of operation which commences on January 1, 2004, the Manager intends to begin an orderly liquidation of the Fund's assets.

3.   Reclassification

     Certain amounts in the 1998 financial statements have been reclassified to conform to the 1999 presentations.

4.   Purchase of Class A Units

     In 1998, the Fund agreed to purchase up to 28,000 Class A units in 1999 for an aggregate purchase price of $0.4 million. As of September 30, 1999, the Fund had purchased 24,260 Class A units for $0.3 million. The Manager may purchase additional units in the future.

5.   Cash Distributions

     Cash distributions are recorded when paid and may include amounts in excess of net income that are considered to represent a return of capital. For the three months ended September 30, 1999 and 1998, cash distributions totaled $2.9 million. For the nine months ended September 30, 1999 and 1998, cash distributions totaled $8.8 million. Cash distributions to the Class A unitholders of $6.9 million and $2.9 million for the nine months ended September 30, 1999 and 1998, respectively, were deemed to be a return of capital.

     Cash distributions related to the results from the third quarter of 1999, of $1.3 million, were paid during the fourth quarter of 1999.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A DELAWARE LIMITED LIABILITY COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

6.   Transactions with Manager and Affiliates

     The balance due to affiliates as of September 30, 1999 included $0.3 million due to FSI and its affiliates for management fees and $0.4 million due to affiliated unconsolidated special-purpose entities (USPEs). The balance due to affiliates as of December 31, 1998 included $0.2 million due to FSI and its affiliates for management fees.

     The Fund's proportional share of USPE-affiliated management fees of $42,000 and $40,000 were payable as of September 30, 1999 and December 31, 1998, respectively.

     The Fund's proportional share of the affiliated expenses incurred by the USPEs during 1999 and 1998 is listed in the following table (in thousands of dollars):

                                                        For the Three Months               For the Nine Months
                                                         Ended September 30,               Ended September 30,
                                                         1999           1998               1999            1998
                                                     -------------------------------------------------------------

      Management fees                                $      72      $      85         $     216       $     267
      Data processing and administrative
         expenses                                           17             22                54              79
      Insurance expense                                     --             --                --              (3)

7.   Equipment

     The components of owned equipment were as follows (in thousands of dollars):

                                             September 30,         December 31,
                                                 1999                   1998
                                           -------------------------------------

  Marine vessels                             $   46,957             $    46,957
  Aircraft                                       20,605                  20,605
  Railcars                                       19,709                  19,920
  Trailers                                       14,783                  14,788
  Marine containers                               9,942                      --
                                           -------------------------------------
                                                111,996                 102,270
  Less accumulated depreciation                 (47,573)                (37,983)
                                           -------------------------------------
        Net equipment                        $   64,423             $    64,287
                                           =====================================

     As of September 30, 1999, all owned equipment in the Fund's portfolio was either on lease or operating in PLM-affiliated short-term trailer rental facilities, except for 12 railcars with a carrying value of $0.2 million. As of December 31, 1998, all owned equipment in the Fund's portfolio was either on lease or operating in PLM-affiliated short-term trailer rental facilities, except for three railcars with a carrying value of $37,000.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A DELAWARE LIMITED LIABILITY COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

7.   Equipment (continued)

     During the nine months ended September 30, 1999, the Fund purchased marine containers at a cost of $9.9 million. During the nine months ended September 30, 1998, the Fund purchased 39 railcars, two marine vessels (a deposit of $0.9 million was paid in December 1997 for the purchase of one of these marine vessels) and a hush kit for an aircraft for a total of $28.4 million.

     During the nine months ended September 30, 1999, the Fund sold railcars and trailers with an aggregate net book value of $0.1 million, for proceeds of $0.2 million. During the nine months ended September 30, 1998, the Fund sold an aircraft, trailers and a railcar with a net book value of $2.8 million, net of outstanding receivables, for proceeds of $5.6 million.

8.   Investments in Unconsolidated Special-Purpose Entities

     The net investments in USPEs included the following jointly-owned equipment (and related assets and liabilities) (in thousands of dollars):

                                                                              September 30,          December 31,
                                                                                  1999                   1998
                                                                          ---------------------------------------------

     61% interest in an entity owning a mobile offshore drilling unit      $            7,188     $           8,223
     50% interest in a trust owning an MD-82 stage III commercial
               aircraft                                                                 5,198                 6,441
     50% interest in a trust owning an MD-82 stage III commercial
               aircraft                                                                 2,191                 3,342
     50% interest in a trust owning a cargo marine vessel                               1,177                 1,265
     25% interest in a trust that owned four Boeing 737-200A stage II
               commercial aircraft                                                         90                   137
     25% interest in a trust that owned four Boeing 737-200A stage II
               commercial aircraft                                                         72                   110
     33% interest in two trusts that owned a total of three Boeing
               737-200A stage II commercial aircraft, two stage II
     aircraft
               engines, and a portfolio of aircraft rotables                               --                 3,929
                                                                          =============================================
         Net investments                                                   $           15,916     $          23,447
                                                                          =============================================

     As of September 30, 1999 and December 31, 1998, all jointly-owned equipment in the Fund's USPE portfolio were on lease.

     During the nine months ended September 30, 1999, the Manager sold the Fund's 33% interest in two trusts that owned a total of three Boeing 737-200A stage II commercial aircraft, two stage II aircraft engines, and a portfolio of aircraft rotables. The trusts were sold for proceeds of $7.1 million for its net investment of $3.8 million.

     In September of 1999, the Manager has amended the corporate-by-laws of all investments in USPE's in which the Fund or any affiliated program owns an interest that is greater than 50%. The amendment to the by-laws provide that all decisions regarding the acquisition and disposition of the investment as well as other significant business decisions of that investment would be permitted only upon unanimous consent of the Fund and all the affiliated programs that have an ownership in the investment regardless of the percentage of ownership.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A DELAWARE LIMITED LIABILITY COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

9.   Operating Segments

     The Fund operates in five primary segments: marine vessel leasing, aircraft leasing, railcar leasing, trailer leasing, and marine container leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers. The following tables present a summary of the operating segments (in thousands of dollars):

                                           Marine                                     Marine
    For the three months ended             Vessel   Aircraft    Railcar   Trailer    Container    All
    September 30, 1999                    Leasing    Leasing    Leasing   Leasing    Leasing     Other<F1>1  Total
    ------------------                    -------    -------    -------   -------    -------     ------      -----

    REVENUES
      Lease revenue                        $ 2,313   $  1,014   $    904  $  1,006   $    510  $     --   $  5,747
      Interest income and other                  3          2         --        --         --        30         35
      Net gain on disposition
        of equipment                            --         --          9        --         --        --          9
                                          -------------------------------------------------------------------------
        Total revenues                       2,316      1,016        913     1,006        510        30      5,791

    COSTS AND EXPENSES
      Operations support                     1,285          7        171       236         --        13      1,712
      Depreciation and amortization          1,503        643        435       362        489         4      3,436
      Interest expense                          --         --         --        --         --       468        468
      Management fees to affiliate             117         51         58        58         25        --        309
      General and administrative expenses       14         10         23       180         --       151        378
                                          -------------------------------------------------------------------------
        Total costs and expenses             2,919        711        687       836        514       636      6,303
                                          -------------------------------------------------------------------------
    Equity in net income (loss) of USPEs       (70)      (323)       --        --         --       291        (102)
                                          -------------------------------------------------------------------------
        Net income (loss)                  $  (673)  $    (18)  $    226  $    170   $     (4) $   (315)  $   (614)
                                          =========================================================================

    Total assets as of September 30, 1999  $ 33,089  $ 12,497   $ 11,776  $  8,455   $  9,453  $ 12,521   $ 87,791
                                          =========================================================================

<F1>  1  Includes  interest  income and costs not  identifiable  to a particular segment, such as amortization expense, interest expense, certain operations support, and general and administrative expenses. Also includes the aggregate net income from an investment in an entity owning a mobile offshore drilling unit.


                                           Marine
    For the three months ended             Vessel   Aircraft    Railcar   Trailer        All
    September 30, 1998                    Leasing    Leasing    Leasing   Leasing      Other<F1>   Total
    ------------------                    -------    -------    -------   -------      ------      -----

    REVENUES
      Lease revenue                        $ 2,709   $  1,014   $  1,005  $  1,090   $     --  $  5,818
      Interest income and other                 --          3         --        --         28        31
      Net gain on disposition
        of equipment                            --         --         16        --         --        16
                                          --------------------------------------------------------------
        Total revenues                       2,709      1,017      1,021     1,090         28     5,865

    COSTS AND EXPENSES
      Operations support                       683         11        182       163         12     1,051
      Depreciation and amortization          1,766      1,071        506       435         26     3,804
      Interest expense                          --         --         --        --        469       469
      Management fees to affiliate             135         51         68        74         --       328
      General and administrative expenses       45         17        (30)      170         89       291
                                          --------------------------------------------------------------
        Total costs and expenses             2,629      1,150        726       842        596     5,943
                                          --------------------------------------------------------------
    Equity in net income (loss) of USPEs    (1,023)      (795)        --        --        139    (1,679)
                                          --------------------------------------------------------------
        Net income (loss)                  $  (943) $    (928) $    295   $    248   $   (429) $ (1,757)
                                          ==============================================================

    Total assets as of September 30, 1998  $39,682  $   23,150 $ 13,608   $  9,623   $ 11,783  $ 97,846
                                          ===============================================================

     -------------------------------------

 <F1>1   Includes  interest  income and costs not  identifiable  to a particular segment, such as amortization expense, interest expense, certain operations support, and general and administrative expenses. Also includes the aggregate net income from an investment in an entity owning a mobile offshore drilling unit.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A DELAWARE LIMITED LIABILITY COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

9.       Operating Segments (continued)

                                           Marine                                     Marine
    For the nine months ended              Vessel   Aircraft    Railcar   Trailer    Container    All
    September 30, 1999                    Leasing    Leasing    Leasing   Leasing    Leasing     Other<F1>1  Total
    ------------------                    -------    -------    -------   -------    -------     ------      -----

    REVENUES
      Lease revenue                        $ 7,118   $  3,043   $  2,809  $  2,780   $    882  $     --   $ 16,632
      Interest income and other                  5          7         --        --         --       143        155
      Net gain on disposition
        of equipment                            --         --         15         5         --        --         20
                                          -------------------------------------------------------------------------
        Total revenues                       7,123      3,050      2,824     2,785        882       143     16,807

    COSTS AND EXPENSES
      Operations support                     3,476         20        502       637         --        37      4,672
      Depreciation and amortization          4,509      1,929      1,307     1,085        866        13      9,709
      Interest expense                          --         --         --        --         --     1,385      1,385
      Management fees to affiliate             357        152        184       160         44        --        897
      General and administrative expenses       42         24         48       569         --       491      1,174
                                          -------------------------------------------------------------------------
        Total costs and expenses             8,384      2,125       2041     2,451        910     1,926     17,837
                                          -------------------------------------------------------------------------
    Equity in net income (loss) of USPEs      (114)     2,161         --        --         --       903      2,950
                                          -------------------------------------------------------------------------
    Net income (loss) before cumulative
    effect
        of accounting change                (1,375)     3,086        783       334        (28)    (880)      1,920
    Cumulative effect of accounting             --        --         --        --         --      (132)       (132)
    change
                                          =========================================================================
        Net income (loss)                  $(1,375)  $  3,086   $    783  $    334   $    (28) $(1,012)   $  1,788
                                          =========================================================================

    Total assets as of September 30, 1999  $33,089   $ 12,497   $ 11,776  $  8,455   $  9,453  $ 12,521   $ 87,791
                                          =========================================================================

<F1>
     -----------------------------

1 Includes interest income and costs not identifiable to a particular segment, such as amortization expense, interest expense, certain operations support, and general and administrative expenses. Also includes the aggregate net income from an investment in an entity owning a mobile offshore drilling unit.


                                           Marine
    For the nine months ended              Vessel   Aircraft    Railcar   Trailer        All
    September 30, 1998                    Leasing    Leasing    Leasing   Leasing      Other<F1>   Total
    ------------------                    -------    -------    -------   -------      ------      -----

    REVENUES
      Lease revenue                        $ 5,789   $  3,524   $  2,989  $  2,816   $     --  $  15,118
      Interest income and other                 13         10         --        --        297        320
      Net gain on disposition
        of equipment                            --      2,710         38         9         --      2,757
                                          ---------------------------------------------------------------
        Total revenues                       5,802      6,244      3,027     2,825        297     18,195

    COSTS AND EXPENSES
      Operations support                     1,591         34        411       448         35      2,519
      Depreciation and amortization          3,752      3,559      1,516     1,304         79     10,210
      Interest expense                          --         --         --        --      1,385      1,385
      Management fees to affiliate             289        162        199       190         --        840
      General and administrative expenses      124         57         (6)      597        408      1,180
                                          ---------------------------------------------------------------
        Total costs and expenses             5,756      3,812      2,120     2,539      1,907     16,134
                                          ---------------------------------------------------------------
    Equity in net income (loss) of USPEs     (1,241)    4,651         --        --        382      3,792
                                          ---------------------------------------------------------------
        Net income (loss)                  $ (1,195) $  7,083   $    907  $    286   $ (1,228) $   5,853
                                          ===============================================================

    Total assets as of September 30, 1998  $ 39,682  $ 23,150   $ 13,608  $  9,623   $ 11,783  $  97,846
                                          ===============================================================

<F1>
     -----------------------------

1 Includes interest income and costs not identifiable to a particular segment, such as amortization expense, interest expense, certain operations support, and general and administrative expenses. Also includes the aggregate net income from an investment in an entity owning a mobile offshore drilling unit.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A DELAWARE LIMITED LIABILITY COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

10.  Debt

     The Manager has entered into a short-term, joint $24.5 million credit facility (the Committed Bridge Facility) on behalf of the Fund that is due to expire on December 14, 1999. Among the eligible borrowers, PLM Equipment Growth Fund VI had borrowings of $1.0 million and TEC Acquisub, Inc., an indirect wholly-owned subsidiary of PLM International, Inc., had borrowings of $7.6 million under the Committed Bridge Facility as of September 30, 1999. No other eligible borrower had any outstanding borrowings.

     The Manager believes it will be able to renew the Committed Bridge Facility upon its expiration with similar terms as those in the current Committed Bridge Facility.

11.  Net Income Per Weighted-Average Class A Unit

     Net income per weighted-average Class A unit was computed by dividing net income attributable to Class A members by the weighted-average number of Class A units deemed outstanding during the period. The weighted-average number of Class A units deemed outstanding during the three and nine months ended September 30, 1999 were units 4,975,419 and 4,984,675 units, respectively. The weighted-average number of Class A units deemed outstanding during the three and nine months ended September 30, 1998 was 4,999,581 units.

12.  Cumulative Effect of Accounting Change

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," which requires costs related to start-up activities to be expensed as incurred. The statement requires that initial application be reported as a cumulative effect of a change in accounting principle. The Fund adopted this statement during the first quarter of 1999, at which time it took a $0.1 million charge, related to start-up costs of Fund. This charge had the effect of reducing net income per weighted-average Class A unit by $0.03 for the nine months ended September 30, 1999.












                     (This space intentionally left blank.)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)  RESULTS OF OPERATIONS

Comparison of the Professional Lease Management Income Fund I, L.L.C.'s (the Fund's) Operating Results for the Three Months Ended September 30, 1999 and 1998

(A)   Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment decreased during the third quarter of 1999, compared to the same quarter of 1998. Gains or losses from the sale of equipment, interest and other income and certain expenses such as depreciation and amortization and general and administrative expenses relating to the operating segments (see Note 9 to the financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                                          For the Three Months
                                           Ended September 30,
                                         1999             1998
                                      ----------------------------

  Marine vessels                      $  1,028         $  2,026
  Aircraft                               1,007            1,003
  Trailers                                 770              927
  Railcars                                 733              823
  Marine containers                        510               --

Marine vessels: Marine vessel lease revenues and direct expenses were $2.3 million and $1.3 million, respectively, for the third quarter of 1999, compared to $2.7 million and $0.7 million, respectively, during the same quarter of 1998. Lease revenue decreased $0.5 million in the third quarter of 1999 compared to the same period in 1998 due to significantly lower re-lease rates for one of the Fund's anchor handling supply marine vessels. The decrease in lease revenue from this marine vessel was offset, in part, by an increase in additional lease revenue of $0.1 million for another marine vessel during the third quarter of 1999 compared to the same period in 1998 due to higher re-lease rates. Direct expenses increased $0.6 million in the third quarter of 1999 compared to the same period in 1998 primarily due to hull cleaning costs, and canal charges while repositioning the marine vessel for a new charter in 1999. A similar event did not occur in 1998.

Aircraft: Aircraft lease revenues and direct expenses were $1.0 million and $7,000, respectively, for the third quarter of 1999, compared to $1.0 million and $11,000, respectively, during the same quarter of 1998. Aircraft contribution remained approximately the same due to the relative stability of the aircraft fleet.

Trailers: Trailer lease revenues and direct expenses were $1.0 million and $0.2 million, respectively, for the third quarter of 1999, compared to $1.1 million and $0.2 million, respectively, during the same quarter of 1998. Lease revenue decreased primarily due to the lower utilization lease revenue on the refrigerated trailers in the third quarter of 1999 compared to the same period in 1998.

Railcars: Railcar lease revenues and direct expenses were $0.9 million and $0.2 million, respectively, for the third quarter of 1999, compared to $1.0 million and $0.2 million, respectively, during the same quarter of 1998. Lease revenue decreased primarily due to lower re-lease rates for a group of railcars in the third quarter of 1999 compared to the same period in 1998.

Marine containers: Marine container lease revenues were $0.5 million for the third quarter of 1999. Marine container contribution increased due to the purchase of marine containers in the second quarter of 1999.

(B)   Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $4.6 million for the quarter ended September 30, 1999 decreased from $4.9 million for the same period in 1998. Significant variances are explained as follows:

     (1) A $0.4 million decrease in depreciation and amortization expenses from 1998 levels resulted from an approximately $0.9 million decrease due to the use of the double-declining balance depreciation method which results in greater depreciation the first years an asset is owned, partially offset by an increase of approximately $0.5 million in depreciation expense from the purchase of equipment during 1999.

     (2) A $0.1 million increase in general and administrative expenses from 1998 levels due to higher office expenses and professional services required by the Fund.

(C)  Net Gain on Disposition of Owned Equipment

The net gain on disposition of equipment for the third quarter of 1999 totaled $9,000 which resulted from the sale of railcars with a net book value of $34,000, for proceeds of $43,000. Net gain on disposition of equipment for the third quarter of 1998 totaled $16,000, and resulted from the sale of a railcar with a net book value of $21,000, for proceeds of $37,000.

(D)   Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities
      (USPEs)

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars).

                                                                            For the Three Months
                                                                             Ended September 30,
                                                                            1999             1998
                                                                         ----------------------------

  Mobile offshore drilling unit                                          $    291        $     140
  Marine vessel                                                               (70)          (1,023)
  Aircraft                                                                   (323)            (796)
                                                                        =============================
         Equity in Net Loss of USPEs                                     $   (102)       $  (1,679)
                                                                        =============================

Mobile offshore drilling unit: As of September 30, 1999 and 1998, the Fund had an interest in an entity that owns a mobile offshore drilling unit. Mobile offshore drilling unit revenues and expenses were $0.7 million and $0.4 million, respectively, for the third quarter of 1999, compared to $0.6 million and $0.5 million, respectively, during the same quarter of 1998. The increase in mobile offshore drilling unit contribution is due to an increase in the lease rate during 1999 and lower depreciation expense as a result of the double declining-balance method of depreciation which results in greater depreciation in the first years an asset is owned.

Marine vessel: As of September 30, 1999 and 1998, the Fund had an interest in an entity that owns a marine vessel. During the third quarter of 1999, marine vessel revenues of $0.2 million were offset by depreciation and administrative expenses of $0.3 million. During the third quarter of 1998, marine vessel revenues of $0.2 million were offset by depreciation and administrative expenses of $0.2 million, and a loss on the revaluation of the marine vessel of $1.0 million. Lease revenue decreased $0.1 million in the third quarter of 1999 compared to the same period in 1998, due to lower re-lease rates as a result of a weak bulk-carrier vessel market. The decrease was offset, in part, by an increase of $0.1 million in lease revenues due to a marine vessel that the Company owns an interest in being off-hire for 20 days in the third quarter of 1998 compared to 2 days in the same period in 1999. Expenses increased $0.1 million due to higher operating expenses in the third quarter of 1999 compared to the same period in 1998. The increase in expenses was offset, in part, by a decrease of $59,000 due to lower depreciation expense as a result of the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned. Loss on revaluation of equipment of $1.0 million during the third quarter of 1998, resulted from the Company reducing the carrying value of its interest in an entity owning a marine vessel to its estimated net realizable value. There was no revaluation of the carrying value of partially owned assets required during the same period of 1999.

Aircraft: As of September 30, 1999, the Fund owned interests in two trusts that each owns a commercial aircraft. As of September 30, 1998, the Company owned interests in two trusts that each own a commercial aircraft, and an interest in two trusts that own a total of three commercial aircraft, two aircraft engines, and a portfolio of aircraft rotables. During the third quarter of 1999, aircraft lease revenues were $0.5 million which were offset by expenses of $0.8 million. During the same period in 1998, aircraft revenues were $0.9 million which were offset by expenses of $1.7 million. Lease revenues decreased $0.4 million due to the sale of the Fund's investment in two trusts that owned three Boeing 737-200A stage II commercial aircraft, two stage II aircraft engines, and a portfolio of aircraft rotables in the first quarter of 1999. The decrease in expenses of $0.9 million was primarily due to lower depreciation expense resulting from an approximately $0.3 million decrease due to the sale of the Fund's interest in two trusts and an approximately $0.6 million decrease due to the double declining-balance method of depreciation which results in greater depreciation in the first years an asset is owned.

(E)   Net Loss

As a result of the foregoing, the Fund had a net loss of $0.6 million for the third quarter of 1999, compared to a net loss of $1.8 million during the same period of 1998. The Fund's ability to acquire, operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Fund's performance in the third quarter of 1999 is not necessarily indicative of future periods. In the third quarter of 1999, the Fund distributed $2.5 million to Class A members, or $0.50 per weighted-average Class A unit.

Comparison of the Fund's Operating Results for the Nine Months Ended September 30, 1999 and 1998

(A)   Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment decreased during the nine months ended September 30, 1999, compared to the same period of 1998. Gains or losses from the sale of equipment, interest and other income and certain expenses such as depreciation and amortization and general and administrative expenses relating to the operating segments (see Note 9 to the financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                                             For the Nine Months
                                             Ended September 30,
                                           1999             1998
                                           ----------------------------

  Marine vessels                           $  3,642       $    4,198
  Aircraft                                    3,023            3,490
  Railcars                                    2,307            2,578
  Trailers                                    2,143            2,368
  Marine containers                             882               --

Marine vessels: Marine vessel lease revenues and direct expenses were $7.1 million and $3.5 million, respectively, for the nine months ended September 30, 1999, compared to $5.8 million and $1.6 million, respectively, during the same period of 1998. Lease revenue increased $2.1 million in the nine months ended September 30, 1999 compared to the same period in 1998 due to the purchase of a marine vessel at the end of the second quarter of 1998. This marine vessel earned nine months of lease revenue in 1999 compared to only three months in 1998. The increase in lease revenue for this marine vessel was offset, in part, by a decrease of $0.1 million for another marine vessel being dry-docked for approximately three weeks during the nine months ended September 30, 1999. During dry-docking, the marine vessel did not earn any revenues. In addition, lease revenue decreased an additional $0.7 million for two marine vessels due to lower re-lease rates earned during the nine months ended September 30, 1999 compared to the same period in 1998. Direct expenses increased $2.2 million in the nine months ended September 30, 1999 compared to the same period in 1998 due to the purchase of a marine vessel at the end of the second quarter of 1998. The increase in direct expenses for this marine vessel was offset, in part, by a decrease of $0.3 million for another marine vessel being dry-docked for approximately three weeks during the nine months ended September 30, 1999.

Aircraft: Aircraft lease revenues and direct expenses were $3.0 million and $20,000, respectively, for the nine months ended September 30, 1999, compared to $3.5 million and $34,000, respectively, during the same period of 1998. Aircraft contribution decreased due to the sale of an aircraft in the second quarter of 1998.

Railcars: Railcar lease revenues and direct expenses were $2.8 million and $0.5 million, respectively, for the nine months ended September 30, 1999, compared to $3.0 million and $0.4 million, respectively, during the same period of 1998. Lease revenue decreased $0.2 million due to lower re-lease rates for a group of railcars in the nine months ended September 30, 1999 compared to the same period in 1998. In addition, lease revenue decreased $0.1 million resulting from the sale or disposition of railcars in 1998 and the nine months ended September 30, 1999. This decrease in lease revenue was offset, in part, by a $40,000 increase in lease revenue due to the purchase of railcars in the first quarter of 1998. Direct expenses increased due to higher running repairs required on certain railcars during the nine months ended September 30, 1999, that were not needed during the same period in 1998.

Trailers: Trailer lease revenues and direct expenses were $2.8 million and $0.6 million, respectively, for the nine months ended September 30, 1999, compared to $2.8 million and $0.4 million, respectively, during the same period of 1998. Direct expenses increased due to repairs required on certain trailers during the nine months ended September 30, 1999, which were not needed in the same period in 1998.

Marine containers: Marine container lease revenues were $0.9 million for the nine months ended September 30, 1999. Marine container contribution increased due to the purchase of marine containers in the second quarter of 1999.

(B)   Interest and Other Income

Interest and other income decreased $0.2 million due to lower average cash balances in the nine months ended September 30, 1999, compared to the same period in 1998.

(C)   Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $13.2 million for the nine months ended September 30, 1999 decreased from $13.6 million for the same period in 1998. Significant variances are explained as follows:

     (1) A $0.5 million decrease in depreciation and amortization expenses from 1998 levels resulting from an approximately $0.2 million decrease due to the sale of certain assets during 1999 and 1998 and an approximately $2.5 million decrease due to the use of the double-declining balance depreciation method which results in greater depreciation the first years an asset is owned, partially offset by an approximately $2.2 million increase in depreciation expense from the purchase of equipment during 1999 and 1998.

     (2) A $0.1 million increase in management fees to affiliate reflects the higher levels of lease revenues on owned equipment in 1999, when compared to 1998.

(D)  Net Gain on Disposition of Owned Equipment

The net gain on disposition of equipment for the nine months ended September 30, 1999 totaled $20,000 which resulted from the sale of railcars and trailers with an aggregate net book value of $0.1 million, for proceeds of $0.2 million. Net gain on disposition of equipment for the nine months ended September 30, 1998 totaled $2.8 million, and resulted from the sale of an aircraft, a railcar and trailers with an aggregate net book value of $2.8 million, net of outstanding receivables, for proceeds of $5.6 million.

(E)   Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars).

                                             For the Nine Months
                                             Ended September 30,
                                             1999            1998
                                         ----------------------------

  Aircraft                               $  2,161        $   4,651
  Mobile offshore drilling unit               903              382
  Marine vessel                              (114)          (1,241)
                                        =============================
     Equity in Net Income of USPEs       $  2,950        $   3,792
                                        =============================

Aircraft: As of September 30, 1999, the Fund owned interests in two trusts that each owns a commercial aircraft. As of September 30, 1998, the Company owned interests in two trusts that each own a commercial aircraft, and an interest in two trusts that own a total of three commercial aircraft, two aircraft engines, and a portfolio of aircraft rotables. During the nine months ended September 30, 1999, aircraft lease revenues were $1.6 million and the gain from the sale of the Fund's interest in two trusts that owned a total of three commercial aircraft, two aircraft engines, and a portfolio of aircraft rotables of $3.3 million was offset by expenses of $2.7 million. During the nine months ended September 30, 1998, aircraft lease revenues were $3.4 million and the gain from the sale of the Company's interest in two trusts that owned commercial aircraft of $6.3 million was offset by expenses of $5.0 million. Lease revenues decreased $2.1 million due to the sale of the Fund's investment in two trusts containing ten commercial aircraft, and the sale of the Fund's investment in two trusts that owned a total of three 737-200A stage II commercial aircraft, two stage II aircraft engines, and a portfolio of aircraft rotables. The decrease in lease revenues caused by these sales was offset, in part, by $0.3 million in additional lease revenue from the purchase of two additional trusts each owning a MD-82 commercial aircraft during 1998. The decrease in expenses of $2.3 million was primarily due to lower depreciation expense resulting from an approximately $1.1 million decrease due to the sale of the Fund's interest in four trusts and an approximately $1.7 million decrease due to the double declining-balance method of depreciation which results in greater depreciation in the first years an asset is owned offset, in part, by an approximately $0.5 million increase in depreciation expense due to the Fund's investment in two additional trusts during 1998.

Mobile offshore drilling unit: As of September 30, 1999 and 1998, the Fund had an interest in an entity that owns a mobile offshore drilling unit. Mobile offshore drilling unit revenues and expenses were $2.2 million and $1.3 million, respectively, for the nine months ended September 30, 1999, compared to $1.8 million and $1.4 million, respectively, during the same period of 1998. The increase in mobile offshore drilling unit contribution is due to an increase in the lease rate during 1999 and lower depreciation expense as a result of the double declining-balance method of depreciation which results in greater depreciation in the first years an asset is owned.

Marine vessel: As of September 30, 1999 and 1998, the Fund had an interest in an entity that owns a marine vessel. During the first nine months of 1999, revenues of $0.6 million were offset by depreciation and administrative expenses of $0.7 million. During the nine months ended September 30, 1998, marine vessel revenues were $0.8 million offset by depreciation and administrative expenses of $1.0 million, and a loss on the revaluation of a marine vessel of $1.0 million. Lease revenue decreased $0.5 million in the nine months ended September 30, 1999 compared to the same period in 1998, due to lower re-lease rates as a result of a weak bulk-carrier vessel market. The decrease was offset, in part, by an increase of $0.1 million in lease revenues due to a marine vessel that the Fund owns an interest in being off-hire for 20 days in the nine months ended September 30, 1998 compared to 2 days in the same period in 1999. Expenses decreased due primarily to lower depreciation expense as a result of the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned. Loss on revaluation of equipment of $1.0 million for the nine months ended September 30, 1998, resulted from the Company reducing the carrying value of its interest in an entity owning a marine vessel to its estimated net realizable value. There was no revaluation of interest required during the same period of 1999.

(F)  Cumulative Effect of Accounting Change

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," which requires costs related to start-up activities to be expensed as incurred. The statement requires that initial application be reported as a cumulative effect of a change in accounting principle. The Fund adopted this statement during the nine months ended September 30, 1999, at which time it took a $0.1 million charge, related to start-up costs of the Fund.

(G)   Net Income

As a result of the foregoing, the Fund had net income of $1.8 million for the nine months ended September 30, 1999, compared to net income of $5.9 million during the same period of 1998. The Fund's ability to acquire, operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Fund's performance in the nine months ended September 30, 1999 is not necessarily indicative of future periods. In the nine months ended September 30, 1999, the Fund distributed $7.5 million to Class A members, or $1.50 per weighted-average Class A unit.

(II)  FINANCIAL CONDITION -- CAPITAL RESOURCES AND LIQUIDITY

For the nine months ended September 30, 1999, the Fund generated operating cash of $12.8 million (net cash provided by operating activities, plus non-liquidating distributions from USPEs) to meet its operating obligations and maintain the current level of distributions (total for nine months ended September 30, 1999 of approximately $8.8 million) to the partners.

During the nine months ended September 30, 1999, the Fund purchased marine containers at a cost of $9.9 million.

During the nine months ended September 30, 1999, PLM Financial Services, Inc. (FSI or the Manager), a wholly-owned subsidiary of PLM International, Inc., sold or disposed of Fund owned equipment and investments in USPEs and received aggregate proceeds of $7.3 million.

Lessee deposits and reserve for repairs increased $1.0 million during the nine months ended September 30, 1999 compared to December 31, 1998. Reserves for aircraft engine repair increased $0.5 million due to additional lessee deposits, and security deposits increased $0.4 million due to a security deposit from a container lessee. Lessee prepaid deposits increased $0.1 million due to more lessee's prepaying future lease revenue

The Manager has entered into a short-term joint $24.5 million credit facility. As of November 8, 1999, no eligible borrower had any outstanding borrowings. The Manager believes it will renew the credit facility upon its expiration with similar terms to those in the current credit facility.

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

The Manager has established a special Year 2000 oversight committee to review the impact of Year 2000 issues on its business systems in order to determine whether such systems will retain functionality after December 31, 1999. As of September 30, 1999, the Manager has completed Inventory, Assessment, Remediation and Testing Stages of its Year 2000 review of its core business information systems. Specifically, the Manager (a) has integrated Year 2000-compliant programming code into its existing internally customized and internally developed transaction processing software systems and (b) the Manager's accounting and asset management software systems have been made Year 2000 compliant. In addition, numerous other software systems provided by vendors and service providers have been replaced with systems represented by the vendor or service provider to be Year 2000 functional. These systems have been tested and appear to be compliant.

As of September 30, 1999, the costs incurred and allocated to the Fund to become Year 2000 compliant have not been material and the Manager does not anticipate any additional Year 2000-compliant expenditures.

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

The Manager is currently  developing a contingency  plan to address the possible failure of any systems or vendors or service providers due to Year 2000 problems. For the purpose of such contingency planning, reasonably likely worst case scenarios primarily anticipate a) an inability to access systems and data on a temporary basis resulting in possible delay in reconciliation of funds received or payment of monies owed, or b) an inability to continuously employ equipment assets due to temporary Year 2000 related failure of external infrastructure necessary to the ongoing operation of the equipment. The Manager is evaluating whether there are additional scenarios, which have not been identified. Contingency planning will encompass strategies up to and including manual processes. The Manager anticipates that these plans will be completed in the fourth quarter of 1999.

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

FASB Statement No. 137, "Accounting for Derivatives, Instruments, and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133," issued in June 1999, defers the effective date of Statement No. 133. Statement No. 133, as amended, is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. As of September 30, 1999, the Manager is reviewing the effect SFAS No. 133 will have on the Fund's financial statements.

(V)   OUTLOOK FOR THE FUTURE

Several factors may affect the Fund's operating performance in the remainder of 1999 and beyond, including changes in the markets for the Fund's equipment and changes in the regulatory environment in which the equipment operates.

Other factors affecting the Fund's contribution in the remainder of 1999 and beyond include:

1. Depressed economic conditions in Asia have led to declining freight rates through the early part of 1999 for drybulk vessels. In the absence of new additional drybulk orders, the market is expected to stabilize and improve over the next 2-3 years.

2. In 1999, one of the Fund's anchor handling supply marine vessels was re-leased at a significantly lower rate, due to soft market conditions. If the economic conditions remain the same, a similar trend of lower re-lease rates will occur for the Fund's remaining anchor handling marine vessel when the current lease expires in the year 2000.

3. Rates and utilization dropped for oil tanker vessels due to the economic crisis in Asia. The demand in 1999 has shown some signs of recovery, however, rate recovery may take two to three years.

4. The demand for covered hopper cars has softened in the market since 1998, and is expected to continue through the remainder of 1999. The demand for the other types of railcars has continued to be high, however a softening in the market is expected in the remainder of 1999, which may lead to lower utilization and lower contribution to the Fund.

5. The lease for the Fund's 61% interest in an entity owning a mobile offshore drilling unit will expire in December 1999. This mobile offshore drilling unit will be sold in the fourth quarter of 1999.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Fund's primary market risk exposure is that of currency devaluation risk. During the nine months ended September 30, 1999, 79% of the Fund's total lease revenues from wholly-and partially-owned equipment came from non-United States domiciled lessees. Most of the leases require payment in United States (U.S.) currency. If these lessee's currency devalues against the U.S. dollar, the lessees could encounter difficulty in making the U.S. dollar denominated lease payment.
















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


                                 PROFESSIONAL LEASE MANAGEMENT
                                 INCOME FUND I, L.L.C.
                                 By: PLM Financial Services, Inc.
                                     Manager




Date: November 8, 1999
                                 By:  /s/ Richard K Brock
                                     ---------------------------
                                      Richard K Brock
                                      Vice President and
                                      Corporate Controller