Form 10-K/A
period 1998-12-31
PROFESSIONAL LEASE MANAGEMENT INCOME FUND I LLC
filed 2000-01-05
CIK 928956

.
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------
                                   FORM 10-K/A


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

                       COMMISSION FILE NUMBER 33-83216-01
                             -----------------------



               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
             (Exact name of registrant as specified in its charter)


       DELAWARE                                             94-3209289
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

 ONE MARKET, STEUART STREET TOWER
  SUITE 800, SAN FRANCISCO, CA                              94105-1301
(Address of principal executive offi                        (Zip code)


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

Aggregate market value of voting stock:  N/A

An index of exhibits filed with this Form 10-K is located at page 28.

Total number of pages in this report:  48.

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

                                                      TABLE 1


 Units                 Type                                          Manufacturer                          Cost
------------------------------------------------------------------------------------------------------------------------

Owned equipment held for operating leases:
      2   Anchor handling supply marine
            vessels                                   Moss Point                                     $       17,700
      1   Oil tanker marine vessel                    Hyundai                                                17,000
      1   Bulk carrier marine vessel                  Hitachi Shipbuilding & Engineering Co.                 12,257
   0.61   Mobile offshore drilling unit               AT & CH de France                                      20,356<F1>(1)
      4   737-200A stage II commercial
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
    362   Pressurized tank railcars                   Various                                                 9,504
    100   Covered hopper railcars                     Various                                                 5,445
    246   Box railcars                                Various                                                 4,972
    152   Foodservice refrigerated trailers           Various                                                 6,999
    445   Piggyback trailers                          Various                                                 6,696
     29   Over the road refrigerated trailers         Various                                                   833
     25   Over the road dry trailers                  Various                                                   259
                                                                                                     -------------------

          Total owned equipment held for operating leases                                            $      122,626<F2>(2)
                                                                                                     ===================

Investments in unconsolidated special-purpose entities:

   0.33   Two trusts consisting of a total of:
            Three 737-200A stage II
               commercial aircraft                    Boeing
            Two stage II JT8D aircraft engines        Pratt Whitney
            Portfolio of rotable components           Various                                        $        9,999<F3>(3)
   0.50   Trust owning an MD-82
            stage III commercial aircraft             McDonnell Douglas                                       7,775<F4>(4)
   0.50   Trust owning an MD-82
            stage III commercial aircraft             McDonnell Douglas                                       6,825<F4>(4)
   0.50   Container cargo feeder marine
            vessel                                    O. C. Staalskibsvaerft A/F                              3,836<F4>(4)
                                                                                                     -------------------

              Total investments in unconsolidated special-purpose entities                           $       28,435<F1>(1)
                                                                                                     ===================

<F1> (1) Jointly owned by Fund I and two affiliated programs.
<F2> (2) Includes equipment and investment purchased with the proceeds from capital contributions, undistributed cash flow from operation and Fund borrowings. Includes costs capitalized, subsequent to the date of purchase.
<F3> (3) Jointly owned by Fund I and three affiliated programs.
<F4> (4) Jointly owned by Fund I and an affiliated program.

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

The Fund currently has an interest in one drillship, a floating drilling rig. The floating rig market has experienced the most improvement of all rig types since 1995. Technological advances and more efficient operations have improved the economics of drilling and production in the deepwater locations in which floating rigs are utilized. Overall, demand for floating rigs increased from 128 rig-years in 1996 to 131 rig-years in 1997, and stayed at that level in 1998 (a rig-year is the equivalent of one rig employed for 12 consecutive months). The increase in demand and utilization during this period prompted significant increases in contract day rates and an associated increase in market values for floating rigs. Currently 177 floating rigs (151 semisubmersibles and 26 drillships) are operating internationally and 39 floating rigs are on order or undergoing conversion, scheduled for delivery between 1999 and 2001. All but six of these newbuildings and conversions have already been contracted for more than two years. This high level of commitment should prevent a significant deterioration in the market as the rigs are delivered

(E)  Government Regulations

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














                      (This space intentionally left blank)

ITEM 6.    SELECTED FINANCIAL DATA

Table 2, below, lists selected financial data for the Fund:

                                     TABLE 2

                        For the Years Ended December 31,
         (in thousands of dollars, except weighted-average unit amounts



                                                      1998            1997            1996            1995
                                                ---------------------------------------------------------------


Operating results:
 Total revenues                                 $    28,301     $   22,920      $   11,295      $    4,150
 Net gain on disposition of
  equipment                                           2,759          1,682              --              25
 Equity in net income (loss) of
  unconsolidated special-purpose
  entities                                            2,390          1,453            (256)             69
 Net income (loss)                                    4,316         (2,052)         (2,392)           (618)

At year-end:
 Total assets                                   $    99,635     $  108,524      $   87,755      $   62,589
 Total liabilities                                   28,905         29,337           1,466           1,187
 Note payable                                        25,000         25,000              --              --

Cash distribution                               $    11,765     $   11,763      $    9,832      $    1,303

Cash distribution representing
 a return of capital to Class A members         $     7,405     $    9,998      $    8,471      $    1,180

Per weighted-average Class A unit:

Net income (loss)                               $      0.52     $    (0.75)

Cash distribution                               $      2.00     $     2.00          Various, according to
                                                                                        interim closings
Cash distribution representing a return
 of capital                                     $      1.48     $     2.00














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

For the year ended December 31, 1998, the Fund generated $23.7 million in operating cash (net cash provided by operating activities plus non-liquidating cash distributions from USPEs) to meet its operating obligations and make distributions of $11.8 million to the members.

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

                                                 For the Years Ended
                                                    December 31,
                                                1998             1997
                                              ----------------------------

  Marine vessels                              $  5,794            2,085
  Aircraft                                       4,525            4,994
  Mobile offshore drilling unit                  3,936            4,989
  Rail equipment                                 3,323            2,712
  Trailers                                       3,263            3,250

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

Mobile offshore drilling unit (rig): Rig lease revenues and direct expenses were $4.0 million and $0.1 million, respectively, for the year ended December 31, 1998, compared to $5.1 million and $0.1 million, respectively, for the year ended December 31, 1997. Lease revenue increased $0.6 million and direct expenses increased $0.1 million during 1998, compared to the same period in 1997 due to the increase of the Fund's investment in an entity that owns a rig late in the first quarter of 1997. This increase in net contribution was offset, in part, by a decrease in lease revenue of $1.6 million and a decrease in direct expenses of $22,000 during 1998 as a result of the sale of one of the Fund's rig in the fourth quarter of 1997 as part of the original purchase agreement that gave the charterer the option to purchase the rig.

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

Trailers: Trailer revenues and direct expenses were $3.9 million and $0.6 million, respectively, for the year ended December 31, 1998, compared to $3.7 million and $0.4 million, respectively, during the same period in 1997. Lease revenues increased during 1998, due to higher utilization earned on trailers operating in the short-term rental facilities when compared to 1997. Expenses increased due to repairs required on certain trailers during 1998, which were not needed in 1997 and to the purchase of additional trailers.

(b)   Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $22.0 million for the year ended December 31, 1998 decreased from $23.6 million for the same period in 1997. Significant variances are explained as follows:

(i) A $2.6 million decrease in depreciation and amortization expenses from 1997 levels resulted from an approximately $5.6 million decrease in depreciation expense due to the Fund's double-declining balance depreciation method, which results in greater depreciation in the first years an asset is owned, an approximately $1.9 million decrease in depreciation expense due to the sale of the aircraft in the second quarter of 1998, and the sale of the rig at the end of 1997. The decline was partially offset by an approximately $4.9 million increase in depreciation expense from the purchase of equipment during 1998 and 1997.

(ii) A $0.2 million increase in management fees to affiliate reflects the higher levels of lease revenues in 1998, when compared to 1997.

(iii) A $0.3 million increase in minority interest due to an increase in revenue of $0.1 million offset by a decrease in direct and indirect expenses of $0.2 million during 1998 when compared to 1997.

(iv) A $0.4 million increase in interest expense was due to a higher average debt balance outstanding during 1998 compared to 1997.

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

(d)  Equity in Net Income of Unconsolidated Special-Purpose Entities (USPEs)

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method are presented as follows (in thousands of dollars):

                                                                             For the Years Ended
                                                                                December 31,
                                                                            1998              1997
                                                                         ----------------------------

  Aircraft, aircraft engines and rotable components                      $   3,834          $   1,795
  Marine vessel                                                             (1,444)              (342)
                                                                         -----------------------------
       Equity in net income of USPEs                                     $   2,390          $   1,453
                                                                         =============================


Aircraft, aircraft engines and rotable components: As of December 31, 1998, the Fund owned interests in two trusts that each own a commercial aircraft, and an interest in two trusts that own a total of three commercial aircraft, two aircraft engines, and a portfolio of aircraft rotables. As of December 31, 1997, the Fund owned an interest in two trusts that each own four commercial aircraft, and an interest in two trusts that own a total of three commercial aircraft, two aircraft engines, and a portfolio of aircraft rotables. During the year ended December 31, 1998, lease revenues of $4.3 million and the gain from the sale of the Fund's interest in two trusts that owned commercial aircraft of $6.3 million were offset by depreciation, direct and administrative expenses of $6.8 million. During the year ended December 31, 1997, lease revenues and expenses were $5.9 million and $4.2 million, respectively. Lease revenues decreased $1.4 million due to the sale of the Fund's investment in two trusts containing eight commercial aircraft and a decrease of $2.0 million due to a lower lease rate earned on certain equipment. The decrease in lease revenues was offset in part by an increase in lease revenue of $1.8 million due to the Fund's investment in two additional trusts owning a total of two aircraft during 1998. The increase in expenses was due primarily to depreciation on the investment in two additional trusts during 1998, which was partially offset in part by the sale of the Fund's interest in the two trusts.

Marine vessel: As of December 31, 1998 and 1997, the Fund had an interest in an entity that owns a marine vessel. Marine vessel revenues and expenses were $0.9 million and $2.3 million, respectively, for the year ended December 31, 1998, compared to $1.2 million and $1.6 million, respectively, during the same period in 1997. Lease revenues decreased primarily due to the marine vessel that the Fund owns an interest in being off-hire for 58 days in 1998 compared to 2 days in the same period in 1997. Expenses increased due to the loss on revaluation of equipment of $1.0 million for the year ended December 31, 1998, which resulted from the Fund reducing the carrying value of its interest in an entity owning a marine vessel to its estimated net realizable value. There was no revaluation of the carrying value in the interest owning a marine vessel required during 1997. The increase in expenses were offset in part by the decreases in depreciation expense of $0.1 million due to the use of the double-declining balance depreciation method, which results in greater depreciation in the first years an asset is owned and reduced repairs and maintenance expenses of $0.1 million in the year ended December 31, 1998, compared to the same period in 1997.

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

                                        For the Years Ended
                                          December 31,
                                       1997             1996
                                     ----------------------------

  Aircraft                           $  4,994            1,994
  Mobile offshore drilling unit         4,989               --
  Trailers                              3,250            1,880
  Rail equipment                        2,712            2,371
  Marine vessels                        2,085            1,242

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

Mobile offshore drilling unit (rig): Rig lease revenues and direct expenses were $5.1 million and $0.1 million, respectively, for the year ended December 31, 1997. Lease revenue increased $3.5 million and direct expenses increased $48,000 during 1997, compared to the same period in 1996 due to the increase of the Fund's investment in an entity that owns a rig late in the first quarter of 1997. In addition, lease revenue increased $1.6 million and direct expenses increased $22,000 during 1998 as a result of the purchase of one of the Fund's rig in the first quarter of 1997. This rig was sold in December 1997 as part of the original purchase agreement that gave the charterer the option to purchase the rig. The Fund did not own any rigs in the year ended December 31, 1996.

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

Marine vessels: Marine vessel lease revenues and direct expenses were $3.7 million and $1.6 million, respectively, for the year ended December 31, 1997, compared to $2.7 million and $1.4 million, respectively, during the same period of 1996. Marine vessel contribution increased $1.2 million due to the purchase of a marine vessel at the end of the second quarter of 1997. This increase in contribution due to this additional vessel, was offset slightly by a $0.2 million decrease in lease revenue due to lower re-lease rates for another marine vessel as a result of a softer bulk carrier vessel market and higher insurance expense of $0.2 million on the dry bulk vessel.

(b)   Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $23.6 million for the year ended December 31, 1997 increased from $11.0 million for the same period in 1996. The significant variances are explained as follows:

(i) A $9.9 million increase in depreciation and amortization expenses from 1996 levels reflects the purchase of equipment during 1997 and 1996.

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

(iv) A $0.5 million increase in management fees to affiliate reflects the higher levels of lease revenues in 1997, compared to 1996, due to the purchase of equipment throughout 1996 and 1997.

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

(e)   Equity in Net Income (Loss) of USPEs

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method are presented as follows (in thousands of dollars):


                                                                             For the Years Ended
                                                                                December 31,
                                                                            1997             1996
                                                                         ----------------------------

  Aircraft, aircraft engines and rotable components                      $  1,795          $   260
  Mobile offshore drilling unit                                                --              (94)
  Marine vessel                                                              (342)            (422)
                                                                         -----------------------------
       Equity in net income (loss) of USPEs                              $  1,453             (256)
                                                                         =============================

Aircraft, aircraft engines and rotable components: As of December 31, 1997 and 1996, the Fund owned an interest in a trust that owns four commercial aircraft, an interest in another trust that owns four commercial aircraft, and an interest in two trusts that own three commercial aircraft, two aircraft engines, and a portfolio of rotable components. Aircraft revenues and expenses were $5.9 million and $4.2 million, respectively, for the year ended December 31, 1997, compared to $5.6 million and $5.4 million, respectively, during the same period in 1996. The increase in revenues of $0.3 million was due to the purchase of an interest in a trust that owns commercial aircraft at the end of the first quarter of 1996. These aircraft were on lease for the entire year of 1997, compared to only six months in the same period in 1996. Expenses decreased due to the use of the double-declining balance depreciation method, which results in greater depreciation in the first years an asset is owned.

Mobile offshore drilling unit: As of December 31, 1996, the Fund had an interest in an entity that owns a mobile offshore drilling unit (rig) purchased during the fourth quarter of 1996. During the year ended December 31, 1996, revenues of $6,000 were offset by depreciation and administrative expenses of $0.1 million. During 1997, the Fund purchased an additional 26% interest in a rig therefore bringing its ownership interest in this entity to 61%. In addition, the Fund transferred this investment to owned equipment during 1997.

Marine vessel: As of December 31, 1997 and 1996, the Fund had an interest in an entity that owns a marine vessel. Marine vessel revenues and expenses were $1.2 million and $1.6 million, respectively, for the year ended December 31, 1997, compared to $0.9 million and $1.3 million, respectively, during the same period in 1996. The increase in revenues of $0.3 million and expenses of $0.1 million was due to the purchase of an interest in an entity that owns a marine vessel in the second quarter of 1996. This marine vessel was on lease for the entire year of 1997 compared to only seven months in 1996. In addition, expenses increased $0.2 million due to required repairs needed on this marine vessel in the year ended December 31, 1997. Similar repairs were not required on the vessel in 1996.

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

The Fund's owned equipment on lease to United States (U.S.)-domiciled lessees consists of trailers, railcars, and interests in entities that own aircraft. During 1998, lease revenue in the U.S. accounted for 26% of the total lease revenues generated by wholly-owned and partially-owned equipment while reporting a net loss of $2.0 million compared to the total aggregate net income for the fund of $4.3 million. The loss was due primarily to the double-declining balance method of depreciation on the two additional aircraft that the Fund owns interests, purchased during 1998, which results in greater depreciation in the first years an asset is owned.

South American operations consists of four aircraft that generated revenues that accounted for 15% of the total lease revenues from wholly and partially-owned equipment, while the net income in this region accounted for $2.3 million of the total aggregate net income of $4.3 million for the entire Fund.

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

European operations consist of interests in entities that own aircraft and aircraft rotables that generated lease revenues that accounted for 5% of total lease revenues from wholly-owned and partially-owned equipment revenues. The net income generated in this region accounted for $0.3 million of the $4.3 million in total aggregate net income for the entire Fund.

Two wholly-owned marine vessels, an investment in an entity that owns a marine vessel and an investment in an entity that owns a mobile offshore drilling unit, which were leased in the rest of the world accounted for 45% of the lease revenues from wholly and partially-owned equipment while the net loss in this region accounted for $1.1 million compared to the total aggregate net income of $4.3 million for the entire Fund. The primary reason for this relationship is that the Fund reduced the carrying value of its interest in an entity owning a marine vessel to its estimated net realizable value.

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

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Fund's primary market risk exposure is that of currency risk. 74% of the Fund's total lease revenues from wholly-and partially-owned equipment in 1998 came from non-United States domiciled lessees. Most of the leases require payment in United States (U.S.) currency. If these lessees currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making the U.S. dollar denominated lease payment.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Transactions with Management and Others

         During 1998, management fees to IMI were $1.4 million. The Fund reimbursed FSI and/or its affiliates $1.0 million for administrative and data processing services performed on behalf of the Fund during 1998. The Fund paid Transportation Equipment Indemnity Fund Ltd. (TEI), a wholly owned, Bermuda-based subsidiary of PLM International, $2,000 for insurance coverages during 1998, these amounts were paid substantially to third-party reinsurance underwriters or placed in risk pools managed by TEI on behalf of affiliated partnerships and PLM International, which provide threshold coverages on marine vessel loss of hire and hull and machinery damage. All pooling arrangement funds are either paid out to cover applicable losses or refunded pro rata by TEI. The Fund received a $16,000 loss-of-hire insurance refund from TEI due to lower claims from the insured Fund and other insured affiliated programs.

         During 1998, the USPEs paid or accrued the following fees to FSI or its affiliates (based on the Fund's proportional share of ownership): management fees - $0.2 million; and administrative and data processing services - $0.1 million. The Fund's proportional share of a refund of $5,000 from TEI was received during 1998 from lower loss-of-hire claims from the insured USPE's and other insured affiliated programs.













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


                                  PROFESSIONAL LEASE MANAGEMENT INCOME
Date: January 5, 2000             FUND I

                                  By:  PLM Financial Services, Inc.
                                       Manager



                                  By:  /s/ Douglas P. Goodrich
                                       ----------------------------------
                                       Douglas P. Goodrich
                                       President and Director



                                  By:   /s/ Richard K Brock
                                        ---------------------------------
                                        Richard K Brock
                                        Vice President and
                                        Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following directors of the Fund's Manager on the dates indicated.


Name                             Capacity                        Date


*_________________________
  Robert N. Tidball              Director - FSI                  January 5, 2000


*_________________________
  Douglas P. Goodrich            Director - FSI                  January 5, 2000


*_________________________
  Steven M. Bess                 Director - FSI                  January 5, 2000





* Susan C. Santo, by signing her name hereto, does sign this document on behalf of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.



/s/ Susan C. Santo
-------------------------
Susan C. Santo
Attorney-in-Fact

                   PROFESSIONAL LEASE MANAGEMENT INCOME FUND I
                          (A LIMITED LIABILITY COMPANY)
                          INDEX TO FINANCIAL STATEMENTS

                                  (Item 14(a))


                                                                  Page

Independent auditors' report                                       31

Balance sheets as of December 31, 1998 and 1997                    32

Statements of operations for the years ended
     December 31, 1998, 1997 and 1996                              33

Statement of changes in members' equity for the years ended
     December 31, 1998, 1997, and 1996                             34

Statements of cash flows for the years ended
     December 31, 1998, 1997, and 1996                             35

Notes to financial statements                                   36-47


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




/s/ KPMG LLP
------------------------------------
SAN FRANCISCO, CALIFORNIA
March 12, 1999, except as to note 10,
  which is as of December 22, 1999

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A DELAWARE LIMITED LIABILITY COMPANY)
                                 BALANCE SHEETS
                                  DECEMBER 31,
                 (in thousands of dollars, except unit amounts)


                                                                                         1998                   1997
                                                                                     -------------------------------------
     Assets

     Equipment held for operating leases, at cost                                     $   122,626          $     99,488
     Less accumulated depreciation                                                        (44,350)              (30,318)
                                                                                     -------------------------------------
       Net equipment                                                                       78,276                69,170

     Cash and cash equivalents                                                              3,720                19,179
     Accounts receivable, less of allowance for doubtful accounts
       of $43 in 1998 and $70 in 1997                                                       1,876                 2,047
     Investments in unconsolidated special-purpose entities                                15,224                16,486
     Equipment acquisition deposits                                                            --                   920
     Debt placement fees, less accumulated amortization
         of $34 in 1998 and $16 in 1997                                                       143                   160
     Organization and offering costs, less accumulated amortization                           132                   221
         of $310 in 1998 and $222 in 1997
     Prepaid expenses and other assets                                                        264                   341
                                                                                     -------------------------------------
              Total assets                                                            $    99,635          $    108,524
                                                                                     =====================================

     Liabilities and member's equity

     Liabilities
     Accounts payable and accrued expenses                                            $       465          $        597
     Due to affiliates                                                                        400                 2,021
     Lessee deposits and reserves for repairs                                               3,040                 1,719
     Note payable                                                                          25,000                25,000
                                                                                     -------------------------------------
       Total liabilities                                                                   28,905                29,337
                                                                                     -------------------------------------

     Minority interest                                                                      5,705                 6,713

     Members' equity
     Class A members (4,999,581 Units at December 31, 1998 and
         1997)                                                                             64,893                72,298
     Class B member                                                                           132                   176
                                                                                     -------------------------------------
         Total members' equity                                                             65,025                72,474
                                                                                     -------------------------------------
          Total liabilities and members' equity                                       $    99,635          $    108,524
                                                                                     =====================================



















                 See accompanying notes to financial statements.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A DELAWARE LIMITED LIABILITY COMPANY)
                            STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,
         (in thousands of dollars, except weighted-average unit amounts




                                                                      1998                 1997               1996
                                                             -------------------------------------------------------
  REVENUES

  Lease revenue                                               $      25,149      $       20,833      $      9,939
  Interest and other income                                             393                 405             1,356
  Net gain on disposition of equipment                                2,759               1,682                --
                                                             -------------------------------------------------------
    Total revenues                                                   28,301              22,920            11,295
                                                             -------------------------------------------------------

  EXPENSES

  Depreciation and amortization                                      16,774              19,347             9,408
  Repairs and maintenance                                             2,024               1,414             1,363
  Equipment operating expenses                                        2,069                 995               926
  Insurance expense to affiliate                                        (14)                 24                 7
  Other insurance expense                                               312                 419               180
  Management fees to affiliate                                        1,368               1,125               585
  Interest expense                                                    1,833               1,418                 9
  General and administrative expenses to affiliates                     966                 925               313
  Other general and administrative expenses                             692                 729               640
  Minority interest                                                     351                  29                --
                                                             -------------------------------------------------------
    Total expenses                                                   26,375              26,425            13,431
                                                             -------------------------------------------------------

  Equity in net income (loss) of
    unconsolidated special-purpose entities                           2,390               1,453              (256)
                                                             -------------------------------------------------------

  Net income (loss)                                           $       4,316      $       (2,052)     $     (2,392)
                                                             =======================================================

  MEMBERS' SHARE OF NET INCOME (LOSS)

  Class A members                                             $       2,595      $       (3,728)     $     (3,705)
  Class B member                                                      1,721               1,676             1,313
                                                             -------------------------------------------------------

  Total                                                       $       4,316      $       (2,052)     $     (2,392)
                                                             =======================================================

  Net income (loss) per weighted-average
    Class A unit                                              $        0.52      $        (0.75)     $        N/A
                                                             =======================================================

  Cash distribution                                           $      11,765      $       11,763      $      9,832
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
                            (in thousands of dollars)




                                                              Class A              Class B              Total
                                                       ---------------------------------------------------------

    Members' equity as of December 31, 1995            $       54,836       $         306       $       55,142

  Members' capital contributions                               43,364               5,069               48,433

  Syndication costs                                                --              (5,062)              (5,062)

  Net income (loss)                                            (3,705)              1,313               (2,392)

  Cash distributions                                           (8,471)             (1,361)              (9,832)
                                                       ---------------------------------------------------------

    Members' equity as of December 31, 1996                    86,024                 265               86,289

  Net income (loss)                                            (3,728)              1,676               (2,052)

  Cash distributions                                           (9,998)             (1,765)             (11,763)
                                                       ---------------------------------------------------------

    Members' equity as of December 31, 1997                    72,298                 176               72,474

  Net income                                                    2,595               1,721                4,316

  Cash distributions                                          (10,000)             (1,765)             (11,765)
  --------------------------------------------------------------------------------------------------------------

    Members' equity as of December 31, 1998            $       64,893       $         132       $       65,025
                                                       =========================================================

























                 See accompanying notes to financial statements.

                             PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                                    (A DELAWARE LIMITED LIABILITY COMPANY)
                                           STATEMENTS OF CASH FLOWS
                                       FOR THE YEARS ENDED DECEMBER 31,
                                          (in thousands of dollars)

     OPERATING ACTIVITIES                                                       1998           1997           1996
                                                                            -------------------------------------------
     Net income (loss)                                                      $    4,316     $   (2,052)   $    (2,392)
     Adjustments to reconcile net income (loss) to net cash
           provided by (used in) operating activities:
       Depreciation and amortization                                            16,774         19,347          9,408
       Net gain on dispositions of equipment                                    (2,759)        (1,682)           --
       Equity in net (income) loss of unconsolidated special
           purpose entities                                                     (2,390)        (1,453)          256
       Changes in operating assets and liabilities:
         Restricted cash                                                            --            223           (223)
         Accounts receivable, net                                                  173           (513)          (737)
         Prepaid expenses                                                           77            164            (89)
         Accounts payable and accrued expenses                                    (132)           167           (235)
         Due to affiliates                                                         115            122           (225)
         Lessee deposits and reserve for repairs                                 1,321            846            738
         Minority interest                                                      (1,008)        (1,425)            --
                                                                            -------------------------------------------
               Net cash provided by operating activities                        16,487         13,744          6,501
                                                                            -------------------------------------------

     INVESTING ACTIVITIES
     Payments for purchase of equipment                                        (27,477)       (24,444)       (34,193)
     Equipment acquisition deposits                                                 --           (920)           --
     Investment in and equipment purchased and placed
           in unconsolidated special-purpose entities                          (13,917)          (683)       (16,067)
     Liquidation distributions from unconsolidated special-
           purpose entities                                                     10,385             --             --
     Distributions from unconsolidated special-purpose entities                  7,184          4,092          5,059
     Proceeds from disposition of equipment                                      5,380         10,901             --
                                                                            -------------------------------------------
              Net cash used in investing activities                            (18,445)       (11,054)       (45,201)
                                                                            -------------------------------------------

     FINANCING ACTIVITIES
     Proceeds from note payable                                                     --         25,000             --
     (Decrease) increase due to affiliates                                      (1,736)         1,736             --
     Cash distributions to Class A members                                     (10,000)        (9,998)        (8,471)
     Cash distributions to Class B member                                       (1,765)        (1,765)        (1,361)
     Class A members capital contribution                                           --             --         43,364
     Debt placement fees                                                            --           (176)           --
     Decrease in subscriptions in escrow                                            --             --         (6,260)
     Increase in restricted cash from
           subscriptions in escrow, net                                             --             --          6,316
                                                                            -------------------------------------------
           Net cash (used in) provided by financing activities                 (13,501)       14,797          33,588
                                                                            -------------------------------------------

     Net (decrease) increase in cash and cash equivalents                      (15,459)       17,487          (5,112)
     Cash and cash equivalents at beginning of year                             19,179         1,692           6,804
                                                                            -------------------------------------------

     Cash and cash equivalents at end of year                               $    3,720     $  19,179     $     1,692
                                                                            ===========================================

     SUPPLEMENTAL INFORMATION
     Interest paid                                                          $    1,833     $    1,418     $        9
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

     INVESTMENTS IN UNCONSOLIDATED SPECIAL-PURPOSE ENTITIES

     The Fund has interests in unconsolidated special-purpose entities (USPEs) that own transportation equipment. Where the Fund owns greater than 50% of the assets within the USPE, the assets and liabilities are consolidated. Where the Fund owns less than 50% of the assets within the USPE, the interests are accounted for using the equity method.

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

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A DELAWARE LIMITED LIABILITY COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

2.   MANAGER AND TRANSACTIONS WITH AFFILIATES

     An officer of PLM Securities Corp., a wholly-owned subsidiary of the Manager, contributed the $100 of the Fund's initial capital. Under the equipment management agreement, IMI, subject to certain reductions, receives a monthly management fee attributable to either owned equipment or interests in equipment owned by the USPEs equal to the lesser of (i) the fees that would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (A) for that equipment for which IMI provides only basic equipment management services, (a) 2% of the gross lease revenues attributable to equipment which is subject to full payout net leases, (b) 5% of the gross lease revenues attributable to equipment that is subject to operating leases, and (B) for that equipment for which IMI provides supplemental equipment management services, 7% of the gross lease revenues attributable to equipment for which IMI provides both management and additional services. Fund management fees of $0.2 million were payable at December 31, 1998 and 1997, respectively. The
     Fund's proportional share of the USPE's management fee payable were $40,000, and $0.2 million as of December 31, 1998 and 1997, respectively. The Fund's proportional share of USPE management fees was $0.2 million, $0.3 million, and $0.2 million during 1998, 1997, and 1996, respectively. The Fund reimbursed FSI $1.0 million, $0.9 million, and $0.3 million for data processing expenses and other administrative services performed on behalf of the Fund during 1998, 1997, and 1996. The Fund's proportional share of the USPE's administrative and data processing expenses reimbursable to FSI was $0.1 million during 1998, 1997, and 1996.

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

3.   Equipment

     The components of owned equipment as of December 31, are as follows (in thousands of dollars):

  Equipment Held for Operating Leases                1998              1997
  -----------------------------------
                                               ---------------------------------

  Marine vessels                               $       46,957    $       20,756
  Aircraft                                             20,605            24,605
  Mobile offshore drilling unit                        20,356            20,356
  Rail equipment                                       19,920            18,958
  Trailers                                             14,788            14,813
                                               -------------------=-------------
                                                      122,626            99,488
  Less accumulated depreciation                       (44,350)          (30,318)
                                               ---------------------------------
    Net equipment                              $       78,276    $       69,170
                                               =================================

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

4.   INVESTMENTS IN UNCONSOLIDATED SPECIAL PURPOSE ENTITIES

     The net investments in USPEs include the following jointly-owned equipment as of December 31, (and related assets and liabilities) (in thousands of dollars):

                                                                                 1998                     1997
     ------------------------------------------------------------------------------------------------------------------

     50% interest in a trust owning an MD-82 commercial aircraft           $         6,441          $            --
     33% interest in two trusts owning a total of three 737-200A stage II commercial aircraft, two stage II aircraft
     engines,
               and a portfolio of aircraft rotables                                  3,929                    7,788
     50% interest in a trust owning an MD9-82 stage III commercial
               aircraft                                                              3,342                      682
     50% interest in a trust owning a cargo marine vessel                            1,265                    2,638
     25% interest in a trust that owned four 737-200A stage II
               commercial aircraft                                                     137                    3,163
     25% interest in a trust that owned four 737-200A stage II
               commercial aircraft                                                     110                    2,215
                                                                          =============================================
         Net investments                                                   $        15,224          $        16,486
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

     During 1997, the Fund purchased an additional 26% interest in a drilling marine vessel for $5.1 million increasing its ownership interest in this entity to 61%. This investment was transferred to owned equipment during 1997.

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

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A DELAWARE LIMITED LIABILITY COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

4.   INVESTMENTS IN UNCONSOLIDATED SPECIAL PURPOSE ENTITIES (CONTINUED)

     The following summarizes the financial information for the special-purpose entities and the Fund's interests therein as of and for the years ended December 31, 1998, 1997 and 1996 (in thousands of dollars):

                               1998                        1997                         1996
                             ---------                   ----------                   ----------
                                       Net                          Net                          Net
                         Total      Interest of       Total      Interest of      Total        Interest
                         USPEs          Fund          USPEs          Fund         USPEs         of Fund
                         -------------------------    -------------------------------------------------------

    Net investments      $   35,630  $  15,224    $  59,369      $   16,486     $   80,846    $  25,349
    Lease revenues           13,601      5,200       24,283           7,125         24,676        6,566
    Net income (loss)        14,377      2,390       10,831           1,453         (3,071)        (256)


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

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A DELAWARE LIMITED LIABILITY COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

5.   OPERATING SEGMENTS (CONTINUED)

     The following tables present a summary of the operating segments (in thousands of dollars):

                                                                 Marine
                                          Aircraft     Rig       Vessel   Trailer    Railcar     All
    For the Year Ended December 31, 1998  Leasing    Leasing    Leasing   Leasing    Leasing   Other<F1>1   Total
    ------------------------------------  -------    -------    -------   -------    -------   ------       -----

    REVENUES
      Lease revenue                        $ 4,567   $  4,046   $  8,684  $  3,894   $  3,958  $     --   $ 25,149
      Interest income and other                 13         --         13        --         19       348        393
      Net gain (loss) on disposition
        of equipment                         2,710         --         --         9         40        --      2,759
                                          -------------------------------------------------------------------------
        Total revenues                       7,290      4,046      8,697     3,903      4,017       348     28,301

    EXPENSES
      Operations support                        42        110      2,890       631        634        83      4,390
      Depreciation and amortization          4,624      2,798      5,490     1,738      2,018       106     16,774
      Interest expense                          --         --         --        --         --     1,833      1,833
      Management fee                           213        202        434       256        263        --      1,368
      General and administrative expenses       69         47        121       816         27       579      1,659
      Minority interest                         --        351         --        --         --        --        351
                                          -------------------------------------------------------------------------
        Total costs and expenses             4,948      3,508      8,935     3,441      2,942     2,601     26,375
                                          -------------------------------------------------------------------------
    Equity in net income (loss) of USPEs     3,834         --     (1,444)       --         --        --      2,390
                                          ------------------------------------------------------------------------
    Net income (loss)                      $ 6,176   $    538   $ (1,682) $    462   $  1,075  $ (2,253)  $  4,316
                                          =========================================================================

    As of December 31, 1998
    Total assets                           $ 20,387  $ 14,392   $ 37,916  $  8,682   $ 13,109  $  5,149   $ 99,635
                                          =========================================================================

                                                                 Marine
                                          Aircraft     Rig       Vessel   Trailer    Railcar     All
    For the Year Ended December 31, 1997  Leasing    Leasing    Leasing   Leasing    Leasing    Other<F1>1  Total
    ------------------------------------  -------    -------    -------   -------    -------    ------      -----

    REVENUES
      Lease revenue                        $ 5,037   $  5,059   $  3,690  $  3,670   $  3,377  $     --   $ 20,833
      Interest income and other                 14         --         --        --          1       390        405
      Net gain (loss) on disposition
        of equipment                            --      1,675         --         7         --        --      1,682
                                          -------------------------------------------------------------------------
        Total revenues                       5,051      6,734      3,690     3,677      3,378       390     22,920

    EXPENSES
      Operations support                        43         70      1,606       420        666        47      2,852
      Depreciation and amortization          8,007      4,670      2,363     2,059      2,143       105     19,347
      Interest expense                          --         --         --        --         --     1,418      1,418
      Management fee                           203        253        185       248        216        20      1,125
      General and administrative expenses       21         85         72       861        129       486      1,654
      Minority interest                         --         29         --        --         --        --         29
                                          -------------------------------------------------------------------------
        Total costs and expenses             8,274      5,107      4,226     3,588      3,154     2,076     26,425
                                          -------------------------------------------------------------------------
    Equity in net income (loss) of USPEs     1,795         --       (342)       --         --        --      1,453
                                          ------------------------------------------------------------------------
    Net income (loss)                     $ (1,428) $  1,627    $   (878) $     89   $    224  $ (1,686 ) $ (2,052)
                                          =========================================================================

    As of December 31, 1997
    Total assets                          $  26,291 $ 16,808    $ 19,657  $ 10,432   $ 14,150  $ 21,186   $ 108,524
                                          =========================================================================

<F1> (1) Includes costs not identifiable to a particular segment such as amitorization expense and interest expense and certain interest income and other, operations support expenses, and general and administrative expenses.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A DELAWARE LIMITED LIABILITY COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1998

5.   OPERATING SEGMENTS (CONTINUED)

                                                                 Marine
                                          Aircraft     Rig       Vessel   Trailer    Railcar     All
    For the Year Ended December 31, 1996  Leasing    Leasing    Leasing   Leasing    Leasing   Other<F1>1   Total
    ------------------------------------  -------    -------    -------   -------    -------   ------       -----

    REVENUES
      Lease revenue                        $ 2,015   $     --   $  2,669  $  2,117   $  3,138  $     --   $  9,939
      Interest income and other                 --         --         --        --         --     1,356      1,356
                                          -------------------------------------------------------------------------
        Total revenues                       2,015         --      2,669     2,117      3,138     1,356     11,295

    Expenses
      Operations support                        21         --      1,434       237        767        17      2,476
      Depreciation and amortization          4,044         --      1,844     1,676      1,756        88      9,408
      Interest expense                          --         --         --        --         --         9          9
      Management fee                            51         --        134       144        221        35        585
      General and administrative expenses        5         --         15       294         29       610        953
                                          -------------------------------------------------------------------------
        Total costs and expenses             4,121         --      3,427     2,351      2,773       759     13,431
                                          -------------------------------------------------------------------------
    Equity in net income (loss) of USPEs       260        (94)      (422)       --         --        --       (256)
                                          -------------------------------------------------------------------------
    Net income (loss)                      $ (1,846) $    (94)  $ (1,180) $   (234)  $    365  $    597   $ (2,392)
                                          =========================================================================
    As of December 31, 1996
    Total assets                           $ 35,882  $  6,906   $ 12,889  $ 12,261   $ 16,212  $  3,605   $ 87,755
                                          =========================================================================

<F1> (1) Includes costs not identifiable to a particular segment such as amitorization expense and interest expense and certain interest income and other, operations support expenses, and general and administrative expenses.


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

     The following table sets forth lease revenue information by region for the owned equipment and investments in USPEs for the years ended December 31, are as follows (in thousands of dollars):


                                       Owned Equipment                           Investments in USPEs
                          -------------------------------------------------------------------------------------
           Region            1998            1997           1996           1998           1997           1996
    -----------------------------------------------------------------------------------------------------------

      United States       $   6,172       $    6,296      $  4,573       $ 1,783       $     --       $     --
      South America           4,567           4,057            966            --             --             --
      Canada                  1,680           1,731          1,731           945          2,405          2,110
      Europe                     --              --             --         1,560          3,530          3,530
      Rest of the world      12,730           8,749          2,669           912          1,190            926
                          -------------------------------------------------------------------------------------
       Lease Revenues     $  25,149          20,833      $   9,939      $  5,200       $  7,125       $  6,566
                          =====================================================================================

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A DELAWARE LIMITED LIABILITY COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1998

6.   GEOGRAPHIC INFORMATION (CONTINUED)

     The following table sets forth income (loss) information by region for owned equipment and investments in USPEs for the years ended December 31, are as follows (in thousands of dollars):

                                       Owned Equipment                           Investments in USPEs
                           -------------------------------------------------------------------------------------
            Region            1998           1997           1996          1998           1997           1996
     -----------------------------------------------------------------------------------------------------------


       United States       $   1,070      $    214       $  (201)     $ (3,037)    $      --      $      --
       South America           2,342        (2,446)       (1,918)           --            --             --
       Canada                    466           (28)          128         6,718            142           (896)
       Europe                     --            --            --           153          1,653          1,156
       Rest of the world         300         1,204          (774)       (1,444)          (342)          (516)
                           -------------------------------------------------------------------------------------
     Regional
         Income (loss)         4,178        (1,056)       (2,765)        2,390          1,453           (256)
       Administrative
         and other            (2,252)       (2,449)          629            --             --             --
                           -------------------------------------------------------------------------------------

     Net income (loss)     $   1,926      $ (3,505)      $(2,136)     $  2,390     $    1,453      $    (256)
                           =====================================================================================


     The net book value of owned assets and the net investment in the unconsolidated special-purpose entities at December 31, are as follows (in thousands of dollars):

                                           Owned Equipment                            Investments in USPEs
                              ------------------------------------------    ------------------------------------------
               Region            1998           1997           1996            1998           1997           1996
       ---------------------------------------------------------------------------------------------------------------

         United States        $  15,751      $  24,901      $  26,401        $  9,782      $      --      $      --
         South America            6,429         10,022         17,858              --          4,006             --
         Canada                   6,040          2,102          4,664             248          4,614          6,665
         Europe                      --             --             --           3,929          5,180          8,767
         Rest of the world       50,056         32,145          9,221           1,265          2,686          9,917
                              ========================================================================================
       Net book value         $  78,276      $  69,170      $  58,144        $ 15,224      $  16,486      $  25,349
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

     The Manager has entered into a joint $24.5 million credit facility (the Committed Bridge Facility) on behalf of the Fund, PLM Equipment Growth Fund VI (EGF VI), and PLM Equipment Growth & Income Fund VII (EGF VII), both affiliated investment programs; and TEC Acquisub, Inc. (TECAI), an indirect wholly-owned subsidiary of the Manager, which may be used to provide interim financing of up to (i) 70% of the aggregate book value or 50% of the aggregate net fair market value of eligible equipment owned by the Fund, plus (ii) 50% of unrestricted cash held by the borrower. The Fund, EGF VI, EGF VII, and TECAI collectively may borrow up to $24.5 million under the Committed Bridge Facility. Outstanding borrowings by one borrower reduce the amount available to each of the other borrowers under the Committed Bridge Facility. The Committed Bridge Facility also provides for a $5.0 million Letter of Credit Facility for the eligible borrowers. Individual borrowings may be outstanding for no more than 179 days, with all advances due no later than December 14, 1999. Interest accrues at either the prime rate or adjusted LIBOR plus 1.625%, at the borrower's option, and is set at the time of an advance of funds. Borrowings by the Fund are guaranteed by the

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A DELAWARE LIMITED LIABILITY COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1998

7.   NOTES PAYABLE (CONTINUED)

     Manager. As of December 31, 1998, no eligible borrower had any outstanding borrowings under this Facility. The Manager believes it will be able to renew the Committed Bridge Facility upon its expiration with similar terms as those in the current Committed Bridge Facility.

8.   CONCENTRATIONS OF CREDIT RISK

     As of December 31, 1998, the Fund's customers that accounted for 10% or more of the total consolidated revenues for the owned equipment and partially owned equipment during 1998, 1997, and 1996 were TAP Air Portugal (12% in 1997, and 20% in 1996) and Canadian Airlines Int'l. (11% in 1997, and 17% in 1996). No single lessee accounted for more than 10% of the consolidated revenues for the year ended December 31, 1998. In 1998, however, Triton Aviation Services, Ltd. purchased three commercial aircraft from the Fund and the gain from the sale accounted for 23% of total consolidated revenues from wholly and partially owned equipment. In 1997, Hercules Rig Corporation, also a lessee, purchased the mobile offshore drilling unit that they were leasing from the Fund. The lease revenues and the gain from the sale accounted for 11% of total consolidated revenues during 1997.

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

10.  RESTATEMENT

     The financial statements have been restated to reflect the consolidation of the Fund's majority interests in greater than 50% owned USPE's previously reported under the equity method of accounting for the years ending December 31, 1998 and 1997.

     As a result of the consolidation, total assets, total liabilities, and minority interests changed as of December 31, 1998 and 1997 as follows:

                                           1998                                1997
                               As reported         Amended          As reported        Amended
                          ----------------------------------   ---------------------------------
     Total assets                $ 93,466          $ 99,635         $  101,482      $  108,524
     Total liabilities             28,441            28,905             29,008          29,337
     Minority interests                --             5,705                 --           6,713


               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A DELAWARE LIMITED LIABILITY COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1998

10.  RESTATEMENT (CONTINUED)

     Additionally, as a result of the consolidation, total revenues, total expenses, and equity in net income of USPEs changed for the years ended December 31, 1998 and 1997 as follows:


                                             1998                          1997
                                 As reported       Amended      As reported     Amended
                                ---------------------------   --------------------------
            Total revenues        $  24,255      $  28,301      $  19,445     $  22,920
            Total expenses           22,867         26,375         22,767        26,425
            Equity in net
            income of USPEs           2,928          2,390          1,270         1,453
            Net income            $   4,316      $   4,316      $  (2,050)    $  (2,052)


     The consolidation of the Fund's majority interests in USPE's did not change members' capital or net income (loss) as of and for the years ending December 31, 1998 and 1997.

11.  SUBSEQUENT EVENT

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


  Exhibit                                                              Page

    4.     Operating Agreement of Fund.                                 *

   10.1    Management Agreement between Fund and                        *
           PLM Investment Management, Inc.

   10.2    $25.0 Million Note Agreement, dated as of December 30, 1996. *

   10.3    Fourth Amended and restated Warehousing Credit Agreement, dated
           as of December 15, 1998, with First Union National Bank      *

   24.     Powers of Attorney.                                          *






* Incorporated by reference.  See page 28 of this report.