Form 10-Q/A
period 1999-03-31
PROFESSIONAL LEASE MANAGEMENT INCOME FUND I LLC
filed 2000-01-12
CIK 928956

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ____________________
                                  FORM 10-Q / A


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
                                 BALANCE SHEETS
                 (in thousands of dollars, except unit amounts)


                                                                                March 31,         December 31,
                                                                                  1999                1998
                                                                             ------------------------------------
  ASSETS

  Equipment held for operating lease, at cost                                 $   122,500         $  122,626
  Less accumulated depreciation                                                   (47,823)           (44,350)
                                                                             ------------------------------------
      Net equipment                                                                74,677             78,276

  Cash and cash equivalents                                                        10,622              3,720
  Accounts receivable, less allowance for doubtful accounts
        of $41 in 1999 and $43 in 1998                                              3,161              1,876
  Investment in unconsolidated special-purpose entities                            10,468             15,224
  Deferred charges, less accumulated amortization
        of $38 in 1999 and $344 in 1998                                               138                275
  Prepaid expenses and other assets                                                   314                264
                                                                             ------------------------------------

        Total assets                                                          $    99,380         $   99,635
                                                                             ====================================

  LIABILITIES AND MEMBERS' EQUITY

  Liabilities:
  Accounts payable and accrued expenses                                       $       894         $      465
  Due to affiliates                                                                   591                400
  Lessee deposits and reserves for repairs                                          2,855              3,040
  Note payable                                                                     25,000             25,000
                                                                             ------------------------------------
      Total liabilities                                                            29,340             28,905
                                                                             ------------------------------------

  Minority interest                                                                 5,486              5,705

  Members' equity:
  Class A members (4,985,383 units as of March 31, 1999
        and 4,999,581 units as of December 31, 1998)                               64,554             64,893
  Class B member                                                                       --                132
                                                                             ------------------------------------
      Total members' equity                                                        64,554             65,025
                                                                             ------------------------------------

         Total liabilities and members' equity                                $    99,380         $   99,635
                                                                             ====================================



                 See accompanying notes to financial statements.


               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)
                              STATEMENTS OF INCOME
         (in thousands of dollars, except weighted-average unit amounts)



                                                                                       For the Three Months
                                                                                          Ended March 31,
                                                                                       1999           1998
                                                                                     --------------------------

REVENUES

Lease revenue                                                                        $  6,654      $   5,273
Interest and other income                                                                  84            197
Net gain (loss) on disposition of equipment                                               (16)            28
                                                                                     --------------------------
    Total revenues                                                                      6,722          5,498
                                                                                     --------------------------

EXPENSES

Depreciation and amortization                                                           3,533          3,652
Repairs and maintenance                                                                   673            265
Equipment operating expenses                                                              939            250
Interest expense                                                                          453            458
Insurance expense to affiliate                                                             --             (3)
Other insurance expense                                                                    98             50
Management fees to affiliate                                                              360            286
General and administrative expenses to affiliates                                         257            205
Other general and administrative expenses                                                 156            161
Minority interest                                                                         196             94
                                                                                     --------------------------
    Total expenses                                                                      6,665          5,418
                                                                                     --------------------------

Equity in net income of unconsolidated special-purpose entities                         2,745          2,314
                                                                                     --------------------------

Net income before cumulative effect of accounting change                                2,802          2,394

Cumulative effect of accounting change                                                   (132)            --
                                                                                     --------------------------

      Net income                                                                     $  2,670      $   2,394
                                                                                     ==========================

MEMBERS' SHARE OF NET INCOME

Class A members                                                                      $  2,361      $   2,016
Class B member                                                                            309            378
                                                                                     --------------------------

       Total                                                                         $  2,670      $   2,394
                                                                                     ==========================


Net income per weighted-average Class A unit                                         $   0.47      $    0.40
                                                                                     ==========================

Cash distributions                                                                   $  2,940      $   2,941
                                                                                     ==========================

Cash distributions per weighted-average Class A units                                $   0.50      $    0.50
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



                                                            Class A             Class B              Total
                                                        ---------------------------------------------------------

    Members' equity as of December 31, 1997             $      72,298                 176               72,474

  Net income                                                    2,595               1,721                4,316

  Cash distribution                                           (10,000)             (1,765)             (11,765)
                                                        --------------------------------------------------------

    Members' equity as of December 31, 1998                    64,893                 132               65,025

  Net income                                                    2,361                 309                2,670

  Repurchase of Class A units                                    (201)                 --                 (201)

  Cash distribution                                            (2,499)               (441)              (2,940)
                                                        --------------------------------------------------------

    Members' equity as of March 31, 1999                $       64,554       $          --       $       64,554
                                                        ========================================================







                 See accompanying notes to financial statements.


               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)
                            STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)


                                                                             For the Three Months
                                                                               Ended March 31,
                                                                          1999                 1998
                                                                    ---------------------------------------
     OPERATING ACTIVITIES

     Net income                                                     $         2,670      $         2,394
     Adjustments to reconcile net income to net cash
           provided by (used in) operating activities:
       Depreciation and amortization                                          3,533                3,652
       Cumulative effect of accounting change                                   132                   --
       Net (gain) loss on disposition of equipment                               16                  (28)
       Equity in net income of unconsolidated
             special-purpose entities                                        (2,745)              (2,314)
       Changes in operating assets and liabilities:
         Accounts receivable, net                                            (1,285)                 443
         Prepaid expenses and other assets                                      (50)                  45
         Accounts payable and accrued expenses                                  429                  343
         Due to affiliates                                                      191                  (28)
         Lessee deposits and reserves for repairs                              (185)                 (28)
         Minority interest                                                     (219)                (156)
                                                                    ---------------------------------------
             Net cash provided by operating activities                        2,487                4,323
                                                                    ---------------------------------------

     INVESTING ACTIVITIES

     Payments for purchase of equipment and capitalized
           improvements                                                          (5)             (10,442)
     Investment in and equipment purchased and placed
           in unconsolidated special-purpose entities                            --               (6,143)
     Liquidation distributions from unconsolidated
           special-purpose entities                                           7,092                4,707
     Proceeds from disposition of equipment                                      60                   --
     Distributions from unconsolidated special-purpose
           entities                                                             409                3,935
                                                                    ---------------------------------------
                                                                    ---------------------------------------
           Net cash used in investing activities                              7,556               (7,943)
                                                                    ---------------------------------------

     FINANCING ACTIVITIES

     Payment due to affiliates                                                   --               (1,793)
     Cash distributions to Class A members                                   (2,499)              (2,500)
     Cash distributions to Class B Member                                      (441)                (441)
     Repurchase of Class A units                                               (201)                  --
                                                                    ---------------------------------------
           Net cash used in financing activities                             (3,141)              (4,734)
                                                                    ---------------------------------------

     Net increase (decrease) in cash and cash equivalents                     6,902               (8,354)
     Cash and cash equivalents at beginning of period                         3,720               19,179
                                                                    ---------------------------------------
     Cash and cash equivalents at end of period                     $        10,622      $        10,825
                                                                    =======================================

     SUPPLEMENTAL INFORMATION
     Interest paid                                                  $            --      $            --
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



               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1999


1.   OPINION OF MANAGEMENT

     In the opinion of the management of PLM Financial Services, Inc. (FSI or the Manager), the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of Professional Lease Management Income Fund I, L.L.C. (the Fund) as of March 31, 1999 and December 31, 1998, the statements of income for the three months ended March 31, 1999 and 1998, the statements of changes in members' equity for the period from December 31, 1997 to March 31, 1999, and the statements of cash flows for the three months ended March 31, 1999 and 1998. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Fund's Annual Report on Form 10-K/A for the year ended December 31, 1998, on file at the Securities and Exchange Commission.

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



               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1999

5.   TRANSACTIONS WITH MANAGER AND AFFILIATES (CONTINUED)

     The Fund's proportional share of USPE-affiliated management fees of $24,000 and $28,000 were payable as of March 31, 1999 and December 31, 1998, respectively.

     The Fund's proportional share of the affiliated expenses incurred by the USPEs during 1999 and 1998 is listed in the following table (in thousands of dollars):

                                                        For the Three Months
                                                           Ended March 31,
                                                        1999           1998
                                                 -------------------------------

       Management fees                               $      34      $     58
       Data processing and administrative
       expenses                                             13            24
       Insurance expense                                    --             1

     Transportation Equipment Indemnity Company, Ltd., an affiliate of the Manager, provided certain marine insurance coverage for Fund equipment and other insurance brokerage services during 1998. TEI will not provide the same insurance coverage during 1999 as had been provided during 1998. These services were provided by an unaffiliated third party.

6.   EQUIPMENT

     The components of owned equipment were as follows (in thousands of dollars):

                                             March 31,            December 31,
                                               1999                   1998
                                         ---------------------------------------

     Marine vessels                        $   46,957             $    46,957
     Aircraft                                  20,605                  20,605
     Mobile offshore drilling unit             20,356                  20,356
     Railcars                                  19,794                  19,920
     Trailers                                  14,788                  14,788
                                         ---------------------------------------
                                              122,500                 122,626
     Less accumulated depreciation            (47,823)                (44,350)
                                         ---------------------------------------
           Net equipment                   $   74,677             $    78,276
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


               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1999

7.   INVESTMENTS IN UNCONSOLIDATED SPECIAL-PURPOSE ENTITIES

     The net investments in USPEs included the following jointly-owned equipment (and related assets and liabilities) (in thousands of dollars):

                                                                              March 31,              December 31,
                                                                                 1999                    1998
                                                                          ---------------------------------------------


     50% interest in a trust owning an MD-82 stage III commercial
               aircraft                                                    $         6,027        $            6,441
     50% interest in a trust owning an MD-82 stage III commercial
               aircraft                                                              3,024                     3,342
     50% interest in a trust owning a cargo marine vessel                            1,200                     1,265
     25% interest in a trust that owned four 737-200A stage II
               commercial aircraft                                                     121                       137
     25% interest in a trust that owned four 737-200A stage II
               commercial aircraft                                                      96                       110
     33% interest in two trusts that owned a total of three 737-200A stage II commercial aircraft, two stage II aircraft
     engines,
               and a portfolio of aircraft rotables                                     --                     3,929
                                                                          =============================================
         Net investments                                                   $        10,468        $           15,224
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

                                           Marine
                                           Vessel   Aircraft    Railcar   Trailer      Rig       All
    For the quarter ended March 31, 1999  Leasing    Leasing    Leasing   Leasing    Leasing    Other<F1>  Total


    REVENUES

      Lease revenue                        $ 2,630   $  1,014   $    982  $    847   $  1,181  $     --   $  6,654
      Interest income and other                 --          3         --        --         --        81         84
      Net loss on disposition
        of equipment                            --         --        (16)       --         --        --        (16)
                                          -------------------------------------------------------------------------
        Total revenues                       2,630      1,017        966       847      1,181        81      6,722

    COSTS AND EXPENSES
      Operations support                     1,329          6        146       193         23        13      1,710
      Depreciation and amortization          1,503        643        437       362        583         5      3,533
      Interest expense                          --         --         --        --         --       453        453
      Management fees to affiliate             132         51         65        53         59        --        360
      General and administrative expenses       15          8          6       175         18       191        413
      Minority interest                         --         --         --        --        196        --        196
                                          -------------------------------------------------------------------------
        Total costs and expenses             2,979        708        654       783        879       662      6,665
                                          -------------------------------------------------------------------------
    Equity in net income (loss) of USPEs       (56)     2,801         --        --         --        --      2,745
                                          -------------------------------------------------------------------------
    Net income (loss) before cumulative
    effect
        of accounting change                  (405)     3,110        312        64        302      (581)     2,802
                                          -------------------------------------------------------------------------
    Cumulative effect of accounting             --         --         --        --         --      (132)      (132)
    change
                                          =========================================================================
        Net income                         $  (405)  $  3,110   $    312  $     64   $    302  $   (713)  $  2,670
                                          =========================================================================

    Total assets as of March 31, 1999      $ 36,821  $ 16,309   $ 12,706  $  8,695   $ 13,406  $ 11,443   $ 99,380
                                          =========================================================================


                                           Marine
                                           Vessel   Aircraft    Railcar   Trailer      Rig       All
    For the quarter ended March 31, 1998  Leasing    Leasing    Leasing   Leasing    Leasing    Other<F1>      Total



    REVENUES
      Lease revenue                        $ 1,269   $  1,265   $    954  $    806   $    979  $     --   $   5,273
      Interest income and other                 --          4         --        --         --       193         197
      Net gain on disposition
        of equipment                            --         --         22         6         --        --          28
                                          --------------------------------------------------------------------------
        Total revenues                       1,269      1,269        976       812        979       193       5,498

    COSTS AND EXPENSES
      Operations support                       312         13         83       131         12        11         562
      Depreciation and amortization            761      1,255        505       435        670        26       3,652
      Interest expense                          --         --         --        --         --       458         458
      Management fees to affiliate              63         56         65        53         49        --         286
      General and administrative expenses       27          9        (18)      196         11       141         367
      Minority interest                         --         --         --        --         94        --          93
                                          --------------------------------------------------------------------------
        Total costs and expenses             1,163      1,333        635       815        836       636       5,418
                                          --------------------------------------------------------------------------
    Equity in net income (loss) of USPEs      (126)     2,440         --        --         --        --       2,314
                                          --------------------------------------------------------------------------
                                          ==========================================================================
    Net income (loss)                      $   (20)  $  2,376   $    341  $     (3)  $    143  $   (443)  $   2,394
                                          ==========================================================================

    Total assets as of March 31, 1998      $ 26,672  $ 26,585   $ 14,605  $ 10,453   $ 16,116  $ 11,884   $ 106,315
                                          ==========================================================================

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

12.  RESTATEMENT

     The financial statements have been restated to reflect the consolidation of the Fund's majority interests in greater than 50% owned USPE's previously reported under the equity method of accounting for the three months ended March 31, 1999 and 1998.

     As a result of the consolidation, total assets, total liabilities, and minority interests changed as of March 31, 1999 and December 31, 1998 as follows:

                                      March 31, 1999                     December 31, 1998
                               As reported          Amended          As reported        Amended

                          ----------------------------------   ---------------------------------
     Total assets                 $93,863           $99,380            $93,466          $99,635
     Total liabilities             29,309            29,340             28,441           28,905
     Minority interests                --             5,486                 --            5,705


               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1999

12.  RESTATEMENT (CONTINUED)

     Additionally, as a result of the consolidation, total revenues, total expenses, and equity in net income of USPEs changed for the three months ended March 31, 1999 and 1998 as follows:

                                           1999                                1998
                               As reported          Amended          As reported        Amended
                          ----------------------------------   ---------------------------------
     Total revenues              $  5,541          $  6,722           $  4,519         $  5,498
     Total expenses                 5,786             6,665              4,582            5,418
     Equity in net
     income
         (loss) of                  3,047             2,745              2,457            2,314
     USPEs
     Net income                  $  2,670           $ 2,670           $  2,394         $  2,394

     The consolidation of the Fund's majority interests in USPE's did not change members' capital or net income (loss) as of and for the three months ended March 31, 1999 and 1998.

13.  SUBSEQUENT EVENT

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

                                                      For the Three Months
                                                        Ended March 31,
                                                    1999             1998
                                                  ---------------------------

  Marine vessels                                  $ 1,301           $  973
  Mobile offshore drilling unit                     1,158              967
  Aircraft                                          1,008            1,252
  Railcars                                            836              871
  Trailers                                            654              676

Marine vessels: Marine vessel lease revenues and direct expenses were $2.6 million and $1.3 million, respectively, for the first quarter of 1999, compared to $1.3 million and $0.3 million, respectively, during the same quarter of 1998. Marine vessel contribution increased $0.6 million due to the purchase of a marine vessel in the first quarter of 1998 and another vessel in the second quarter of 1998. This increase in contribution caused by these purchases was offset, in part, by a decrease of $0.3 million due to lower re-lease rates for another marine vessel.

Mobile offshore drilling unit: Mobile offshore drilling unit revenues and expenses were $1.2 million and $23,000, respectively, for the first quarter of 1999, compared to $1.0 million and $12,000, respectively, during the same quarter of 1998. The increase in lease revenue is due to an increase in the lease rate during 1999.

Aircraft: Aircraft lease revenues and direct expenses were $1.0 million and $6,000, respectively, for the first quarter of 1999, compared to $1.3 million and $13,000, respectively, during the same quarter of 1998. Aircraft contribution decreased due to the sale of an aircraft in the second quarter of 1998.

Railcars: Railcar lease revenues and direct expenses were $1.0 million and $0.1 million, respectively, for the first quarter of 1999 and 1998. Railcar contribution decreased slightly due to a decrease in lease revenue resulting from the sale or disposition of railcars in 1998 and the first quarter of 1999.

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

C)   Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $5.0 million for the quarter ended March 31, 1999 increased from $4.9 million for the same period in 1998.

     (i) A $0.1 million increase in management fees to affiliate that reflects the higher levels of lease revenues on owned equipment in 1999, when compared to 1998.

     (ii)A $0.1 million increase in minority interest due to an increase in revenue during 1999 when compared to 1998.

     (iii) A $0.1 million decrease in depreciation and amortization expenses from 1998 levels resulted from an approximately $0.7 million decrease due to the use of the double-declining balance depreciation method which results in greater depreciation the first years an asset is owned, partially offset by an increase of approximately $0.6 million in depreciation expense from the purchase of equipment during 1998.

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

                                                        For the Three Months
                                                          Ended March 31,
                                                      1999             1998
                                                    ---------------------------

  Aircraft                                         $  2,801         $  2,440
  Marine vessel                                         (56)            (126)
                                                   ============================
         Equity in Net Income of USPEs             $  2,745         $  2,314
                                                   ============================

Aircraft: As of March 31, 1999, the Fund owned interests in two trusts that each own a commercial aircraft. As of March 31, 1998, the Fund owned an interest in a trust that owns two commercial aircraft, an interest in a trust that owns a commercial aircraft, and an interest in two trusts that owned a total of three commercial aircraft, two aircraft engines, and a portfolio of aircraft rotables. During the first quarter of 1999, aircraft lease revenues were $0.5 million and the gain from the sale of the Fund's interest in two trusts that owned three commercial aircraft, two aircraft engines, and a portfolio of aircraft rotables of $3.3 million was offset by expenses of $1.0 million. During the same period in 1998, aircraft revenues were $1.3 million and the gain from the sale of the Fund's interest in a trust that owned four commercial aircraft of $2.7 million was offset by expenses of $1.6 million. Lease revenues decreased $1.0million due to the sale of the Fund's investment in two trusts containing ten commercial aircraft, the sale of the Fund's investment in two trusts that owned a total of three 737-200A Stage II commercial aircraft, two stage II aircraft engines, and a portfolio of aircraft rotables. The decrease in lease revenues caused by these sales was offset, in part, by an increase of $0.2 million due to the purchase of two additional trusts each containing a MD-82 commercial aircraft during 1998. The decrease in expenses of $0.6 million was primarily due to lower depreciation expense relating to the sale of the Fund's interest in four trusts and the result of the double declining-balance method of depreciation which results in greater depreciation in the first years an asset is owned.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Fund's primary market risk exposure is that of currency devaluation risk. During the three months ended March 31, 1999, 73% of the Fund's total lease revenues from wholly-and partially-owned equipment came from non-United States domiciled lessees. Most of the leases require payment in United States (U.S.) currency. If these lessee's currency devalues against the U.S. dollar, the lessees could encounter difficulty in making the U.S. dollar denominated lease payment.




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




Date: January 10, 2000
                                          By: /s/ Richard K Brock

                                             Richard K Brock
                                             Vice President and
                                             Corporate Controller