Form 10-Q/A
period 1999-06-30
PROFESSIONAL LEASE MANAGEMENT INCOME FUND I LLC
filed 2000-01-12
CIK 928956

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------
                                   FORM 10-Q/A


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
                                 BALANCE SHEETS
                 (in thousands of dollars, except unit amounts)


                                                                                June 30,          December 31,
                                                                                  1999                1998
                                                                             ------------------------------------
  ASSETS

  Equipment held for operating lease, at cost                                 $   132,395         $  122,626
  Less accumulated depreciation                                                   (51,704)           (44,350)
                                                                             ------------------------------------
      Net equipment                                                                80,691             78,276

  Cash and cash equivalents                                                         2,027              3,720
  Restricted cash                                                                     409                 --
  Accounts receivable, less allowance for doubtful accounts
        of $70 in 1999 and $43 in 1998                                              2,977              1,876
  Investment in unconsolidated special-purpose entities                             9,622             15,224
  Deferred charges, less accumulated amortization
        of $43 in 1999 and $344 in 1998                                               134                275
  Prepaid expenses and other assets                                                   151                264
  ---------------------------------------------------------------------------------------------------------------

        Total assets                                                          $    96,011         $   99,635
                                                                             ====================================

  LIABILITIES AND MEMBERS' EQUITY

  Liabilities:
  Accounts payable and accrued expenses                                       $       453         $      465
  Due to affiliates                                                                   639                400
  Lessee deposits and reserves for repairs                                          3,446              3,040
  Note payable                                                                     25,000             25,000
                                                                             ------------------------------------
      Total liabilities                                                            29,538             28,905
                                                                             ------------------------------------

  Minority interest                                                                 5,250              5,705

  Members' equity:
  Class A members (4,975,671 units as of June 30, 1999
        and 4,999,581 units as of December 31, 1998)                               61,223             64,893
  Class B member                                                                       --                132
                                                                             ------------------------------------
      Total members' equity                                                        61,223             65,025
                                                                             ------------------------------------

         Total liabilities and members' equity                                $    96,011         $   99,635
                                                                             ====================================













                 See accompanying notes to financial statements.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A DELAWARE LIMITED LIABILITY COMPANY)
                            STATEMENTS OF OPERATIONS
         (in thousands of dollars, except weighted-average unit amounts)


                                                          For the Three Months               For the Six Months
                                                             Ended June 30,                    Ended June 30,
                                                          1999           1998               1999            1998
                                                       -------------------------------------------------------------
  REVENUES

  Lease revenue                                        $   6,595      $   6,018          $  13,249      $   11,291
  Interest and other income                                   36             92                120             289
  Net gain on disposition of equipment                        27          2,713                 11           2,741
                                                       -------------------------------------------------------------
      Total revenues                                       6,658          8,823             13,380          14,321
                                                       -------------------------------------------------------------

  Expenses

  Depreciation and amortization                            3,907          4,152              7,440           7,805
  Repairs and maintenance                                    580            508              1,253             773
  Equipment operating expenses                               640            408              1,580             658
  Interest expense                                           463            458                916             916
  Insurance expense to affiliate                              --             22                 --              19
  Other insurance expense                                     69             37                167              87
  Management fees to affiliate                               346            326                706             612
  General and administrative expenses
        to affiliates                                        234            243                491             448
  Other general and administrative expenses                  180            304                336             465
  Minority interest                                          202             64                398             157
                                                       -------------------------------------------------------------
      Total expenses                                       6,621          6,522             13,287          11,940
                                                       -------------------------------------------------------------

  Equity in net income of unconsolidated
        special-purpose entities                            (305)         2,915              2,441           5,229
                                                       -------------------------------------------------------------

  Net income (loss) before cumulative effect of
        accounting change                                   (268)         5,216              2,534           7,610

  Cumulative effect of accounting change                      --             --               (132)             --
                                                       -------------------------------------------------------------

        Net income (loss)                              $    (268)     $   5,216          $   2,402      $    7,610
                                                       =============================================================

  Members' share of net income (loss)

  Class A members                                      $    (708)     $   4,764          $   1,653      $    6,780
  Class B member                                             440            452                749             830
                                                       -------------------------------------------------------------

         Total                                         $    (268)     $   5,216          $   2,402      $    7,610
                                                       =============================================================

  Net income (loss) per weighted-average
       Class A unit                                    $   (0.14)     $    0.95          $    0.33      $     1.36
                                                       =============================================================

  Cash distributions                                   $   2,933      $   2,941          $   5,873      $    5,882
                                                       =============================================================
  Cash distributions per weighted-average
        Class A units                                  $    0.50      $    0.50          $    1.00      $     1.00
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



                                                           Class A              Class B              Total
                                                       ---------------------------------------------------------

    Members' equity as of December 31, 1997            $       72,298       $         176       $       72,474

  Net income                                                    2,595               1,721                4,316

  Cash distribution                                           (10,000)             (1,765)             (11,765)
                                                       ---------------------------------------------------------

    Members' equity as of December 31, 1998                    64,893                 132               65,025

  Net income                                                    1,653                 749                2,402

  Repurchase of Class A units                                    (331)                 --                 (331)

  Cash distribution                                            (4,992)               (881)              (5,873)
                                                       ---------------------------------------------------------

    Members' equity as of June 30, 1999                $       61,223       $          --       $       61,223
                                                       =========================================================































                 See accompanying notes to financial statements.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A DELAWARE LIMITED LIABILITY COMPANY)
                            STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)


                                                                              For the Six Months
                                                                                Ended June 30,
                                                                          1999                 1998
                                                                    ---------------------------------------
     OPERATING ACTIVITIES

     Net income                                                     $         2,402      $         7,610
     Adjustments to reconcile net income to net cash
           provided by (used in) operating activities:
       Depreciation and amortization                                          7,440                7,805
       Cumulative effect of accounting change                                   132                   --
       Net gain on disposition of equipment                                     (11)              (2,741)
       Equity in net income of unconsolidated
             special-purpose entities                                        (2,441)              (5,229)
       Changes in operating assets and liabilities:
         Restricted cash                                                       (409)                 --
         Accounts receivable, net                                            (1,101)                 415
         Prepaid expenses and other assets                                      113                  (38)
         Accounts payable and accrued expenses                                  (12)                 154
         Due to affiliates                                                      239                   39
         Lessee deposits and reserves for repairs                               406                  487
         Minority interest                                                     (455)                (448)
                                                                    ---------------------------------------
             Net cash provided by operating activities                        6,303                8,054
                                                                    ---------------------------------------

     INVESTING ACTIVITIES

     Payments for purchase of equipment and capitalized
           improvements                                                      (9,949)             (24,963)
     Investment in and equipment purchased and placed
           in unconsolidated special-purpose entities                            --              (13,917)
     Liquidation distributions from unconsolidated
           special-purpose entities                                           7,095               10,990
     Proceeds from disposition of equipment                                     114                5,481
     Distributions from unconsolidated special-purpose
           entities                                                             948                5,185
                                                                    ---------------------------------------
         Net cash used in investing activities                               (1,792)             (17,224)
                                                                    ---------------------------------------

     FINANCING ACTIVITIES

     Payment due to affiliates                                                   --               (1,793)
     Cash distributions to Class A members                                   (4,992)              (5,000)
     Cash distributions to Class B Member                                      (881)                (882)
     Repurchase of Class A units                                               (331)                  --
                                                                    ---------------------------------------
           Net cash used in financing activities                             (6,204)              (7,675)
                                                                    ---------------------------------------

     Net decrease in cash and cash equivalents                               (1,693)             (16,845)
     Cash and cash equivalents at beginning of period                         3,720               19,179
                                                                    ---------------------------------------
     Cash and cash equivalents at end of period                     $         2,027      $         2,334
                                                                    =======================================

     SUPPLEMENTAL INFORMATION
     Interest paid                                                  $           916      $           916
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

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A DELAWARE LIMITED LIABILITY COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999

5.   TRANSACTIONS WITH MANAGER AND AFFILIATES (CONTINUED)

     The Fund's proportional share of USPE-affiliated management fees of $28,000 was payable as of June 30, 1999 and December 31, 1998.

     The Fund's proportional share of the affiliated expenses incurred by the USPEs during 1999 and 1998 is listed in the following table (in thousands of dollars):

                                                       For the Three Months               For the Six Months
                                                          Ended June 30,                    Ended June 30,
                                                          1999           1998            1999            1998
                                                     -------------------------------------------------------------

      Management fees                                $      62      $      64         $      72       $     122
      Data processing and administrative
         expenses                                           13             19                21              42
      Insurance expense                                     --             (1)               --              (3)


     Transportation Equipment Indemnity Company, Ltd., an affiliate of the Manager, provided certain marine insurance coverage for Fund equipment and other insurance brokerage services during 1998. TEI will not provide the same insurance coverage during 1999 as had been provided during 1998. These services were provided by an unaffiliated third party.

6.   EQUIPMENT

     The components of owned equipment were as follows (in thousands of dollars):

                                               June 30,             December 31,
                                                 1999                   1998
                                            ------------------------------------

  Marine vessels                            $   46,957             $    46,957
  Aircraft                                      20,605                  20,605
  Mobile offshore drilling unit                 20,356                  20,356
  Railcars                                      19,773                  19,920
  Trailers                                      14,762                  14,788
  Marine containers                              9,942                      --
                                            ------------------------------------
                                               132,395                 122,626
  Less accumulated depreciation                (51,704)                (44,350)
                                            ------------------------------------
        Net equipment                       $   80,691             $    78,276
                                            ====================================

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

7.   Investments in Unconsolidated Special-Purpose Entities

     The net investments in USPEs included the following jointly-owned equipment (and related assets and liabilities) (in thousands of dollars):

                                                                               June 30,              December 31,
                                                                                 1999                    1998
                                                                          ---------------------------------------------

     50% interest in a trust owning an MD-82 stage III commercial
               aircraft                                                    $      5,613           $      6,441
     50% interest in a trust owning an MD-82 stage III commercial
               aircraft                                                           2,612                  3,342
     50% interest in a trust owning a cargo marine vessel                         1,210                  1,265
     25% interest in a trust that owned four 737-200A stage II
               commercial aircraft                                                  106                    137
     25% interest in a trust that owned four 737-200A stage II
               commercial aircraft                                                   81                    110
     33% interest in two trusts that owned a total of three 737-200A stage II commercial aircraft, two stage II aircraft
     engines,
               and a portfolio of aircraft rotables                                  --                  3,929
                                                                          =============================================
         Net investments                                                   $      9,622           $     15,224
                                                                          =============================================


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

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A DELAWARE LIMITED LIABILITY COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999

8.   OPERATING SEGMENTS

     The Fund operates in five different segments: marine vessel leasing, aircraft leasing, railcar leasing, trailer leasing, and mobile offshore drilling unit (MODU) leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers. The following tables present a summary of the operating segments (in thousands of dollars):

                                           Marine
                                           Vessel   Aircraft    Railcar   Trailer      MODU       All
    For the quarter ended June 30, 1999   Leasing    Leasing    Leasing   Leasing    Leasing     Other<F1>1  Total
    -----------------------------------   -------    -------    -------   -------    -------     ------      -----

    REVENUES
      Lease revenue                        $ 2,175   $  1,014   $    923  $    927   $  1,183  $    373   $  6,595
      Interest income and other                  1          2         --        --         --        33         36
      Net gain on disposition
        of equipment                            --         --         22         5         --        --         27
                                          -------------------------------------------------------------------------
        Total revenues                       2,176      1,016        945       932      1,183       406      6,658

    Costs and expenses
      Operations support                       861          7        185       208         16        12      1,289
      Depreciation and amortization          1,503        643        435       362        583       381      3,907
      Interest expense                          --         --         --        --         --       463        463
      Management fees to affiliate             109         51         61        48         59        18        346
      General and administrative expenses       13          6         18       214         13       150        414
      Minority interest                         --         --         --        --        202        --        202
                                          -------------------------------------------------------------------------
        Total costs and expenses             2,486        707        699       832        873     1,024      6,621
                                          -------------------------------------------------------------------------
    Equity in net income (loss) of USPEs        12       (317)        --        --         --        --       (305)
                                          -------------------------------------------------------------------------
        Net income (loss)                  $  (298)  $     (8)  $    246  $    100   $    310  $   (618)  $   (268)
                                          =========================================================================

    Total assets as of June 30, 1999       $ 34,896  $ 14,902   $ 12,176  $  8,316   $ 12,823  $ 12,898   $ 96,011
                                          =========================================================================

                                           Marine
                                           Vessel   Aircraft    Railcar   Trailer      MODU        All
    For the quarter ended June 30, 1998   Leasing    Leasing    Leasing   Leasing    Leasing      Other<F1>1  Total
    -----------------------------------   -------    -------    -------   -------    -------      ------      -----

    Revenues
      Lease revenue                        $ 1,810   $  1,245   $  1,031  $    920   $  1,012  $     --   $  6,018
      Interest income and other                 13          3         --        --         --        76         92
      Net gain on disposition
        of equipment                            --      2,710         --         3         --        --      2,713
                                          -------------------------------------------------------------------------
        Total revenues                       1,823      3,958      1,031       923      1,012        76      8,823

    Costs and expenses
      Operations support                       597         10        146       154         57        11        975
      Depreciation and amortization          1,225      1,233        506       434        728        26      4,152
      Interest expense                          --         --         --        --         --       458        458
      Management fees to affiliate              63         56         64        92         51        --        326
      General and administrative expenses       52         31         40       231         13       180        547
      Minority interest                         --         --         --        --         64        --         64
                                          -------------------------------------------------------------------------
        Total costs and expenses             1,937      1,330        756       911        913       675      6,522
                                          -------------------------------------------------------------------------
    Equity in net income (loss) of USPEs       (91)     3,006         --        --         --        --      2,915
                                          -------------------------------------------------------------------------
        Net income (loss)                  $  (205)  $  5,634   $    275  $     12   $     99  $   (599)  $  5,216
                                          =========================================================================

    Total assets as of June 30, 1998       $ 39,706  $ 25,917   $ 14,126  $ 10,038   $ 15,387  $  3,517   $108,691
                                          ==========================================================================

<F1>
     -------------------------------------

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


               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A DELAWARE LIMITED LIABILITY COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999

8.       OPERATING SEGMENTS (CONTINUED)

                                           Marine
                                           Vessel   Aircraft    Railcar   Trailer      MODU       All
For the six months ending June 30, 1999    Leasing  Leasing     Leasing   Leasing    Leasing     Other<F1>1  Total
--------------------------------------     ------   --------    -------   -------    -------     ----------  -----

    REVENUES
      Lease revenue                        $ 4,805   $  2,028   $  1,905  $  1,774   $  2,364  $    373   $ 13,249
      Interest income and other                  1          5         --        --         --       114        120
      Net gain on disposition
        of equipment                            --         --          6         5         --        --         11
                                          -------------------------------------------------------------------------
        Total revenues                       4,806      2,033      1,911     1,779      2,364       487     13,380

    COSTS AND EXPENSES
      Operations support                     2,191         13        331       401         40        24      3,000
      Depreciation and amortization          3,006      1,286        873       724      1,166       385      7,440
      Interest expense                          --         --         --        --         --       916        916
      Management fees to affiliate             240        101        126       102        118        19        706
      General and administrative expenses       27         14         25       389         31       341        827
      Minority interest                         --         --         --        --        398        --        398
                                          -------------------------------------------------------------------------
        Total costs and expenses             5,464      1,414      1,355     1,616      1,753     1,685     13,287
                                          -------------------------------------------------------------------------
    Equity in net income (loss) of USPEs       (44)     2,485         --        --         --        --      2,441
                                          -------------------------------------------------------------------------
    Net income (loss) before cumulative
    effect
        of accounting change                  (702)     3,104        556       163        611    (1,198)     2,534
    Cumulative effect of accounting             --         --         --        --         --      (132)      (132)
    change
                                          -------------------------------------------------------------------------
        Net income (loss)                  $  (702)  $  3,104   $    556  $    163   $    611  $ (1,330)  $  2,402
                                          =========================================================================

    Total assets as of June 30, 1999       $ 34,896  $ 14,902   $ 12,176  $  8,316   $ 12,823  $ 12,898   $ 96,011
                                          =========================================================================

                                           Marine
                                           Vessel    Aircraft    Railcar   Trailer      MODU      All
For the six months ended  June 30, 1998    Leasing    Leasing    Leasing   Leasing    Leasing    Other<F1>1  Total
---------------------------------------    -------   --------    -------   -------   --------    ---------   -----
    REVENUES
      Lease revenue                        $ 3,079   $  2,510   $  1,985  $  1,726   $  1,991  $     --   $  11,291
      Interest income and other                 13          7         --        --         --       269         289
      Net gain on disposition
        of equipment                            --      2,710         22         9         --        --       2,741
                                          --------------------------------------------------------------------------
        Total revenues                       3,092      5,227      2,007     1,735      1,991       269      14,321

    COSTS AND EXPENSES
      Operations support                       908         23        229       285         69        23       1,537
      Depreciation and amortization          1,986      2,488      1,010       869      1,399        53       7,805
      Interest expense                          --         --         --        --         --       916         916
      Management fees to affiliate             155        111        131       115        100        --         612
      General and administrative expenses       79         40         27       426         24       317         913
      Minority interest                         --         --         --        --        157        --         157
                                          --------------------------------------------------------------------------
        Total costs and expenses             3,128      2,662      1,397     1,695      1,749     1,309      11,940
                                          --------------------------------------------------------------------------
    Equity in net income (loss) of USPEs      (217)     5,446         --        --         --        --       5,229
                                          --------------------------------------------------------------------------
        Net income (loss)                  $  (253 ) $  8,011   $    610  $     40   $    242  $ (1,040 ) $   7,610
                                          ==========================================================================

    Total assets as of June 30, 1998       $ 39,706  $ 25,917   $ 14,126  $ 10,038   $ 15,387  $  3,517   $ 108,691
                                          ==========================================================================

<F1>
     -------------------------------------

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

12.  RESTATEMENT

     The financial statements have been restated to reflect the consolidation of the Fund's majority interests in greater than 50% owned USPE's previously reported under the equity method of accounting for the three and six months ending June 30, 1999 and 1998.

     As a result of the consolidation, total assets, total liabilities, and minority interests changed as of June 30, 1999 and December 31, 1998 as follows:

                                      June 30, 1999                      December 31, 1998
                               As reported         Amended          As reported         Amended
                          ----------------------------------   ---------------------------------
     Total assets                 $90,718           $96,011            $93,466          $99,635
     Total liabilities             29,495            29,538             28,441           28,905
     Minority interests                --             5,250                 --            5,705

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A DELAWARE LIMITED LIABILITY COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999

12.  RESTATEMENT (CONTINUED)

     Additionally, as a result of the consolidation, total revenues, total expenses, and equity in net income of USPEs changed for the three and six months ended June 30, 1999 and 1998 as follows:


                                 For the three months ended June 30,             For the six months ended June 30,
                                     1999                      1998                   1999                 1998
                         As reported    Amended    As reported   Amended   As reported  Amended   As reported Amended
                          --------------------------------------------------------------------------------------------
          Total revenues     $ 5,475    $  6,658     $ 7,811   $  8,823   $  11,016  $  13,380  $  12,330   $  14,321
          Total expenses       5,748       6,621       5,609      6,522      11,534     13,287     10,191      11,940
          Equity in net
          income of USPEs          5        (305)      3,014      2,915       3,052      2,441      5,471       5,229
          Net income         $  (268)    $  (268)    $ 5,216   $  5,216   $   2,402  $   2,402   $  7,610    $  7,610


     The consolidation of the Fund's majority interests in USPE's did not change members' capital or net income (loss) as of and for the three and six months ended June 30, 1999 and 1998.










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

                                             For the Three Months
                                                Ended June 30,
                                            1999             1998
                                         ----------------------------

  Marine vessels                        $  1,314            1,215
  MODU                                     1,166              955
  Aircraft                                 1,007            1,235
  Railcars                                   738              885
  Trailers                                   719              765
  Marine containers                          373               --

Marine vessels: Marine vessel lease revenues and direct expenses were $2.2 million and $0.9 million, respectively, for the second quarter of 1999, compared to $1.8 million and $0.6 million, respectively, during the same quarter of 1998. Due to the purchase of a marine vessel in the second quarter of 1998, lease revenue increased $0.6 million and direct expenses increased $0.7 million in the second quarter of 1999 compared to the same period in 1998. This marine vessel was off lease for 38 days in the second quarter of 1999. Due to one of the Fund's marine vessel being dry-docked for approximately three weeks in the second quarter of 1999, lease revenue decreased $0.1 million and direct expenses decreased $0.4 million. During this period, the marine vessel did not earn any revenues or incur any expenses. In addition, lease revenue decreased an additional $0.1 million in the second quarter of 1999 compared to the same period in 1998 due to lower re-lease rates for this marine vessel.

Mobile offshore drilling unit: As of June 30, 1999 and 1998, the Fund had an interest in an entity that owns a mobile offshore drilling unit. Mobile offshore drilling unit revenues and expenses were $1.2 million and $17,000, respectively, for the second quarter of 1999, compared to $1.0 million and $0.1 million, respectively, during the same quarter of 1998. The increase in mobile offshore drilling unit contribution is due to an increase in the lease rate during 1999 and lower depreciation expense as a result of the double declining-balance method of depreciation which results in greater depreciation in the first years an asset is owned.

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

(C)   Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $5.3 million for the quarter ended June 30, 1999 decreased from $5.5 million for the same period in 1998. Significant variances are explained as follows:

     (1) A $0.2 million decrease in depreciation and amortization expenses from 1998 levels resulted from a decrease of approximately $1.0 million in depreciation expense due to the use of the double-declining balance depreciation method which results in greater depreciation the first years an asset is owned, partially offset by an increase of approximately $0.8 million in depreciation expense due to the purchase of equipment during 1999 and 1998.

     (2) A $0.1 million decrease in general and administrative expenses from 1998 levels due to lower office expenses required by the Fund.

     (3) A $0.1 million increase in minority interest due to an increase in revenue during 1999 when compared to 1998.

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

                                                For the Three Months
                                                   Ended June 30,
                                               1999             1998
                                           ----------------------------

  Marine vessel                            $     12        $      (91)
  Aircraft                                     (317)            3,006
                                          -------------------------------
     Equity in Net Income of USPEs         $   (305)       $    2,915
                                          ===============================


Aircraft: As of June 30, 1999, the Fund owned interests in two trusts that each own a commercial aircraft. As of June 30, 1998, the Company owned interests in two trusts that each own a commercial aircraft, and an interest in two trusts that own three commercial aircraft, two aircraft engines, and a portfolio of aircraft rotables. During the second quarter of 1999, aircraft lease revenues were $0.5 million which were offset by expenses of $0.8 million. During the same period in 1998, aircraft revenues were $1.1 million and the gain from the sale of the Fund's interest in a trust that owned four commercial aircraft of $3.6 million was offset by expenses of $1.7 million. Lease revenues decreased $0.7 million due to the sale of the Fund's investment in a trust containing four commercial aircraft, the sale of the Fund's investment in two trusts that owned three 737-200A Stage II commercial aircraft, two stage II aircraft engines, and a portfolio of aircraft rotables. The decrease in lease revenues caused by these sales was offset, in part, by $0.1 million in additional lease revenues from the purchase of a trust owning a MD-82 commercial aircraft during the second quarter of 1998. The decrease in expenses was primarily due to an approximately $0.5 million decrease in depreciation expense relating to the sale of the Fund's interest in four trusts and an approximately $0.4 million decrease in depreciation expense as a result of the double declining-balance method of depreciation which results in greater depreciation in the first years an asset is owned offset, in part, by an approximately $0.1 million increase in depreciation expense as a result of the Fund's investment in two additional trusts during 1998.

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

                                  For the Six Months
                                    Ended June 30,
                                 1999             1998
                              ----------------------------

  Marine vessels                $  2,614            2,172
  MODU                             2,324            1,922
  Aircraft                         2,015            2,487
  Railcars                         1,574            1,755
  Trailers                         1,373            1,441
  Marine containers                  373               --

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

Mobile offshore drilling unit: As of June 30, 1999 and 1998, the Fund had an interest in an entity that owns a mobile offshore drilling unit. Mobile offshore drilling unit revenues and expenses were $2.4 million and $40,000, respectively, for the six months ended June 30, 1999, compared to $2.0 million and $0.1 million, respectively, during the same period of 1998. The increase in mobile offshore drilling unit contribution is due to an increase in the lease rate during 1999 and lower depreciation expense as a result of the double declining-balance method of depreciation which results in greater depreciation in the first years an asset is owned.

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

(C)   Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $10.3 million for the six months ended June 30, 1999 decreased from $10.4 million for the same period in 1998. Significant variances are explained as follows:

     (1) A $0.4 million decrease in depreciation and amortization expenses from 1998 levels resulted from a decrease of approximately $0.3 million due to the sale of certain assets during 1999 and 1998 and a decrease of approximately $1.8 million due to the use of the double-declining balance depreciation method which results in greater depreciation the first years an asset is owned, partially offset by an increase of approximately $1.7 million in depreciation expense from the purchase of equipment during 1999 and 1998.

     (2) A $0.1 million decrease in general and administrative expenses from 1998 levels due to lower office expenses required by the Fund.

     (3) A $0.1 million increase in management fees to affiliate that reflects the higher levels of lease revenues on owned equipment in 1999, when compared to 1998.

     (4) A $0.2 million increase in minority interest due to an increase in revenue of $0.1 million and a decrease in direct and indirect expenses of $0.1 million during 1999 when compared to 1998.

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

                                             For the Six Months
                                               Ended June 30,
                                           1999             1998
                                           ----------------------------

  Aircraft                                $  2,485        $   5,446

  Marine vessel                                (44)            (217)
                                          -----------------------------
         Equity in Net Income of USPEs    $  2,441        $   5,229
                                          =============================

Aircraft: As of June 30, 1999, the Fund owned interests in two trusts that each own a commercial aircraft. As of June 30, 1998, the Company owned interests in two trusts that each own a commercial aircraft, and an interest in two trusts that own three commercial aircraft, two aircraft engines, and a portfolio of aircraft rotables. During the six months ended June 30, 1999, aircraft lease revenues were $1.1 million and the gain from the sale of the Fund's interest in two trusts that owned three commercial aircraft, two aircraft engines, and a portfolio of aircraft rotables of $3.3 million was offset by expenses of $1.9 million. During the six months ended June 30, 1998, aircraft lease revenues were $2.5 million and the gain from the sale of the Company's interest in two trusts that owned commercial aircraft of $6.3 million was offset by expenses of $3.3 million. Lease revenues decreased $1.7 million due to the sale of the Fund's investment in two trusts containing ten commercial aircraft, the sale of the Fund's investment in two trusts that owned three 737-200A Stage II commercial aircraft, two stage II aircraft engines, and a portfolio of aircraft rotables. The decrease in lease revenues caused by these sales was offset, in part, by $0.3 million in additional lease revenue from the purchase of two additional trusts each containing a MD-82 commercial aircraft during 1998. The decrease in expenses of $1.4 million was primarily due to an approximately $1.0 million decrease in depreciation expense relating to the sale of the Fund's interest in four trusts and an approximately $0.9 million decrease as a result of the double declining-balance method of depreciation which results in greater depreciation in the first years an asset is owned offset, in part, by an approximately $0.5 million increase due to the Fund's investment in two additional trusts during 1998.

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

Lessee deposits and reserve for repairs increased $0.4 million during the six months ended June 30, 1999 compared to December 31, 1998 due to an increase of $0.4 million in security deposits and an increase of $0.5 million in reserve for repairs, offset, in part, by a decrease of $0.5 million in prepaid lease revenue.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Fund's primary market risk exposure is that of currency devaluation risk. During the six months ended June 30, 1999, 73% of the Fund's total lease revenues from wholly-and partially-owned equipment came from non-United States domiciled lessees. Most of the leases require payment in United States (U.S.) currency. If these lessee's currency devalues against the U.S. dollar, the lessees could encounter difficulty in making the U.S.
dollar denominated lease payment.
















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


                                       PROFESSIONAL LEASE MANAGEMENT
                                       INCOME FUND I, L.L.C.
                                       By:  PLM Financial Services, Inc.
                                            Manager




Date: January 11, 2000
                                       By:  /s/ Richard K Brock
                                            ----------------------
                                            Richard K Brock
                                            Vice President
                                            and Corporate Controller