Form 10-Q/A
period 1999-09-30
PROFESSIONAL LEASE MANAGEMENT INCOME FUND I LLC
filed 2000-01-25
CIK 928956

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------
                                  FORM 10-Q / A


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
                                 BALANCE SHEETS
                 (in thousands of dollars, except unit amounts)


                                                                              September 30,       December 31,
                                                                                  1999                1998
                                                                             ------------------------------------
  ASSETS

  Equipment held for operating lease, at cost                                 $   111,996         $  122,626
  Less accumulated depreciation                                                   (47,573)           (44,350)
                                                                             ------------------------------------
      Net equipment                                                                64,423             78,276

  Cash and cash equivalents                                                         4,678              3,720
  Restricted cash                                                                     420                 --
  Accounts receivable, less allowance for doubtful accounts
        of $67 in 1999 and $43 in 1998                                              2,119              1,876
  Investment in unconsolidated special-purpose entities                            15,916             15,224
  Deferred charges, less accumulated amortization
        of $47 in 1999 and $344 in 1998                                               129                275
  Prepaid expenses and other assets                                                   106                264
                                                                             ------------------------------------
        Total assets                                                          $    87,791         $   99,635
                                                                             ====================================

  Liabilities and members' equity

  Liabilities:
  Accounts payable and accrued expenses                                       $       915         $      465
  Due to affiliates                                                                   641                400
  Lessee deposits and reserves for repairs                                          3,558              3,040
  Note payable                                                                     25,000             25,000
                                                                             ------------------------------------
      Total liabilities                                                            30,114             28,905
                                                                             ------------------------------------

  Minority interest                                                                    --              5,705

  Members' equity:
  Class A members (4,975,321 units as of September 30, 1999
        and 4,999,581 units as of December 31, 1998)                               57,677             64,893
  Class B member                                                                       --                132
                                                                             ------------------------------------
      Total members' equity                                                        57,677             65,025
                                                                             ------------------------------------

         Total liabilities and members' equity                                $    87,791         $   99,635
                                                                             ====================================













                 See accompanying notes to financial statements.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A DELAWARE LIMITED LIABILITY COMPANY)
                            STATEMENTS OF OPERATIONS
         (in thousands of dollars, except weighted-average unit amounts)

                                                          For the Three Months              For the Nine Months
                                                          Ended September 30,               Ended September 30,
                                                          1999           1998               1999            1998
                                                       -------------------------------------------------------------
  REVENUES

  Lease revenue                                        $   6,943      $   6,830          $  20,192      $   18,121
  Interest and other income                                   35             31                156             320
  Net gain on disposition of equipment                         9             16                 20           2,757
                                                       -------------------------------------------------------------
      Total revenues                                       6,987          6,877             20,368          21,198
                                                       -------------------------------------------------------------

  EXPENSES

  Depreciation and amortization                            4,018          4,503             11.458          12,308
  Repairs and maintenance                                    704            573              1,957           1,346
  Equipment operating expenses                               890            420              2,470           1,078
  Interest expense                                           468            469              1,385           1,385
  Insurance expense                                          144             78                311             184
  Management fees to affiliate                               369            379              1,075             990
  General and administrative expenses
        to affiliates                                        218            231                709             680
  Other general and administrative expenses                  205             71                540             535
                                                       -------------------------------------------------------------
      Total expenses                                       7,016          6,724             19,905          18,506
                                                       -------------------------------------------------------------

  Minority interest                                         (192)           (92)              (590)           (249)

  Equity in net income (loss) of unconsolidated
        special-purpose entities                            (393)        (1,818)             2,047           3,410
                                                       -------------------------------------------------------------

  Net income (loss) before cumulative effect of
        accounting change                                   (614)        (1,757)             1,920           5,853

  Cumulative effect of accounting change                      --             --               (132)             --
                                                       -------------------------------------------------------------

        Net income (loss)                              $    (614)     $  (1,757)         $   1,788      $    5,853
                                                       =============================================================

  Members' share of net income (loss)

  Class A members                                      $  (1,054)     $  (2,172)         $     599      $    4,608
  Class B member                                             440            415              1,189           1,245
                                                       -------------------------------------------------------------

         Total                                         $    (614)     $  (1,757)         $   1,788      $    5,853
                                                       =============================================================

  Net income (loss) per weighted-average
       Class A unit                                    $   (0.21)     $   (0.43)         $    0.12      $     0.92
                                                       =============================================================

  Cash distributions                                   $   2,928      $   2,941          $   8,800      $    8,823
                                                       =============================================================
  Cash distributions per weighted-average
        Class A units                                  $    0.50      $    0.50          $    1.50      $     1.50
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

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A DELAWARE LIMITED LIABILITY COMPANY)
                            STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)


                                                                             For the Nine Months
                                                                             Ended September 30,
                                                                          1999                 1998
                                                                    ---------------------------------------
     OPERATING ACTIVITIES

     Net income                                                     $         1,788      $         5,853
     Adjustments to reconcile net income to net cash
           provided by (used in) operating activities:
       Depreciation and amortization                                         11,458               12,308
       Cumulative effect of accounting change                                   132                   --
       Net gain on disposition of equipment                                     (20)              (2,757)
       Equity in net income of unconsolidated
             special-purpose entities                                        (2,047)              (3,410)
       Changes in operating assets and liabilities:
         Restricted cash                                                       (420)                  --
         Accounts receivable, net                                              (243)                 107
         Prepaid expenses and other assets                                      158                   17
         Accounts payable and accrued expenses                                  454                  350
         Due to affiliates                                                      260                  (13)
         Lessee deposits and reserves for repairs                               518                  487
         Minority interest                                                     (676)                (717)
                                                                    ---------------------------------------
             Net cash provided by operating activities                       11,362               12,225
                                                                    ---------------------------------------

     INVESTING ACTIVITIES

     Payments for purchase of equipment and capitalized
           improvements                                                      (9,969)             (27,470)
     Investment in and equipment purchased and placed
           in unconsolidated special-purpose entities                            --              (13,917)
     Liquidation distributions from unconsolidated
           special-purpose entities                                           7,095               10,990
     Proceeds from disposition of equipment                                     158                5,507
     Distributions from unconsolidated special-purpose
           entities                                                           1,448                5,980
                                                                    --------------------------------------
           Net cash used in (provided by) investing activities               (1,268)             (18,910)
                                                                    ---------------------------------------

     FINANCING ACTIVITIES

     Payment due to affiliates                                                   --               (1,793)
     Cash distributions to Class A members                                   (7,479)              (7,500)
     Cash distributions to Class B Member                                    (1,321)              (1,323)
     Purchase of Class A units                                                 (336)                  --
                                                                    ---------------------------------------
           Net cash used in financing activities                             (9,136)             (10,616)
                                                                    ---------------------------------------

     Net increase (decrease) in cash and cash equivalents                       958              (17,301)
     Cash and cash equivalents at beginning of period                         3,720               19,179
                                                                    ---------------------------------------
     Cash and cash equivalents at end of period                     $         4,678      $         1,878
                                                                    =======================================

     SUPPLEMENTAL INFORMATION
     Interest paid                                                  $           916      $           916
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

     The Fund's proportional share of USPE-affiliated management fees of $42,000 and $28,000 were payable as of September 30, 1999 and December 31, 1998, respectively.

     The Fund's proportional share of the affiliated expenses incurred by the USPEs during 1999 and 1998 is listed in the following table (in thousands of dollars):


                                                       For the Three Months               For the Nine Months
                                                        Ended September 30,               Ended September 30,
                                                          1999           1998            1999            1998
                                                     -------------------------------------------------------------

      Management fees                                $      36      $      55         $     108       $     176
      Data processing and administrative
         expenses                                            9             16                30              58
      Insurance expense                                     --             --                --              (3)

7.   EQUIPMENT

     The components of owned equipment were as follows (in thousands of dollars):

                                           September 30,          December 31,
                                               1999                   1998
                                         ---------------------------------------

  Marine vessels                          $   46,957             $    46,957
  Aircraft                                    20,605                  20,605
  Mobile offshore drilling unit                   --                  20,356
  Railcars                                    19,709                  19,920
  Trailers                                    14,783                  14,788
  Marine containers                            9,942                      --
                                          --------------------------------------
                                             111,996                 122,626
  Less accumulated depreciation              (47,573)                (44,350)
                                          --------------------------------------
        Net equipment                     $   64,423             $    78,276
                                          ======================================

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

     During September 1999, certain equipment in which the Fund held a majority ownership, was reclassified to investments in USPE's (see note 8).

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

8.   INVESTMENTS IN UNCONSOLIDATED SPECIAL-PURPOSE ENTITIES

     In September 1999, the Manager amended the corporate-by-laws of the Fund and any affiliated program's investments in USPE's that own an interest greater than 50%. The amendment to the corporate-by-laws provides that all decisions regarding the acquisition and disposition of the investment as well as other significant business decisions of that investment would be permitted only upon unanimous consent of the Fund and all the affiliated programs that have an ownership in the investment regardless of the percentage of ownership. As a result of the amendment, as of September 30, 1999, all jointly owned equipment in which the Fund owned a majority interest, which had been consolidated, were reclassified to investments in USPE's. As such, although the Fund may own a majority interest in a USPE, the Fund does not control its management and thus it is appropriate in the future that the equity method of accounting be used. Accordingly, as of September 30, 1999, the balance sheet reflects all investments in USPEs on an equity basis.

     The net investments in USPEs included the following jointly-owned equipment (and related assets and liabilities) (in thousands of dollars):

                                                                               September 30,          December 31,
                                                                                   1999                   1998
                                                                           ----------------------------------------------

     61% interest in an entity owning a mobile offshore drilling unit       $            7,188     $               --
     50% interest in a trust owning an MD-82 stage III commercial
               aircraft                                                                  5,198                  6,441
     50% interest in a trust owning an MD-82 stage III commercial
               aircraft                                                                  2,191                  3,342
     50% interest in a trust owning a cargo marine vessel                                1,177                  1,265
     25% interest in a trust that owned four Boeing 737-200A stage II
               commercial aircraft                                                          90                    137
     25% interest in a trust that owned four Boeing 737-200A stage II
               commercial aircraft                                                          72                    110
     33% interest in two trusts that owned a total of three Boeing
               737-200A stage II commercial aircraft, two stage II
     aircraft
               engines, and a portfolio of aircraft rotables                                --                  3,929
                                                                           ----------------------------------------------
         Net investments                                                    $           15,916     $           15,224
                                                                           ==============================================


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

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A DELAWARE LIMITED LIABILITY COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

9.   OPERATING SEGMENTS

     The Fund operates in five primary segments: marine vessel leasing, aircraft leasing, railcar leasing, trailer leasing, and mobile offshore drilling unit (MODU) leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers. The following tables present a summary of the operating segments (in thousands of dollars):

                                           Marine
    For the three months ended             Vessel     Aircraft    Railcar   Trailer      MODU       All
        September 30, 1999                 Leasing    Leasing     Leasing   Leasing    Leasing     Other<F1>   Total
       ------------------                  -------    -------     -------   -------    -------     ------      -----

    REVENUES
      Lease Revenue                        $ 2,313   $  1,014   $    904  $  1,006   $  1,196  $    510   $  6,943
      Interest income and other                  3          2         --        --         --        30         35
      Net gain on disposition
        of equipment                            --         --          9        --         --        --          9
                                          -------------------------------------------------------------------------
        Total revenues                       2,316      1,016        913     1,006      1,196       540      6,987

    COSTS AND EXPENSES
      Operations support                     1,285          7        171       236         26        13      1,738
      Depreciation and amortization          1,503        643        435       362        582       493      4,018
      Interest expense                          --         --         --        --         --       468        468
      Management fees to affiliate             117         51         58        58         60        25        369
      General and administrative expenses       14         10         23       180         45       151        423
                                          -------------------------------------------------------------------------
        Total costs and expenses             2,919        711        687       836        713     1,150      7,016
                                          -------------------------------------------------------------------------
    Minority interest                           --         --         --        --       (192)       --       (192)
    Equity in net income (loss) of USPEs       (70)      (323)        --        --         --        --       (393)
                                          -------------------------------------------------------------------------
        Net income (loss)                  $  (673)  $    (18)  $    226  $    170   $    291  $   (610)  $   (614)
                                          =========================================================================

    Total assets as of September 30, 1999  $ 33,089  $ 12,497   $ 11,776  $  8,455   $  7,188  $ 14,786   $ 87,791
                                          =========================================================================

                                            Marine
    For the three months ended              Vessel   Aircraft    Railcar   Trailer      MODU        All
    September 30, 1998                      Leasing   Leasing    Leasing   Leasing     Leasing     Other<F1>1 Total
    ------------------                     -------    -------    -------   -------     -------     ------    -----

    Revenues
      Lease revenue                        $ 2,709   $  1,014   $  1,005  $  1,090   $   1,012 $     --   $  6,830
      Interest income and other                 --          3         --        --          --       28         31
      Net gain on disposition
        of equipment                            --         --         16        --          --       --         16
                                          ---------------------------------------------------------------------------
        Total revenues                       2,709      1,017      1,021     1,090       1,012       28      6,877

    Costs and expenses
      Operations support                       683         11        182       163          20       12      1,071
      Depreciation and amortization          1,766      1,071        506       435         699       26      4,503
      Interest expense                          --         --         --        --          --      469        469
      Management fees to affiliate             135         51         68        74          51       --        379
      General and administrative expenses       45         17        (30)      170          11       89        302
                                          ---------------------------------------------------------------------------
        Total costs and expenses             2,629      1,150        726       842         781      596      6,724
                                          ---------------------------------------------------------------------------
      Minority interest                         --         --         --        --         (92)      --        (92)
    Equity in net income (loss) of USPEs    (1,023)      (795)        --        --          --       --     (1,818)
                                          ---------------------------------------------------------------------------
        Net income (loss)                  $  (943) $    (928)  $    295  $    248   $     139 $   (568)  $ (1,757)
                                          ===========================================================================

    Total assets as of September 30, 1998  $39,682  $  23,150   $ 13,608  $  9,623   $  14,688 $  3,117   $103,868
                                          ===========================================================================



<F1>
     -------------------------------------

     1 Includes interest income and costs not identifiable to a particular segment, such as amortization expense, interest expense, certain operations support, and general and administrative expenses. Also includes the lease revenue, depreciation expense, and management fee for containers.


               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A DELAWARE LIMITED LIABILITY COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

9.       OPERATING SEGMENTS (CONTINUED)

                                           Marine
    For the nine months ended              Vessel   Aircraft    Railcar   Trailer      MODU       All
    September 30, 1999                    Leasing    Leasing    Leasing   Leasing    Leasing     Other<F1>1  Total
    ------------------                    -------    -------    -------   -------    -------     ------      -----
    REVENUES
      Lease revenue                        $ 7,118   $  3,043   $  2,809  $  2,780   $  3,560  $    882   $ 20,192
      Interest income and other                  5          7         --        --          1       143        156
      Net gain on disposition
        of equipment                            --         --         15         5         --        --         20
                                          -------------------------------------------------------------------------
        Total revenues                       7,123      3,050      2,824     2,785      3,561     1,025     20,368

    COSTS AND EXPENSES
      Operations support                     3,476         20        502       637         66        37      4,738
      Depreciation and amortization          4,509      1,929      1,307     1,085      1,749       879     11,458
      Interest expense                          --         --         --        --         --     1,385      1,385
      Management fees to affiliate             357        152        184       160        178        44      1,075
      General and administrative expenses       42         24         48       569         75       491      1,249
                                          -------------------------------------------------------------------------
        Total costs and expenses             8,384      2,125       2041     2,451      2,068     2,836     19,905
                                          -------------------------------------------------------------------------
    Minority interest                           --         --         --        --       (590)       --       (590)
    Equity in net income (loss) of USPEs      (114)     2,161         --        --         --        --      2,047
                                          -------------------------------------------------------------------------
    Net income (loss) before cumulative
    effect
        of accounting change                 (1,375)    3,086        783       334        903    (1,811)     1,920
    Cumulative effect of accounting             --         --         --        --         --      (132)      (132)
    change
                                          -------------------------------------------------------------------------
        Net income (loss)                  $ (1,375) $  3,086   $    783  $    334   $    903  $ (1,943)  $  1,788
                                          =========================================================================

    Total assets as of September 30, 1999  $ 33,089  $ 12,497   $ 11,776  $  8,455   $  7,188  $ 14,786   $ 87,791
                                          =========================================================================

                                           Marine
    For the nine months ended              Vessel   Aircraft    Railcar   Trailer      MODU      All
    September 30, 1998                    Leasing    Leasing    Leasing   Leasing     Leasing    Other<F1>1 Total
    ------------------                    -------    -------    -------   -------     -------     ------    -----

    REVENUES
      Lease revenue                        $ 5,789   $  3,524   $  2,989  $  2,816   $  3,003  $    --    $ 18,121
      Interest income and other                 13         10         --        --         --       297        320
      Net gain on disposition
        of equipment                            --      2,710         38         9         --        --      2,757
                                          ---------------------------------------------------------------------------
        Total revenues                       5,802      6,244      3,027     2,825      3,003       297     21,198

    COSTS AND EXPENSES
      Operations support                     1,591         34        411       448         89        35      2,608
      Depreciation and amortization          3,752      3,559      1,516     1,304      2,098        79     12,308
      Interest expense                          --         --         --        --         --     1,385      1,385
      Management fees to affiliate             289        162        199       190        150        --        990
      General and administrative expenses      124         57         (6)      597         35       408      1,215
                                          ---------------------------------------------------------------------------
        Total costs and expenses             5,756      3,812      2,120     2,539      2,372     1,907     18,506
                                          ---------------------------------------------------------------------------
    Minority interest                           --         --         --        --       (249)       --       (249)
    Equity in net income (loss) of USPEs     (1,241)    4,651         --        --         --       382      3,410
                                          ---------------------------------------------------------------------------
        Net income (loss)                  $ (1,195) $  7,083   $    907  $    286   $    382   $(1,610)  $  5,853
                                          ===========================================================================

    Total assets as of September 30, 1998  $ 39,682  $ 23,150   $ 13,608  $  9,623   $ 14,688   $  3,117  $103,868
                                          ===========================================================================


<F1>
     -------------------------------------

     1 Includes interest income and costs not identifiable to a particular segment, such as amortization expense, interest expense, certain operations support, and general and administrative expenses. Also includes the lease revenue, depreciation expense, and management fee for containers.

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

13.  RESTATEMENT

     The financial statements, with the exception of the balance sheet as of September 30, 1999, have been restated to reflect the consolidation of the Fund's majority interests in greater than 50% owned USPE's previously reported under the equity method of accounting for the three and nine months ending September 30, 1999 and 1998.

     As a result of the consolidation, total assets, total liabilities, and minority interests changed as of December 31, 1998 as follows:

                                          December 31, 1998
                                     As reported         Amended

                                ----------------------------------
     Total assets                       $93,466           $99,635
     Total liabilities                   28,441            28,905
     Minority interests                      --             5,705

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A DELAWARE LIMITED LIABILITY COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

13.      RESTATEMENT (CONTINUED)

     As a result of the consolidation, total revenues, total expenses, and equity in net income of USPEs changed for the three and nine months ended September 30, 1999 and 1998 as follows:


                        For the three months ended September 30         For the nine months ended September 30,
                                 1999                      1998                   1999                 1998
                          As reported Amended   As reported   Amended   As reported   Amended   As reported  Amended
                         --------------------------------------------------------------------------------------------
          Total revenues    $ 5,791   $ 6,987     $ 5,865    $ 6,877     $ 16,807   $ 20,368    $ 18,195  $ 21,198
          Total expenses      6,303     7,016       5,943      6,724       17,837     19,905      16,134    18,506
          Minority               --      (192)         --        (92)          --       (590)         --      (249)
          interest
          Equity in net
          income of USPEs      (102)     (393)     (1,679)    (1,818)       2,950      2,047       3,792     3,410
          Net income         $ (614)   $ (614)   $ (1,757)    (1,757)    $  1,788   $  1,788    $  5,853  $  5,853


     The consolidation of the Fund's majority interests in USPE's did not change members' capital or net income (loss) as of and for the three and nine months ended September 30, 1999 and 1998.

     In September 1999, the Manager amended the corporate-by-laws of the Fund and any affiliated program's investments in USPE's that own an interest greater than 50%. The amendment to the corporate-by-laws provides that all decisions regarding the acquisition and disposition of the investment as well as other significant business decisions of that investment would be permitted only upon unanimous consent of the Fund and all the affiliated programs that have an ownership in the investment regardless of the percentage of ownership. As a result of the amendment, as of September 30, 1999, all jointly owned equipment in which the Fund owned a majority interest, which had been consolidated, were reclassified to investments in USPE's. As such, although the Fund may own a majority interest in a USPE, the Fund does not control its management and thus it is appropriate in the future that the equity method of accounting be used. Accordingly, as of September 30, 1999, the balance sheet reflects all investments in USPEs on an equity basis.









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

                                         For the Three Months
                                          Ended September 30,
                                         1999             1998
                                       ----------------------------

  MODU                                   $  1,170              992
  Marine vessels                            1,028            2,026
  Aircraft                                  1,007            1,003
  Trailers                                    770              927
  Railcars                                    733              823
  Marine containers                           510               --

Mobile offshore drilling unit: Mobile offshore drilling unit lease revenues and direct expenses were $1.2 million and $26,000, respectively, for the third quarter of 1999, compared to $1.0 million and $20,000, respectively, during the same quarter of 1998. The increase in mobile offshore drilling unit contribution is due to an increase in the lease rate during 1999.

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

(B)   Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $5.3 million for the quarter ended September 30, 1999 decreased from $5.7 million for the same period in 1998. Significant variances are explained as follows:

     (1) A $0.5 million decrease in depreciation and amortization expenses from 1998 levels resulted from an approximately $1.0 million decrease due to the use of the double-declining balance depreciation method which results in greater depreciation the first years an asset is owned, partially offset by an increase of approximately $0.5 million in depreciation expense from the purchase of equipment during 1999.

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

(D)  Minority Interest

Minority interest increased $0.1 million due to an increase in revenue during 1999 when compared to 1998.

(E)  Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities
     (USPEs)

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars).

                                                For the Three Months
                                                  Ended September 30,
                                                1999             1998
                                             ----------------------------
  Marine vessel                               $    (70)       $  (1,023)
  Aircraft                                        (323)            (795)
                                              ---------------------------------
         Equity in Net Loss of USPEs          $   (393)       $  (1,818)
                                              =================================

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

                                           For the Nine Months
                                           Ended September 30,
                                           1999             1998
                                        ----------------------------

  Marine vessels                         $  3,642            4,198
  MODU                                      3,494            2,914
  Aircraft                                  3,023            3,490
  Railcars                                  2,307            2,578
  Trailers                                  2,143            2,368
  Marine containers                           882               --

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

Mobile offshore drilling unit: Mobile offshore drilling unit lease revenues and direct expenses were $3.6 million and $0.1 million, respectively, for the nine months ended September 30, 1999, compared to $3.0 million and $0.1 million, respectively, during the same period of 1998. The increase in mobile offshore drilling unit contribution is due to an increase in the lease rate during 1999.

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

(C)   Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $15.2 million for the nine months ended September 30, 1999 decreased from $15.9 million for the same period in 1998. Significant variances are explained as follows:

     (1) A $0.8 million decrease in depreciation and amortization expenses from 1998 levels resulting from an approximately $0.2 million decrease due to the sale of certain assets during 1999 and 1998 and an approximately $2.8 million decrease due to the use of the double-declining balance depreciation method which results in greater depreciation the first years an asset is owned, partially offset by an approximately $2.2 million increase in depreciation expense from the purchase of equipment during 1999 and 1998.

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

(E)  Minority Interest

Minority interest increased $0.3 million due to an increase in revenue of $0.2 million and a decrease in direct and indirect expenses of $0.1 million during 1999 when compared to 1998.

(F)  Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars).

                                                For the Nine Months
                                                Ended September 30,
                                               1999            1998
                                               ----------------------------

  Aircraft                                     $  2,161        $   4,651
  Marine vessel                                    (114)          (1,241)
                                               -----------------------------
         Equity in Net Income of USPEs         $  2,047        $   3,410
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

Lessee deposits and reserve for repairs increased $0.5 million during the nine months ended September 30, 1999 compared to December 31, 1998. Reserves for aircraft engine repair increased $0.5 million due to additional lessee deposits, and security deposits increased $0.4 million due to a security deposit from a container lessee, offset, in part, by a decrease of $0.4 million in prepaid lease revenue due to less lessee's prepaying future lease revenue

The Manager has entered into a short-term joint $24.5 million credit facility. As of November 8, 1999, no eligible borrower had any outstanding borrowings. The Manager believes it will renew the credit facility upon its expiration with similar terms to those in the current credit facility.

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

(VI)  FORWARD-LOOKING INFORMATION

Except for the historical information contained herein, the discussion in this Form 10-Q/A contains forward-looking statements that involve risks and uncertainties, such as statements of the Fund's plans, objectives, expectations, and intentions. The cautionary statements made in this Form 10-Q/A should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q/A. The Fund's actual results could differ materially from those discussed here.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Fund's primary market risk exposure is that of currency devaluation risk. During the nine months ended September 30, 1999, 73% of the Fund's total lease revenues from wholly-and partially-owned equipment came from non-United States domiciled lessees. Most of the leases require payment in United States (U.S.) currency. If these lessee's currency devalues against the U.S. dollar, the lessees could encounter difficulty in making the U.S. dollar denominated lease payment.
















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


                                 PROFESSIONAL LEASE MANAGEMENT
                                 INCOME FUND I, L.L.C.
                                 By:   PLM Financial Services, Inc.
                                       Manager


  Dated: January 24, 2000        By:  /s/ Richard K Brock
                                      ------------------------------
                                      Richard K Brock
                                      Vice President and
                                      Corporate Controller