Form 10-K
period 1999-12-31
PROFESSIONAL LEASE MANAGEMENT INCOME FUND I LLC
filed 2000-03-28
CIK 928956

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------
                                    FORM 10-K


[X]      ANNUAL  REPORT   PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999.

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

Aggregate market value of voting stock:  N/A

An index of exhibits filed with this Form 10-K is located at page 26.

Total number of pages in this report:  54.

                                     PART I
ITEM 1.  BUSINESS

(A)  Background

In August 1994, PLM Financial Services, Inc. (FSI or the Manager), a wholly-owned subsidiary of PLM International, Inc. (PLMI International or PLMI), filed a Registration Statement on Form S-1 with the Securities and Exchange Commission with respect to a proposed offering of 5,000,000 Class A units (the units) in Professional Lease Management Income Fund I, L.L.C. (Fund), a Delaware Limited Liability Company (the Fund). The Fund's offering became effective on January 23, 1995. The Fund engages in the business of investing in a diversified equipment portfolio consisting primarily of used, long-lived, low-obsolescence capital equipment that is easily transportable by and among prospective users.

The Fund's primary objectives are:

     (1) to invest in a diversified portfolio of low-obsolescence equipment having long lives and high residual values, at prices that the Manager believes to be below inherent values, and to place the equipment on lease or under other contractual arrangements with creditworthy lessees and operators of equipment. All transactions over $1.0 million must be approved by the PLMI Credit Review Committee (the Committee), which is made up of members of PLMI's senior management. In determining a lessee's creditworthiness, the Committee will consider, among other factors, the lessee's financial statements, internal and external credit ratings, and letters of credit.

     (2) to generate cash distributions, which may be substantially tax-deferred (i.e., distributions that are not subject to current taxation) during the early years of the Fund.

     (3) to create a significant degree of safety relative to other equipment leasing investments through the purchase of a diversified equipment portfolio. This diversification reduces the exposure to market fluctuations in any one sector. The purchase of used, long-lived, low-obsolescence equipment, typically at prices that are substantially below the cost of new equipment, also reduces the impact of economic depreciation and can create the opportunity for appreciation in certain market situations, where supply and demand return to balance from oversupply conditions.

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

The offering of units of the Fund closed on May 13, 1996. As of December 31, 1999, there were 4,975,321 units outstanding. The Manager contributed $100 for its Class B Member interest in the Fund. The Manager paid out of its own corporate funds (as a capital contribution to the Fund) all organization and syndication expenses incurred in connection with the offering; therefore, 100% of the net cash proceeds received by the Fund from the sale of Class A Units were used to purchase equipment and establish any required cash reserves.

Beginning in the Fund's seventh year of operation, which commences January 1, 2003, the Manager will stop reinvesting cash flow and surplus funds, if any, less reasonable reserves, which will be distributed to the partners. Between the eighth and tenth years of operations, the Manager intends to begin its dissolution and liquidation of the Fund in an orderly fashion, unless the Fund is terminated earlier upon sale of all of the equipment or by certain other events. However, under certain circumstances, the term of the Fund may be extended, although in no event will the Fund extend beyond December 31, 2010.

Table 1, below, lists the equipment and the original cost of equipment in the Fund's portfolio, and the original cost of investments in unconsolidated special-purpose entities, as of December 31, 1999 (in thousands of dollars):

                                     TABLE 1


 Units                 Type                                          Manufacturer                          Cost
------------------------------------------------------------------------------------------------------------------------

Owned equipment held for operating leases:

      2   Anchor handling supply marine
            vessels                                   Moss Point                                     $       17,700
      1   Oil tanker marine vessel                    Hyundai                                                17,000
      1   Bulk carrier marine vessel                  Hitachi Shipbuilding & Engineering Co.                 12,256
      4   737-200A stage II commercial
             aircraft                                 Boeing                                                 20,605
    350   Pressurized tank railcars                   Various                                                 9,294
    100   Covered hopper railcars                     Various                                                 5,444
    246   Box railcars                                Various                                                 4,972
    152   Foodservice refrigerated trailers           Various                                                 7,020
    443   Piggyback trailers                          Various                                                 6,666
     99   Dry trailers                                Various                                                 1,676
     29   Refrigerated trailers                       Various                                                   834
  4,430   Marine containers                           Various                                                 9,942
                                                                                                     -------------------

          Total owned equipment held for operating leases                                            $      113,409<F1>1
                                                                                                     ===================

Investments in unconsolidated special-purpose entities:

   0.50   Trust owning an MD-82
            stage III commercial aircraft             McDonnell Douglas                              $        7,775<F2>2
   0.50   Trust owning an MD-82
            stage III commercial aircraft             McDonnell Douglas                                       6,825<F2>2
   0.50   Container cargo feeder marine
            vessel                                    O. C. Staalskibsvaerft A/F                              3,836<F2>2
                                                                                                     -------------------

              Total investments in unconsolidated special-purpose entities                           $       18,436<F1>1

<F1>
------------------
1 Includes equipment and investments purchased with the proceeds from capital contributions, undistributed cash flow from operations, and fund borrowings. Includes costs capitalized subsequent to the date of purchase.

2  Jointly owned by the Fund and an affiliated program.



The equipment is generally leased under operating leases for a term of one to six years.

As of December 31, 1999, approximately 39% of the Fund's trailer equipment was in rental facilities operated by PLM Rental, Inc., an affiliate of the Manager, doing business as PLM Trailer Leasing. Rents are reported as revenue in accordance with Financial Accounting Standards Board Statement No. 13 "Accounting for Leases". Direct expenses associated with the equipment are charged directly to the Fund. An allocation of other indirect expenses of the rental yard operations is charged to the Fund monthly.

The lessees of the equipment include, but are not limited to: Norfolk Southern, Varig South America, Trans World Airlines, Capital Lease, LTD., and Burlington Northern Rail.

(B)  Management of Fund Equipment

The Fund has entered into an equipment management agreement with PLM Investment Management, Inc. (IMI), a wholly-owned subsidiary of FSI, for the management of the Fund's equipment. The Fund's management agreement with IMI is to co-terminate with the dissolution of the Fund unless the Class A members vote to terminate the agreement prior to that date, or at the discretion of the Manager. IMI has agreed to perform all services necessary to manage the equipment on behalf of the Fund and to perform or contract for the performance of all obligations of the lessor under the Fund's leases. In consideration for its services and pursuant to the Operating Agreement, IMI is entitled to a monthly management fee. (See Notes 1 and 2 to the audited financial statements).

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

The Fund also competes with many equipment lessors, including ACF Industries, Inc. (Shippers Car Line Division), GATX Corporation, General Electric Railcar Services Corporation, General Electric Capital Aviation Services Corporation, Xtra Corporation, and other investment programs that lease the same types of equipment.

(D)  Demand

The Fund currently operates in the following operating segments: marine vessel leasing, commercial aircraft leasing, railcar leasing, trailer leasing, and marine containers leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers. Except for those aircraft leased to passenger air carriers, the Fund's equipment and investments are used to transport materials and commodities, rather than people.

The following section describes the international and national markets in which the Fund's capital equipment operates:

(1)  Marine Vessels

The Fund owns or has investments in small to medium-sized dry bulk vessels, oil tankers, and container vessels, all of which operate in international markets carrying a variety of commodity-type cargoes. Demand for commodity-based shipping is closely tied to worldwide economic growth patterns, which can affect demand by causing changes in volume on trade routes. The Manager operates several of the Fund's vessels through spot and period charters, an approach that provides the flexibility to adapt to changes in market conditions. The Fund also owns anchor-handling supply vessels that operate through bareboat charters.

(a) Anchor Handling Supply Vessels

The Fund owns two United States (US)-flagged anchor-handling supply vessels used to support rig drilling operations in the US Gulf of Mexico. Although this type of vessel can be used in other regions, the US Gulf of Mexico is the more desirable market due to US maritime law which stipulates that only US-flagged vessels be used in this region.

Demand for anchor-handling vessels depends primarily on the demand for floating drilling services by oil companies. During 1999, demand for such services remained at 1997-1998 levels, however several higher-capacity vessels were delivered during 1998-1999, resulting in lower utilization and lease rates for marine vessels the size owned by the Fund.

The 1999 recovery in oil prices has led forecasters to expect an increase in drilling activity for 2000, as rising oil prices improve the economics of offshore oil and gas development. Oil companies are expected to increase their drilling programs during 2000, although it is uncertain by how much. Increases in capacity brought about by new building may delay a return to the higher utilization and lease rate levels experienced during prior to 1997.

(b) Oil Tanker Vessel

The Fund owns a small to medium-size oil tanker that operates in international markets carrying crude oil cargoes. Demand for crude oil shipping closely follows worldwide economic growth patterns, which can alter demand by causing changes in volumes on trade routes. The Manager operates the Fund's vessel through spot and period charters, an approach that provides the flexibility to adapt to changes in market conditions.

During 1999, oil tanker markets experienced declines in charter rates and vessel values brought about by volatile oil and oil product prices, relatively low growth in trade volumes, and high rates of new product tanker deliveries. Daily charter rates for standard-size oil tankers were 21% lower than in 1998 and 39% lower than in 1997. This decline was primarily due to a deterioration in oil products trade in European markets.

Since crude oil is the source feedstock for oil products, the products trade is closely tied to crude oil prices. Although 1999 was a year of rising oil prices, volatility in trading appeared to depress actual shipping volumes, particularly in Europe. Although product imports to the United States and Japan increased such that the entire worldwide market grew by 2.7% during 1999, due to the lingering effects of the Asian recession, shipping volumes ended the year below the levels of 1996-1997.

Measured by deadweight tons, the oil tanker fleet grew by only 3.2% during 1999, as overall supply was significantly moderated by a 150% increase in scrapping levels as compared to 1998. For 2000, the oil tanker fleet is expected to expand by a 6.5% rise in new deliveries. This increase is due to the continuing effects of high order levels from the mid-1990s, which was driven by growth in Asian trade and the anticipated effects of the US Oil Pollution Act of 1990. Under this Act, tankers over 25 years old are restricted from trading to the United States if they do not have double bottoms and/or double hulls (similar, though somewhat less stringent restrictions are in place within developing nations). These regulations have the effect of inducing the retirement of older vessels that would otherwise continue trading.

The combined effects of regulatory restrictions and low charter rates are expected to keep scrappings at relatively high levels throughout 2000. However, an anticipated high rate of new tanker deliveries will prevent much improvement in rates and ship values during 2000. Should high scrapping levels continue beyond then, this could offset increases in new deliveries and prevent further significant declines in freight rates and ship values.

(c) Bulk Carrier Vessels

Dry bulk shipping is a cyclical business that induces capital investment during periods of high freight rates and leads to a contraction in investment during periods of low rates. Currently, the industry environment is one of slow growth. Fleet size is relatively stable, the overall bulk carrier fleet grew by less than 1%, as measured by deadweight tons, and the total number of ships shrank slightly in 1999.

Freight rates, after declining in 1998 due, in part, to the Asian recession, improved for dry bulk vessels of all sizes during 1999. Freight rates increased during the year such that by the end of 1999, they had reverted back to 1997 levels, although these levels are still moderate by historical comparison. The 1999 improvement was driven by increases in US grain exports as well as stronger trade in iron ore and steel products.

Total dry bulk trade, as measured in deadweight tons, is estimated to have grown by approximately 2% during 1999, compared to a flat year in 1998. Forecasts for 2000 indicate that bulk trade should continue to grow, albeit at slow rates.

During 1999, ship values reversed the declines of the prior year, ending as much as 30% above the levels seen at the beginning of the year for certain vessel types. This upturn in ship values was due to a general improvement in dry bulk trade as well as increases in the cost of new building as compared to 1998. A slow but steady rise in trade volumes, combined with low fleet expansion, both of which are anticipated to continue in 2000, may provide some basis for increases in freight rates and ship values in the future. For example, it is believed that should growth in demand return to historic levels of 3% annually, this could stimulate increases in freight rates and ship values, and ultimately, induce further investment in new building.

(d) Container Feeder Vessels

Container vessels are used to transport cargo that is shipped in containers. When these vessels move containers from small outlying ports to main transportation hubs serviced by regularly scheduled ocean liners, they are called container feeder vessels.

Container vessels typically carry up to approximately 1,000 20-foot equivalent unit (TEU) containers. For the past several years, this trade has been characterized by growth in both supply and demand, however in 1998, these patterns changed as worldwide container shipments dropped by about 1%. In 1999, this sector resumed growth due to some stabilization of the Asian economies. In the future, containerized shipping is expected to continue to grow somewhat faster than world trade, as more types of cargo are introduced to containerization and larger-sized vessels reduce the cost of main-line container shipments.

After beginning 1999 at low levels, container vessel freight rates staged a recovery late in the first quarter due to increased shipment volumes. Throughout 1999, vessels carrying over 1,000 TEU containers experienced significant rate improvement, however, such improvement was limited for smaller feeder vessels such as those owned by the Fund. New building of feeder vessels is not expected to undermine any potential for rate improvement, as only 6.1% of the existing fleet was on order as of the end of 1999.

(2)  Commercial Aircraft

After experiencing relatively robust growth over the prior four years, demand for commercial aircraft softened somewhat in 1999. Boeing and Airbus, the two primary manufacturers of new commercial aircraft, saw a decrease in their volume of orders, which totaled 368 and 417 during 1999, compared to 656 and 556 in 1998. The slowdown in aircraft orders can be partially attributed to the full implementation of US Stage III environmental restrictions, which became fully effective on December 31, 1999. Since these restrictions effectively prohibit the operation of noncompliant aircraft in the United States after 1999, carriers operating within or into the United States either replaced or modified all of their noncompliant aircraft before the end of the year. The continued weakness of the Asian economy has also served to slow the volume of new aircraft orders. However, with the Asian economy now showing signs of recovery, air carriers in this region are beginning to resume their fleet building efforts.

Demand for, and values of, used commercial aircraft have been adversely affected by the Stage III environmental restrictions and an oversupply of older aircraft as manufacturers delivered more new aircraft than the overall market required. Boeing predicts that the worldwide fleet of jet-powered commercial aircraft will increase from approximately 12,600 airplanes as of the end of 1998 to about 13,700 aircraft by the end of 2003, an average increase of 220 units per year. However, actual deliveries for the first two years of this period, 1998 and 1999, already averaged 839 units annually. Although some of the resultant surplus used aircraft have been retired, the net effect has been an overall increase in the number of used aircraft available. This has resulted in a decrease in both market prices and lease rates for used aircraft. Weakness in the used commercial aircraft market may be mitigated in the future as manufacturers bring their new production more in line with demand and given the anticipated continued growth in air traffic. Worldwide, demand for air passenger services is expected to increase at about 5% annually and freight services at about 6% per year, for the foreseeable future.

This fund owns 50% of two Stage III-compliant aircraft and 100% of four Stage II aircraft, the latter of which are operating outside of the United States and thus are not subject to Stage III environmental restrictions. All of these aircraft remained on lease during 1999 and were not impacted by the changes in market conditions described above.

(3)  Railcars

(a)  Pressurized Tank Railcars

Pressurized tank cars are used to transport primarily liquefied petroleum gas (natural gas) and anhydrous ammonia (fertilizer). The major US markets for natural gas are industrial applications (40% of estimated demand in 1998), residential use (21%), electrical generation (15%), and commercial applications (14%). Within the fertilizer industry, demand is a function of several factors, including the level of grain prices, the status of government farm subsidy programs, amount of farming acreage and mix of crops planted, weather patterns, farming practices, and the value of the US dollar. Population growth and dietary trends also play an indirect role.

On an industry-wide basis, North American carloadings of the commodity group that includes petroleum and chemicals increased 2.5% in 1999, compared to 1998. Correspondingly, demand for pressurized tank cars remained solid during 1999, with utilization of this type of railcar within the Fund remaining above 98%. While renewals of existing leases continue at similar rates, some cars have been renewed for "winter only" terms of approximately six months. As a result, it is anticipated that there will be more pressurized tank cars than usual coming up for renewal in the spring.

(b)  Covered Hopper (Grain) Railcars

Demand for covered hopper cars, which are specifically designed to service the agricultural industry, continued to experience weakness during 1999. The US agribusiness industry serves a domestic market that is relatively mature, the future growth of which is expected to be consistent but modest. Most domestic grain rail traffic moves to food processors, poultry breeders, and feed lots. The more volatile export business, which accounts for approximately 30% of total grain shipments, serves emerging and developing nations. In these countries, demand for protein-rich foods is growing more rapidly than in the United States, due to higher population growth, a rapid pace of industrialization, and rising disposable income.

Within the United States, 1999 carloadings of agricultural products increased 4.3%, while Canadian carloadings of these products fell 3.4%, resulting in an overall increase within North America of only 2.8% compared to 1998. Since the combined North American shipments for 1998 had decreased 7.7% over the previous year, the 1999 volume, while representing a slight increase, is still below 1997 levels. Another factor contributing to softness in the covered hopper car market has been the large number of new cars built in the last few years. Production of new railcars of all types is estimated to have reached 57,685 cars during 1999, with covered hopper cars representing 19,845, or one-third, of this total. For those covered hopper cars whose leases expired in 1999, both industry-wide and within the Fund, the combination of a lack of strong demand and an excess supply of cars resulted in many of these expiring leases being renewed at considerably lower rates.

(c)  Box Railcars

Boxcars are used primarily to transport paper and paper products. Carloadings of forest products decreased 2.0% in the United States and rose 4.3% in Canada during 1999, compared to 1998. However, during 1999, prospects for the forest products industry showed signs of improvement, largely due to macroeconomic factors, such as the beginning of an economic recovery in Asia, some weakening of the US dollar, and a continued strong domestic economy. The outlook has also improved due to industry-specific factors, most notably a major slowdown in capacity additions.

The Fund's boxcars continued to operate on long-term leases during 1999.

(4)  Trailers

(a)  Foodservice Refrigerated Trailers

Sales within the foodservice distribution industry, which represents the wholesale supply of food and related products to restaurants, grocers, hospitals, schools, and other purveyors of prepared food, have grown at a 4.1% annual rate over the past five years. Foodservice distribution sales within the United States are estimated to have reached over $150 billion during 1999 and are expected to surpass $180 billion by 2005.

This growth is being driven by changes in consumer demographics and lifestyles, as more and more consumers demand fresher, more convenient food products. Increased service demands by consumers coupled with heightened fears over food safety have accelerated the development of new technology for refrigerated trailers and have caused foodservice distributors to seek to upgrade their fleets by either purchasing or leasing newer, more technologically advanced trailers. More foodservice distributors are considering leasing trailers due to the lower capital outlays and quicker access to better equipment that this option offers, particularly in view of the current six- to twelve-month backlog on new trailer orders.

(b)  Intermodal (Piggyback) Trailers

Intermodal trailers are used to transport a variety of goods either by truck or by rail. Over the past decade, intermodal trailers have been gradually displaced by domestic containers as the preferred method of transport for such goods. During 1999, demand for intermodal trailers was more volatile than usual . Slow demand occurred over the first half of the year due to customer concerns over rail service problems associated with mergers in the rail industry, however, demand picked up significantly over the second half of the year due to both a resolution of these service problems and the continued strength of the US economy. Due to rise in demand which occurred over the latter half of 1999, overall, activity within the intermodal trailer market declined less than expected for the year, as total intermodal trailer shipments decreased by only approximately 1.8% compared to the prior year. Average utilization of the entire intermodal fleet rose from 73% in 1998 to 77% in 1999, primarily due to demand exceeding available supply of intermodal trailers during the second part of the year.

The Manager stepped up its marketing and asset management program for the Fund's intermodal trailers during 1999.

Although the trend towards using domestic containers instead of intermodal trailers is expected to continue in the future, overall intermodal trailer shipments are forecast to decline by only 2% to 3% in 2000, compared to the prior year, due to the anticipated continued strength of the overall economy. As such, the nationwide supply of intermodal trailers is expected to remain essentially in balance with demand for 2000. For the Fund's intermodal fleet, the Manager will continue to seek to expand its customer base while minimizing trailer downtime at repair shops and terminals.

(c)  Refrigerated Trailers

The temperature-controlled over-the-road trailer market continued to expand during 1999, although not as quickly as in 1998 when the market experienced very strong growth. The leveling off in 1999 occurred as equipment users began to absorb the increases in supply created over the prior two years. Refrigerated trailer users have been actively retiring their older units and consolidating their fleets in response to improved refrigerated trailer technology. Concurrently, there is a backlog of six to nine months on orders for new equipment.

As a result of these changes in the refrigerated trailer market, it is anticipated that trucking companies and shippers will utilize short-term trailer leases more frequently to supplement their existing fleets. Such a trend should benefit the Fund, whose trailers are typically leased on a short-term basis.

(d)  Dry Trailers

The U.S. dry trailer market remained strong during 1999, as the strong domestic economy resulted in heavy freight volumes. With unemployment low, consumer confidence high, and industrial production sound, the outlook for leasing this type of trailer remains positive, particularly as the equipment surpluses of recent years are being absorbed by the buoyant market. In addition to high freight volumes, improvements in inventory turnover and tighter turnaround times have lead to a stronger overall trucking industry and increased equipment demand.

(5)  Marine Containers

The marine container leasing market started 1999 with industry-wide utilization rates in the mid 70% range, down somewhat from the beginning of 1998. The market strengthened throughout the year such that most container leasing companies reported utilization of 80% by the end of 1999. Offsetting this favorable trend was a continuation of historically low acquisition prices for new containers acquired in the Far East, predominantly China. These low prices put pressure on fleetwide per diem leasing rates.

The Fund took advantage of attractive purchase prices by acquiring several groups of containers during the year. It is the Manager's belief that acquiring containers at these historically low prices will yield strong long-terms results for the Fund.

Industry consolidation continued in 1999 as the parent of one of the world's top ten container lessors finalized the outsourcing of the management of its container fleet to a competitor. However, the Manager believes that such consolidation is a positive trend for the overall container leasing industry, and ultimately will lead to higher industry-wide utilization and increased per diem rates.

(E)  Government Regulations

The use, maintenance, and ownership of equipment are regulated by federal, state, local and/or foreign governmental authorities. Such regulations may impose restrictions and financial burdens on the Fund's ownership and operation of equipment. Changes in government regulations, industry standards, or deregulation may also affect the ownership, operation, and resale of the equipment. Substantial portions of the Fund's equipment portfolio are either registered or operated internationally. Such equipment may be subject to adverse political, governmental, or legal actions, including the risk of expropriation or loss arising from hostilities. Certain of the Fund's equipment is subject to extensive safety and operating regulations, which may require its removal from service or extensive modification of such equipment to meet these regulations, at considerable cost to the Fund.
Such regulations include but are not limited to:

     (1) the U.S. Oil Pollution Act of 1990, which established liability for operators and owners of vessels that create environmental pollution. This regulation has resulted in higher oil pollution liability insurance. The lessee of the equipment typically reimburses the Fund for these additional costs.

     (2) the U.S. Department of Transportation's Aircraft Capacity Act of 1990, which limits or eliminates the operation of commercial aircraft in the United States that do not meet certain noise, aging, and corrosion criteria. In addition, under U.S. Federal Aviation Regulations, after December 31, 1999, no person may operate an aircraft to or from any airport in the contiguous United States unless that aircraft has been shown to comply with Stage III noise levels. The Fund has Stage II aircraft that do not meet Stage III requirements. The cost to install a hush kit to meet quieter Stage III requirements is approximately $2.0 million, depending on the type of aircraft. The Fund's aircraft will remain with the current lessee, which operates in a country that does not require this regulation.

     (3) the Montreal Protocol on Substances that Deplete the Ozone Layer and the United States Clean Air Act Amendments of 1990, which call for the control and eventual replacement of substances that have been found to cause or contribute significantly to harmful effects on the stratospheric ozone layer and that are used extensively as refrigerants in refrigerated trailers.

     (4) the Federal Railroad Administration has mandated that effective July 1, 2000, all jacketed and non-jacketed tank railcars must be re-qualified to insure tank shell integrity. Tank shell thickness, weld seams, and weld attachments must be inspected and repaired if necessary to re-qualify a tank railcar for service. The average cost of this inspection is $1,800 for non-jacketed tank railcars and $3,600 for jacketed tank railcars, not including any necessary repairs. This inspection is to be performed at the next scheduled tank test.

As of December 31, 1999, the Fund was in compliance with the above governmental regulations. Typically, costs related to extensive equipment modifications to meet government regulations are passed on to the lessee of that equipment.

ITEM 2.  PROPERTIES

The Fund neither owns nor leases any properties other than the equipment it has purchased or interests in entities which own equipment for leasing purposes. As of December 31, 1999, the Fund owned a portfolio of transportation and related equipment and investments in equipment owned by unconsolidated special-purpose entities (USPEs), as described in Item I, Table 1. The Fund acquired equipment with the proceeds of the Fund offering of $100.0 million, proceeds of debt financing of $25.0 million, and by reinvesting a portion of its operating cash flow in additional equipment.

The Fund maintains its principal office at One Market, Steuart Street Tower, Suite 800, San Francisco, California 94105-1301. All office facilities are provided by FSI without reimbursement by the Fund.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Fund's members during the fourth quarter of its fiscal year ended December 31, 1999.

                                     PART II

ITEM 5.    MARKET FOR THE FUND'S EQUITY AND RELATED UNITHOLDER MATTERS

Pursuant  to the terms of the  operating  agreement,  the  Manager is  generally entitled to a 1% interest in the profits and losses and 15% of cash distributions. The Manager will be specially allocated (i) 100% of the Fund's organizational and offering cost amortization expenses and (ii) income equal to the excess of cash distribution over the Manager`s 1% share of net profits. The effect on the Class A members of this special income allocation will be to increase the net loss or decrease the net profits allocable to the Class A members by an equal amount. After the investors receive cash distributions equal to their original capital contributions the Manager's interest in the cash distributions of the Fund will increase to 25%. The Manager is the sole holder of such interests. The remaining interests in the profits and losses and distributions of the Fund are owned as of December 31, 1999, by the 4,986 holders of Units in the Fund.

There are several secondary markets in which Class A units trade. Secondary markets are characterized as having few buyers for limited partnership interests and, therefore, are generally viewed as inefficient vehicles for the sale of units. Presently, there is no public market for the units and none is likely to develop. To prevent the units from being considered publicly traded and thereby to avoid taxation of the Fund as an association treated as a corporation under the Internal Revenue Code, the units will not be transferable without the consent of the Manager, which may be withheld in its absolute discretion. The Manager intends to monitor transfers of units in an effort to ensure that they do not exceed the percentage or number permitted by certain safe harbors promulgated by the Internal Revenue Service. A transfer may be prohibited if the intended transferee is not an U.S. citizen or if the transfer would cause any portion of the units of a "Qualified Plan" as defined by the Employee Retirement Income Security Act of 1974 and Individual Retirement Accounts to exceed the allowable limit. The Fund may redeem a certain number of units each year under the terms of the Fund's operating agreement. The purchase price paid by the Fund for outstanding Class A Units upon redemption will be equal to 105% of the amount Class A Members paid for the Class A Units, less the amount of cash distributions Class A Members have received relating to such Class A Units. The price may not bear any relationship to the fair market value of a Class A Unit. As of December 31, 1999, the Fund had agreed to purchase approximately 4,000 units for an aggregate price of approximately $49,000. The Manager anticipates that these units will be purchased in the first and second quarters of 2000. As of December 31, 1999, the Fund has purchased a cumulative total of 24,260 Class A units for a cost of $0.3 million. In addition to these units, the Manager may purchase additional units on behalf of the Fund in the future.

ITEM 6.    SELECTED FINANCIAL DATA

Table 2, below, lists selected financial data for the Fund:

                                     TABLE 2

                        For the Years Ended December 31,
         (In thousands of dollars, except weighted-average unit amounts)


                                                                    1999          1998         1997          1996           1995
                                                                -------------------------------------------------------------------

Operating results:
 Total revenues                             $    26,483       $   28,301       $   22,920        $   11,295     $    4,150
 Net gain on disposition of
  equipment                                          23            2,759            1,682                --             25
 Equity in net income (loss) of
  unconsolidated special-purpose
  entities                                        1,761            2,390            1,453              (256)            69
 Net income (loss)                               (2,401)           4,316           (2,052)           (2,392)          (618)

At year-end:
 Total assets                               $    80,533       $   99,635       $  108,524        $   87,755     $   62,589
 Total liabilities                               29,935           28,905           29,337             1,466          1,187
 Note payable                                    25,000           25,000           25,000                --             --

Cash distribution                           $    11,690       $   11,765       $   11,763        $    9,832     $    1,303

Cash distribution representing
 a return of capital to Class A members     $     9,930       $    7,405       $    9,998        $    8,471     $    1,180

Per weighted-average Class A unit:

Net income (loss)                           $     (0.81)<F1>1 $     0.52<F1>1  $    (0.75) <F1>1

Cash distribution                           $      1.99       $     2.00       $     2.00            Various, according to
                                                                                                       interim closings
Cash distribution representing a return
 of capital to Class A members              $      1.99       $     1.48       $     2.00





<F1>
-------------------------------
1    After reduction of $1.7 million ($0.33 per weighted-average Class A unit)
in 1999, $1.6 million ($0.33 per weighted-average Class A unit) in 1998, and $1.8 million ($0.35 per weighted-average Class A unit) in 1997, representing special allocations to the Manage (see Note 1 to the financial statements).







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

(B)  Results of Operations -- Factors Affecting Performance

(1)  Re-leasing Activity and Repricing Exposure to Current Economic Conditions

The exposure of the Fund's equipment portfolio to repricing risk occurs whenever the leases for the equipment expire or are otherwise terminated and the equipment must be remarketed. Major factors influencing the current market rate for the Fund's equipment include, but are not limited to, supply and demand for similar or comparable types of transport capacity, desirability of the equipment in the leasing market, market conditions for the particular industry segment in which the equipment is to be leased, overall economic conditions, and various regulations concerning the use of the equipment. Equipment that is idle or out of service between the expiration of one lease and the assumption of a subsequent lease can result in a reduction of contribution to the Fund. The Fund experienced re-leasing or repricing activity in 1999, primarily in its trailer, marine vessel and railcars portfolios.

(a) Trailers: The Fund's trailer portfolio operates in short-term rental facilities or with short-line railroad systems. The relatively short duration of most leases in these operations exposes the trailers to considerable re-leasing and repricing activity.

(b) Marine vessels: Certain of the Fund's marine vessels (wholly and partially owned) operated in the time charter markets throughout 1999. Time charters are of a short duration (such as a single voyage of 10 - 45 days), or may be of extended duration (as much as three years) in weaker markets. Short duration charters are the dominant forms of contract.

In addition, in 1999, one of the Fund's anchor handling supply marine vessels was re-leased at a significantly lower rate, due to soft market conditions. If the economic conditions remain the same, a similar trend of lower re-lease rates will occur for the Fund's remaining anchor handling marine vessel when the current lease expires in the year 2000.

(c) Railcars: The relatively short duration of most leases in these operations exposes the railcars to considerable re-leasing and repricing activity. Lease revenue decreased $0.1 million due to lower re-lease rates for a group of railcars in the year ended December 31, 1999 compared to the same period in 1998.

(2)  Equipment Liquidations and Nonperforming Lessees

Liquidation of Fund equipment and investments in unconsolidated special-purpose entities (USPEs), unless accompanied by an immediate replacement of additional equipment earning similar rates (see Reinvestment Risk, below), represents a reduction in the size of the equipment portfolio and may result in a reduction of contribution to the Fund. Lessees not performing under the terms of their leases, either by not paying rent, not maintaining or operating the equipment in accordance with the conditions of the leases, or other possible departures from the leases, can result not only in reductions in contribution, but also may require the Fund to assume additional costs to protect its interests under the leases, such as repossession or legal fees. The Fund experienced the following in 1999:

Liquidations: During 1999, the Fund received proceeds of $14.5 million from the sale and disposal of trailers, railcars and its interest in two trusts that own a total of three commercial aircraft, two aircraft engines, and a portfolio of aircraft rotables, and its interest in an entity that owned a mobile offshore drilling unit.

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

During the first six years of operations which ends December 31, 2002, the Fund intends to increase its equipment portfolio by investing surplus cash in additional equipment after fulfilling operating requirements and paying distributions to the Members. Subsequent to the end of the reinvestment period, the Fund will continue to operate for an additional two years, then begin an orderly liquidation over an anticipated two-year period.

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

During 1999, the Fund acquired a group of marine containers for $9.9 million and a group of trailers for $1.4 million.

(4)  Equipment Valuation

In accordance with Financial Accounting Standards Board statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Manager reviews the carrying value of the Fund's equipment portfolio at least quarterly and whenever circumstances indicate that the carrying value of an asset may not be recoverable in relation to expected future market conditions for the purpose of assessing the recoverability of the recorded amounts. If the undiscounted projected future cash flows and fair value are less than the carrying value of the equipment, a loss on revaluation is recorded. Reductions of $3.9 million to the carrying value of two marine vessels were required during 1999. Reductions of $1.0 million to the carrying value of partially owned equipment were required during 1998. No reductions were required to the carrying value of equipment during 1997.

As of December 31, 1999, the Manager estimated the current fair market value of the Fund's equipment portfolio, including the Fund's interest in equipment owned by USPEs, to be $95.6 million. This estimate is based on recent market transactions for equipment similar to the Fund's equipment portfolio and the Fund's interest in equipment owned by USPEs. Ultimate realization of fair market value by the Fund may differ substantially from the estimate due to specific market conditions, technological obsolescence, and government regulations, among other factors that the Manager cannot accurately predict.

(C) Financial Condition--Capital Resources, Liquidity, and Unit Redemption Plan

The Manager purchased the Fund's equipment portfolio with capital raised from its initial equity offering of $100.0 million and permanent debt financing of $25.0 million. No further capital contributions from Class A Members are permitted under the terms of the Fund's operating agreement. The Fund relies on operating cash flow to meet its operating obligations, make cash distributions to Members, and increase the Fund's equipment portfolio with any remaining available surplus cash. The total outstanding debt, currently $25.0 million, can be increased with borrowings from the short-term Committed Bridge Facility in an aggregate principal amount not to exceed the lesser of $10.0 million or 50% of the aggregate principal amount of the Notes outstanding at the time of issuance and not to remain outstanding for more than 179 days.

The Fund intends to rely on operating cash flow to meet its operating obligations, make cash distributions to Class A Members, and increase the Fund's equipment portfolio through reinvestment of any remaining surplus cash available in additional equipment.

For the year ended December 31, 1999, the Fund generated $17.5 million in operating cash (net cash provided by operating activities plus minority interests and non-liquidating cash distributions from USPEs) to meet its operating obligations and make distributions of $11.7 million to the members.

Lessee deposits and reserve for repairs increased $0.8 million during the year ended December 31, 1999 compared to the same period in 1998. Reserves for aircraft engine repairs increased $0.6 million due to additional lessee deposits, and security deposits increased $0.4 million due to a security deposit from a container lessee. Lessee prepaid deposits decreased $0.2 million due to fewer lessee's prepaying future lease revenue.

During the year ended December 31, 1999, the Fund purchased 4,430 marine containers and 65 dry trailers for a total cost of $11.4 million.

During the year ended December 31, 1999, the Fund sold trailers and railcars with an aggregate net book value of $0.1 million, for proceeds of $0.2 million. During 1999, the Manager sold the Fund's 61% interest in an entity owning a mobile offshore drilling unit with a net investment of $7.2 million for proceeds of $7.2 million. Also, during 1999, the Manager sold the Fund's 33% interest in two trusts that owned a total of three Boeing 737-200A stage II commercial aircraft, two stage II aircraft engines, and a portfolio of aircraft rotables. The trusts were sold for proceeds of $7.1 million for its net investment of $3.8 million.

Pursuant to the terms of the operating agreement, beginning in the fourth quarter of 1998, the Fund may, at the sole discretion of the Manager, redeem up to 2% of the outstanding Class A units each year. The purchase price paid by the Fund for outstanding Class A Units upon redemption will be equal to 105% of the amount Class A Members paid for the Class A Units, less the amount of cash distributions Class A Members have received relating to such Class A Units. The price may not bear any relationship to the fair market value of a Class A Unit. As of December 31, 1999, the Fund had agreed to purchase approximately 4,000 units for an aggregate price of approximately $49,000. The Manager anticipates that these Class A units will be purchased in the first and second quarters of 2000. In addition to these units, the Manager may purchase additional units on behalf of the Fund in the future.

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

The Manager has entered into a joint $24.5 million credit facility (the Committed Bridge Facility) on behalf of the Fund, PLM Equipment Growth Fund VI (EGF VI) and PLM Equipment Growth & Income Fund VII (EGF VII), both affiliated investment programs; and TEC Acquisub, Inc. (TECAI), an indirect wholly-owned subsidiary of the Manager, which may be used to provide interim financing of up to (i) 70% of the aggregate book value or 50% of the aggregate net fair market value of eligible equipment owned by the Fund, plus (ii) 50% of unrestricted cash held by the borrower. The Fund, EGF VI, EGF VII, and TECAI collectively may borrow up to $24.5 million of the Committed Bridge Facility. Outstanding borrowings by one borrower reduce the amount available to each of the other borrowers under the Committed Bridge Facility. The Committed Bridge Facility also provides for a $5.0 million Letter of Credit Facility for the eligible borrowers. Individual borrowings may be outstanding for no more than 179 days, with all advances due no later than June 30, 2000. Interest accrues at either the prime rate or adjusted LIBOR plus 1.625% at the borrower's option and is set at the time of an advance of funds. Borrowings by the Fund are guaranteed by the Manager. As of December 31, 1999 and March 27, 2000, no eligible borrower had any outstanding borrowings. The Manager believes it will be able to renew the Committed Bridge Facility upon its expiration with similar terms as those in the current Committed Bridge Facility.

The Manager has not planned any expenditures, nor is it aware of any contingencies that would cause it to require any additional capital to that mentioned above.

(D)  Results of Operations -- Year to Year Detail Comparison

(1) Comparison of the Fund's Operating Results for the Years Ended December 31, 1999 and 1998

(a)  Owned Equipment Operations

Lease revenues less direct expenses (defined as repair and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment decreased during the year ended December 31, 1999, when compared to the same period of 1998. Gains or losses from the sale of equipment, interest and other income and certain expenses such as depreciation and amortization and general and administrative expenses relating to the operating segments (see Note 5 to the audited financial statements), are not included in the owned equipment operation discussion because they are more indirect in nature, not a result of operations but more the result of owning a portfolio of equipment.

In September 1999, the Manager amended the corporate-by-laws of certain USPEs in which the Fund, or any affiliated program, owns an interest greater than 50%. The amendment to the corporate-by-laws provided that all decisions regarding the acquisition and disposition of the investment as well as other significant business decisions of that investment would be permitted only upon unanimous consent of the Fund and all the affiliated programs that have an ownership in the investment. As such, although the Fund may own a majority interest in a USPE, the Fund does not control its management and thus it is appropriate that the equity method of accounting be used after adoption of the amendment. As a result of the amendment, as of September 30, 1999, all jointly owned equipment in which the Fund owned a majority interest, which had been consolidated, were reclassified to investments in USPEs. Lease revenues and direct expenses for jointly owned equipment in which the Fund held a majority interest were reported under the consolidation method of accounting during the nine months ended September 30, 1999 and were included with the owned equipment operations. For the three months ended December 31, 1999, lease revenues and direct expenses for this entity is reported under the equity method of accounting and is included with the operations of the unconsolidated special-purpose entities (USPEs).

The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                                                                                For the Years
                                                                              Ended December 31,
                                                                            1999              1998
                                                                         -----------------------------

  Marine vessels                                                         $   4,990          $ 5,794
  Aircraft                                                                   4,028            4,525
  Mobile offshore drilling unit                                              3,494            3,936
  Railcars                                                                   3,179            3,323
  Trailers                                                                   2,976            3,263
  Marine containers                                                          1,326               --

Marine vessels: Marine vessel lease revenues and direct expenses were $9.5 million and $4.5 million, respectively, for the year ended December 31, 1999, compared to $8.7 million and $2.9 million, respectively, during the same period of 1998. The purchase of two marine vessels during 1998 generated $2.0 million in additional lease revenues in 1999. Lease revenue decreased $1.0 million for two other marine vessels due to lower re-lease rates earned during the year ended December 31, 1999 compared to the same period in 1998. In addition, lease revenues decreased $0.2 million during 1999 due to the drydocking of a marine vessel for approximately three weeks, during which it was off lease. Direct expenses increased $2.2 million in the year ended December 31, 1999 compared to the same period in 1998 due to the purchase of a marine vessel at the end of the second quarter of 1998. The increase in direct expenses for a marine vessel was offset, in part, by a decrease of $0.2 million for another marine vessel that was in dry-docking and thus not incurring operating expenses for approximately three weeks during 1999. In addition, direct expenses decreased $0.4 million for this marine vessel due to lower marine operating expenses during the year ended December 31, 1999, compared to the same period in 1998.

Aircraft: Aircraft lease revenues and direct expenses were $4.1 million and $29,000, respectively, for the year ended December 31, 1999, compared to $4.6 million and $42,000, respectively, during the same period of 1998. Aircraft contribution decreased due to the sale of an aircraft in the second quarter of 1998.

Mobile offshore drilling unit: Mobile offshore drilling unit lease revenues and direct expenses were $3.6 million and $0.1 million, respectively, for the year ended December 31, 1999, compared to $4.0 million and $0.1 million, respectively, during the same period of 1998. Lease revenues for the Fund's mobile offshore drilling unit decreased $0.4 million for the year ended December 31, 1999 when compared to the same period of 1998 due to the change in accounting treatment of majority held equipment from the consolidation method of accounting to the equity method of accounting.

Railcars: Railcar lease revenues and direct expenses were $3.8 million and $0.6 million, respectively, for the year ended December 31, 1999, compared to $4.0 million and $0.6 million, respectively, during the same period of 1998. Lease revenue decreased $0.1 million due to lower re-lease rates for a group of railcars in the year ended December 31, 1999 compared to the same period in 1998. In addition, lease revenue decreased $0.1 million resulting from the sale or disposition of railcars in 1998 and 1999.

Trailers: Trailer lease revenues and direct expenses were $3.9 million and $0.9 million, respectively, for the year ended December 31, 1999, compared to $3.9 million and $0.6 million, respectively, during the same period of 1998. Direct expenses increased due to repairs required on certain trailers during the year ended December 31, 1999, which were not needed in the same period in 1998.

Marine containers: Marine container lease revenues were $1.3 million for the year ended December 31, 1999. Marine container contribution increased due to the purchase of marine containers in the second quarter of 1999.

(b)   Interest and Other Income

Interest and other income decreased $0.1 million due to lower average cash balances in the year ended December 31, 1999, compared to the same period in 1998.

(c)   Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $23.7 million for the year ended December 31, 1999 increased from $21.6 million for the same period in 1998. Significant variances are explained as follows:

(i) Loss on revaluation of equipment increased $3.9 million during the year ended December 31, 1999 compared to the same period in 1998. In 1999, the Fund reduced the carrying value of two marine vessels to their estimated net realizable value. No revaluation of equipment was required on wholly owned equipment in 1998.

(ii) A $0.1 million increase in bad debt expenses was due to the Manager's evaluation of the collectibility of receivables due from certain lessees.

(iii) A $1.9 million decrease in depreciation and amortization expenses from 1998 levels resulted from an approximately $3.6 million decrease due to the use of the double-declining balance depreciation method which results in greater depreciation the first years an asset is owned, an approximately $0.7 million decrease as a result of the change in accounting treatment of majority held equipment from the consolidation method of accounting to the equity method of accounting, and approximately $0.2 million decrease due to the sale of certain assets during 1999 and 1998. These decreases were partially offset by an approximately $2.6 million increase in depreciation expense from the purchase of equipment during 1999 and 1998.

(d)  Net Gain on Disposition of Owned Equipment

The net gain on disposition of equipment for the year ended December 31, 1999 totaled $23,000 which resulted from the sale of railcars and trailers with an aggregate net book value of $0.1 million, for proceeds of $0.2 million. Net gain on disposition of equipment for the year ended December 31, 1998 totaled $2.8 million, and resulted from the sale of an aircraft, a railcar and trailers with an aggregate net book value of $2.6 million, for proceeds of $5.4 million.

(e)  Minority Interest

Minority interest expense increased $0.2 million in 1999 when compared to 1998 due to a increase in net income of the entity in which the Fund owned a majority interest.

(f)  Equity in Net Income of Unconsolidated Special-Purpose Entities

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars).

                                               For the Years Ended
                                                  December 31,
                                               1999            1998
                                          ----------------------------

  Aircraft                                  $  1,836        $   3,834
  Mobile offshore drilling unit                  206               --
  Marine vessel                                 (281)          (1,444)
                                          -----------------------------
        Equity in Net Income of USPEs       $  1,761        $   2,390
                                          =============================

Aircraft: As of December 31, 1999, the Fund owned interests in two trusts that each owns a commercial aircraft. As of December 31, 1998, the Fund owned interests in two trusts that owned a commercial aircraft, and an interest in two trusts that own a total of three commercial aircraft, two aircraft engines, and a portfolio of aircraft rotables. During the year ended December 31, 1999, aircraft lease revenues were $2.1 million and gain from the sale of the Fund's interest in two trusts that owned a total of three commercial aircraft, two aircraft engines, and a portfolio of aircraft rotables of $3.3 million was offset by expenses of $3.6 million. During the year ended December 31, 1998, aircraft lease revenues were $4.3 million and gain from the sale of the Fund's interest in two trusts that owned commercial aircraft of $6.3 million was offset by expenses of $6.8 million. Lease revenues decreased $2.5 million due to the sale of the Fund's investment in two trusts containing ten commercial aircraft in 1998, and the sale of the Fund's investment in two trusts that owned a total of three commercial aircraft, two stage II aircraft engines, and a portfolio of aircraft rotables in 1999. The decrease in lease revenues caused by these sales was offset, in part, by $0.3 million in additional lease revenue from the purchase of two additional trusts each owning an MD-82 commercial aircraft during 1998. The decrease in expenses of $3.2 million was primarily due to lower depreciation expense resulting from an approximately $1.6 million decrease due to the sale of the Fund's interest in four trusts and an approximately $2.1 million decrease due to the double declining-balance method of depreciation which results in greater depreciation in the first years an asset is owned. These increases were offset, in part, by an approximately $0.5 million increase in depreciation expense due to the Fund's investment in two additional trusts during 1998.

Mobile offshore drilling unit: During 1999 the Fund owned an interest in a mobile offshore drilling unit. During the year ended December 31, 1999, revenues of $0.2 million were offset by the loss of $15,000 from the sale of this entity and administrative expenses of $32,000. The increase in lease revenues and expenses in 1999 as compared to the same period in 1998 were primarily due to the change in accounting treatment for majority held equipment from the consolidation method to the equity method.

Marine vessel: As of December 31, 1999 and 1998, the Fund had an interest in an entity that owns a marine vessel. During the year ended December 31, 1999, revenues of $0.8 million were offset by depreciation and administrative expenses of $1.1 million. During the year ended December 31, 1998, marine vessel revenues of $0.9 million were offset by depreciation and administrative expenses of $1.3 million, and a loss on the revaluation of a marine vessel of $1.0 million. Lease revenue decreased $0.2 million in the year ended December 31, 1999 compared to the same period in 1998, due to lower re-lease rates as a result of softer market conditions. The decrease was offset, in part, by an increase of $0.1 million in lease revenues due to a marine vessel that the Fund owns an interest in being off-hire for 20 days in the year ended December 31, 1998 compared to 2 days in the same period in 1999. Expenses decreased due to the decrease of $0.2 million in depreciation expense as a result of the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned. Loss on revaluation of equipment of $1.0 million for the year ended December 31, 1998, resulted from the Fund reducing the carrying value of its interest in an entity owning a marine vessel to its estimated net realizable value. No loss on revaluation of its interest in the marine vessel was required during the same period of 1999.

(g)  Cumulative Effect of Accounting Change

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," which requires costs related to start-up activities to be expensed as incurred. The statement requires that initial application be reported as a cumulative effect of a change in accounting principle. The Fund adopted this statement during the year ended December 31, 1999, at which time it took a $0.1 million charge, related to start-up costs of the Fund.

(h)   Net Income (Loss)

As a result of the foregoing, the Fund had net loss of $2.4 million for the year ended December 31, 1999, compared to net income of $4.3 million during the same period of 1998. The Fund's ability to acquire, operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Fund's performance in the year ended December 31, 1999 is not necessarily indicative of future periods. In the year ended December 31, 1999, the Fund distributed $9.9 million to Class A members, or $1.99 per weighted-average Class A unit.

(2) Comparison of the Fund's Operating Results for the Years Ended December 31, 1998 and 1997

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

                                         For the Years Ended
                                            December 31,
                                         1998             1997
                                       ----------------------------

  Marine vessels                       $  5,794       $    2,085
  Aircraft                                4,525            4,994
  Mobile offshore drilling unit           3,936            4,989
  Railcars                                3,323            2,712
  Trailers                                3,263            3,250

Marine vessels: Marine vessel lease revenues and direct expenses were $8.7 million and $2.9 million, respectively, for the year ended December 31, 1998, compared to $3.7 million and $1.6 million, respectively, during the same period of 1997. Marine vessel lease revenues and direct expenses increased due to the purchase of a marine vessel at the end of the second quarter of 1997 and a marine vessel in each of the first and second quarters of 1998.

Aircraft: Aircraft lease revenues and direct expenses were $4.6 million and $42,000, respectively, during the year ended December 31, 1998, compared to $5.0 million and $43,000, respectively, during the same period of 1997. Aircraft contribution decreased due to the sale of an aircraft at the end of the second quarter of 1998.

Mobile offshore drilling unit (MODU): MODU lease revenues and direct expenses were $4.0 million and $0.1 million, respectively, for the year ended December 31, 1998, compared to $5.1 million and $0.1 million, respectively, for the year ended December 31, 1997. Lease revenue increased $0.6 million and direct expenses increased $0.1 million during 1998, compared to the same period in 1997 due to the increase of the Fund's investment in an entity that owns a MODU late in the first quarter of 1997. This increase in net contribution was offset, in part, by a decrease in lease revenue of $1.6 million and a decrease in direct expenses of $22,000 during 1998 as a result of the sale of one of the Fund's MODU in the fourth quarter of 1997 as part of the original purchase agreement that gave the charterer the option to purchase the MODU.

Railcars: Railcar lease revenues and direct expenses were $4.0 million and $0.6 million, respectively, for the year ended December 31, 1998, compared to $3.4 million and $0.7 million, respectively, during the same period of 1997. Lease revenues increased in the year ended December 31, 1998, compared to the same period of 1997 due to the purchase of railcars in the first quarter of 1998. Railcar expenses decreased due to lower running repairs required on certain railcars during 1997, that were not needed during 1998.

Trailers: Trailer revenues and direct expenses were $3.9 million and $0.6 million, respectively, for the year ended December 31, 1998, compared to $3.7 million and $0.4 million, respectively, during the same period in 1997. Lease revenues increased during 1998, due to higher utilization earned on trailers operating in the short-term rental facilities when compared to 1997. Expenses increased due to repairs required on certain trailers during 1998, which were not needed in 1997 and due to the purchase of additional trailers.

(b)   Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $21.6 million for the year ended December 31, 1998 decreased from $23.6 million for the same period in 1997. Significant variances are explained as follows:

(i) A $2.6 million decrease in depreciation and amortization expenses from 1997 levels resulted from an approximately $5.6 million decrease in depreciation expense due to the Fund's double-declining balance depreciation method, which results in greater depreciation in the first years an asset is owned, an approximately $1.9 million decrease in depreciation expense due to the sale of the aircraft in the second quarter of 1998, and the sale of the MODU at the end of 1997. The decline was partially offset by an approximately $4.9 million increase in depreciation expense from the purchase of equipment during 1998 and 1997.

(ii) A $0.2 million increase in management fees to affiliate reflects the higher levels of lease revenues in 1998, when compared to 1997.

(iii) A $0.4 million increase in interest expense was due to a higher average debt balance outstanding during 1998 compared to 1997.

(c)  Net Gain on Disposition of Owned Equipment

Net gain on the disposition of equipment for the year ended December 31, 1998, totaled $2.8 million, and resulted from the sale of an aircraft, railcars, and trailers with an aggregate net book value of $2.6 million, for proceeds of $5.4 million. Net gain on the disposition of equipment for the year ended December 31, 1997 totaled $1.7 million, and resulted from the sale of trailers and a MODU with an aggregate net book value of $9.2 million, for net sale proceeds of $10.9 million.

(d)  Minority Interest

Minority interest expense for the entity in which the Fund owned a majority interest increased $0.3 million due to an increase in revenue of $0.1 million offset by a decrease in direct and indirect expenses of $0.2 million during 1998 when compared to 1997.

(e)  Equity in Net Income of Unconsolidated Special-Purpose Entities (USPEs)

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method are presented as follows (in thousands of dollars):

                                                       For the Years Ended
                                                         December 31,
                                                       1998             1997
                                                    ----------------------------

  Aircraft, aircraft engines and rotable components    $   3,834      $   1,795
  Marine vessel                                           (1,444 )         (342)
                                                    ----------------------------
    Equity in net income of USPEs                      $   2,390      $   1,453
                                                    ============================

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

(f)   Net Income (Loss)

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

(E)  Geographic Information

Certain of the Fund's equipment operates in international markets. Although these operations expose the Fund to certain currency, political, credit and economic risks, the Manager believes these risks are minimal or has implemented strategies to control the risks. Currency risks are at a minimum because all invoicing, with the exception of a small number of railcars operating in Canada, is conducted in United States (U.S.) dollars. Political risks are minimized by avoiding countries that do not have a stable judicial system and established commercial business laws. Credit support strategies for lessees range from letters of credit supported by U.S. banks to cash deposits. Although these credit support mechanisms generally allow the Fund to maintain its lease yield, there are risks associated with slow-to-respond judicial systems when legal remedies are required to secure payment or repossess equipment. Economic risks are inherent in all international markets and the Manager strives to minimize this risk with market analysis prior to committing equipment to a particular geographic area. Refer to Note 6 to the audited financial statements for information on the lease revenues, net income (loss), and net book value of equipment in various geographic regions.

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

The Fund's owned equipment on lease to U.S.-domiciled lessees consists of trailers, railcars, and interests in entities that own aircraft. During 1999, U.S. lease revenues accounted for 28% of the total lease revenues from wholly and partially owned equipment, while net loss accounted for $0.2 million of the Fund's net loss of $2.4 million. The loss for equipment operated in the U.S. was due primarily to the double-declining balance method of depreciation on the two aircraft that the Fund owns interests, which results in greater depreciation in the first years an asset is owned.

The Fund's owned equipment on lease to South American-domiciled lessees consists of four aircraft. During 1999, South American lease revenues accounted for 14% of the total lease revenues from wholly and partially owned equipment, while equipment operated in South America generated net income of $1.3 million compared to the Fund's net loss of $2.4 million.

The Fund's equipment on lease to Canadian-domiciled lessees consists of railcars. Lease revenues in Canada accounted for 5% of total lease revenues from wholly and partially-owned equipment while equipment operated in Canada generated net income of $0.5 million compared to the Fund's net loss of $2.4 million.

The Fund's interest in a USPE on lease to European-domiciled lessees consisted of aircraft, aircraft engines, and aircraft rotables. All of the equipment on lease to the European lessee was sold during 1999 and European domiciled operations generated net income of $3.1 million compared to the Fund's net loss of $2.4 million. The Fund sold its interest in this USPE for a net gain of $3.3 million in 1999.

Two wholly-owned marine vessels, marine containers, an investment in an entity that owns a marine vessel and an investment in an entity that owned a mobile offshore drilling unit, which were leased in the rest of the world accounted for 53% of the lease revenues from wholly and partially-owned equipment while the net loss from equipment operated in this region accounted for a $4.7 million net loss compared to Fund's net loss of $2.4 million. The primary reason for this relationship is that the Fund reduced the carrying value of two marine vessels by $3.9 million to reflect their estimated net realizable value.

(F) Effects of Year 2000

As of March 27, 2000, the Fund has not experienced any material Year 2000 (Y2K) issues with either its internally developed software or purchased software. In addition, to date the Fund has not been impacted by any Y2K problems that may have impacted our customers and suppliers. The amount allocated to the Fund by the Manager related to Y2K issues has not been material. The Manager continues to monitor its systems for any potential Y2K issues.

(G)  Inflation

Inflation had no significant impact on the Fund's operations during 1999, 1998, or 1997.

(H)  Forward-Looking Information

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

(I)  Outlook for the Future

Several factors may affect the Fund's operating performance in 2000 and beyond, including changes in the markets for the Fund's equipment and changes in the regulatory environment in which that equipment operates.

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

The Fund intends to use excess cash flow, if any, after payment of expenses, loan principal and interest on debt, and cash distributions, to acquire additional equipment during the first six years of the Fund's operations which conclude December 31, 2002. The Manager believes that these acquisitions may cause the Fund to generate additional earnings and cash flow for the Fund.

Other factors affecting the Fund's contribution in 2000 and beyond include:

1. Freight rates, after declining in 1998 due, in part, to the Asian recession, improved for dry bulk vessels of all sizes during 1999. Total dry bulk trade, as measured in deadweight tons, is estimated to have grown by approximately 2% during 1999, compared to a flat year in 1998. Forecasts for 2000 indicate that bulk trade should continue to grow, albeit at slow rates.

2. In 1999, one of the Fund's anchor handling supply marine vessels was re-leased at a significantly lower rate, due to soft market conditions. If economic conditions remain the same, lower re-lease rates are expected to occur for the Fund's remaining anchor handling marine vessel when the current lease expires in the year 2000.

3. Rates and utilization dropped for oil tanker vessels due to the economic crisis in Asia. The demand in 1999 has shown some signs of recovery, however, rate recovery may take two to three years.

4. The demand for covered hopper cars has softened in the market since 1998, and is expected to continue through 2000. The demand for the other types of railcars has continued to be high, however a softening in the market is expected, which may lead to lower utilization and lower contribution to the Fund.

Several other factors may affect the Fund's operating performance in 2000 and beyond, including changes in the markets for the Fund's equipment and changes in the regulatory environment in which that equipment operates.

(1)  Repricing and Reinvestment Risk

Certain of the Fund's aircraft, marine vessels, railcars, marine containers, and trailers will be remarketed in 2000 as existing leases expire, exposing the Fund to some repricing risk/opportunity. Additionally, the Manager may elect to sell certain underperforming equipment or equipment whose continued operation may become prohibitively expensive. In either case, the Manager intends to re-lease or sell equipment at prevailing market rates; however, the Manager cannot predict these future rates with any certainty at this time, and cannot accurately assess the effect of such activity on future Fund performance. The proceeds from the sold or liquidated equipment will be redeployed to purchase additional equipment, as the Fund is in its reinvestment phase.

(2)  Impact of Government Regulations on Future Operations

The Manager operates the Fund's equipment in accordance with current applicable regulations (see Item 1, Section E, Government Regulations). However, the continuing implementation of new or modified regulations by some of the authorities mentioned previously, or others, may adversely affect the Fund's ability to continue to own or operate equipment in its portfolio. Additionally, regulatory systems vary from country to country, which may increase the burden to the Fund of meeting regulatory compliance for the same equipment operated between countries. Currently, the Manager has observed rising insurance costs to operate certain vessels in U.S. ports, resulting from implementation of the U.S. Oil Pollution Act of 1990. Ongoing changes in the regulatory environment, both in the United States and internationally, cannot be predicted with accuracy, and preclude the Manager from determining the impact of such changes on Fund operations, purchases, or sale of equipment. Under U.S. Federal Aviation Regulations, after December 31, 1999, no person may operate an aircraft to or from any airport in the contiguous United States unless that aircraft has been shown to comply with Stage III noise levels. The Fund has Stage II aircraft that do not meet Stage III requirements. These Stage II aircraft will remain with the current lessee, which operate in a country that does not have these noise restrictions. Furthermore, the Federal Railroad Administration has mandated that effective July 1, 2000, all jacketed and non-jacketed tank railcars must be re-qualified to insure tank shell integrity. Tank shell thickness, weld seams, and weld attachments must be inspected and repaired if necessary to re-qualify a tank railcar for service. The average cost of this inspection is $1,800 for non-jacketed tank railcars and $3,600 for jacketed tank railcars, not including any necessary repairs. This inspection is to be performed at the next scheduled tank test.

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

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Fund's primary market risk exposure is that of currency risk. 72% of the Fund's total lease revenues from wholly-and partially-owned equipment in 1999 came from non-United States domiciled lessees. Most of the leases require payment in United States (U.S.) currency. If these lessees' currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making the U.S. dollar denominated lease payment.

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

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF PLM INTERNATIONAL AND PLM FINANCIAL SERVICES, INC.

As of the date of this annual report, the directors and executive officers of PLM International and of PLM Financial Services, Inc. (and key executive officers of its subsidiaries) are as follows:

Name                                     Age     Position
---------------------------------------- ------- ------------------------------------------------------------------

Robert N. Tidball                        61      Chairman of the Board, Director, President, and Chief Executive
                                                 Officer, PLM International, Inc.;
                                                 Director, PLM Financial Services, Inc.;
                                                 Vice President, PLM Railcar Management Services, Inc.;
                                                 President, PLM Worldwide Management Services Ltd.

Randall L.-W. Caudill                    52      Director, PLM International, Inc.

Douglas P. Goodrich                      53      Director and Senior Vice President, PLM International, Inc.;
                                                 Director and President, PLM Financial Services, Inc.; President,
                                                 PLM Transportation Equipment Corporation; President, PLM Railcar
                                                 Management Services, Inc.

Warren G. Lichtenstein                   34      Director, PLM International, Inc.

Howard M. Lorber                         51      Director, PLM International, Inc.

Harold R. Somerset                       64      Director, PLM International, Inc.

Robert L. Witt                           59      Director, PLM International, Inc.

Robin L. Austin                          53      Vice President, Human Resources, PLM International, Inc. and PLM
                                                 Financial Services, Inc.

Stephen M. Bess                          53      President, PLM Investment Management, Inc.; Vice President and
                                                 Director, PLM Financial Services, Inc.

Richard K Brock                          37      Vice President and Chief Financial Officer, PLM International,
                                                 Inc. and PLM Financial Services, Inc.

Susan C. Santo                           37      Vice President, Secretary, and General Counsel, PLM
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

Richard K Brock was appointed Vice President and Chief Financial Officer of PLM International and PLM Financial Services, Inc. in January 2000, after having served as Acting CFO since June 1999. Mr. Brock served as Corporate Controller of PLM International and PLM Financial Services, Inc. beginning in June 1997, as Director of Planning and General Accounting beginning in February 1994, and as an accounting manager beginning in September 1991. Mr. Brock was a division controller of Learning Tree International, a technical education company, from February 1988 through July 1991.

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

ITEM 11. EXECUTIVE COMPENSATION

The Fund has no directors, officers, or employees. The Fund has no pension, profit sharing, retirement, or similar benefit plan in effect as of December 31, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (A) Security Ownership of Certain Beneficial Owners

         The Manager is generally entitled to a 1% interest in profits and losses and a 15% interest in the Fund's cash distributions, subject to certain allocation of income provisions. After the investors receive cash equal to their original capital contribution, the Manager's interest in the distributions of the Fund will increase to 25%. As of December 31, 1999, no investor was known by the Manager to beneficially own more than 5% of the units of the Fund.

     (B) Security Ownership of Management

         Neither the Manager and its affiliates nor any executive officer or director of the Manager and its affiliates owned any units of the Fund as of December 31, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Transactions with Management and Others

         During 1999, management fees to IMI were $1.4 million. The Fund reimbursed FSI and/or its affiliates $1.0 million for administrative and data processing services performed on behalf of the Fund during 1999.

         During 1999, the USPEs paid or accrued the following fees to FSI or its affiliates (based on the Fund's proportional share of ownership): management fees - $0.2 million; and administrative and data processing services - $46,000.

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

     10.2 $25.0 Million Note Agreement, dated as of December 30, 1996, incorporated by reference to the Fund's 1996 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 1997.

     10.3 Fourth Amended and Restated Warehousing Credit Agreement, dated as of December 15, 1998, with First Union National Bank, incorporated by reference to the Fund's 1998 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on January 5, 2000.

     10.4 First amendment to the Fourth Amended and Restated Warehouse Credit Agreement dated December 10, 1999.

     24.     Powers of Attorney.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Fund has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Fund has no directors or officers. The Manager has signed on behalf of the Fund by duly authorized officers.


                                     PROFESSIONAL LEASE MANAGEMENT INCOME
Date:  March 27, 2000                FUND I

                                     By:      PLM Financial Services, Inc.
                                              Manager



                                     By:      /s/ Douglas P. Goodrich
                                              Douglas P. Goodrich
                                              President and Director



                                     By:      /s/ Richard K Brock
                                              Richard K Brock
                                              Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following directors of the Fund's Manager on the dates indicated.


Name                            Capacity                        Date


*_________________________
  Robert N. Tidball             Director - FSI                  March 27, 2000


*_________________________
  Douglas P. Goodrich           Director - FSI                  March 27, 2000


*_________________________
  Steven M. Bess                Director - FSI                  March 27, 2000





* Susan C. Santo, by signing her name hereto, does sign this document on behalf of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.




/s/Susan C. Santo
Susan C. Santo
Attorney-in-Fact

                   PROFESSIONAL LEASE MANAGEMENT INCOME FUND I
                          (A Limited Liability Company)
                          INDEX TO FINANCIAL STATEMENTS

                                  (Item 14(a))


                                                                   Page

Independent auditors' report                                         29

Balance sheets as of December 31, 1999 and 1998                      30

Statements of operations for the years ended
     December 31, 1999, 1998 and 1997                                31

Statement of changes in members' equity for the years ended
     December 31, 1999, 1998, and 1997                               32

Statements of cash flows for the years ended
     December 31, 1999, 1998, and 1997                               33

Notes to financial statements                                     34-45


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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Professional Lease Management Income Fund I, L.L.C. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.




/s/ KPMG LLP
SAN FRANCISCO, CALIFORNIA
March 17, 2000

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)
                                 BALANCE SHEETS
                                  December 31,
                 (in thousands of dollars, except unit amounts)



                                                                                         1999                   1998
                                                                                     -------------------------------------
     Assets

     Equipment held for operating leases                                             $    103,709          $    122,626
     Less accumulated depreciation                                                        (45,183)              (44,350)
                                                                                     -------------------------------------
       Net equipment                                                                       58,526                78,276

     Cash and cash equivalents                                                             11,597                 3,720
     Restricted cash                                                                          453                    --
     Accounts receivable, less of allowance for doubtful accounts
       of $65 in 1999 and $43 in 1998                                                       2,007                 1,876
     Investments in unconsolidated special-purpose entities                                 7,717                15,224
     Debt placement fees, less accumulated amortization
         of $52 in 1999 and $34 in 1998                                                       125                   143
     Organization and offering costs, less accumulated amortization
         of $310 in 1998                                                                       --                   132
     Prepaid expenses and other assets                                                        108                   264
                                                                                     -------------------------------------
              Total assets                                                           $     80,533          $     99,635
                                                                                     =====================================

     Liabilities, minority interest, and member's equity

     Liabilities
     Accounts payable and accrued expenses                                           $        458          $        465
     Due to affiliates                                                                        656                   400
     Lessee deposits and reserves for repairs                                               3,821                 3,040
     Note payable                                                                          25,000                25,000
                                                                                     -------------------------------------
       Total liabilities                                                                   29,935                28,905
                                                                                     -------------------------------------

     Minority interest                                                                         --                 5,705

     Members' equity
     Class A members (4,975,321 and 4,999,581 Units at December 31,
         1999 and 1998, respectively)                                                      50,598                64,893
     Class B member                                                                            --                   132
                                                                                     -------------------------------------
         Total members' equity                                                             50,598                65,025
                                                                                     -------------------------------------
          Total liabilities, minority interest, and members' equity                  $     80,533          $     99,635
                                                                                     =====================================

















                See accompanying notes to financial statements.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)
                            STATEMENTS OF OPERATIONS
                        For the Years Ended December 31,
         (in thousands of dollars, except weighted-average unit amounts)



                                                                  1999                 1998               1997
                                                             -------------------------------------------------------
  Revenues

  Lease revenue                                              $       26,113      $       25,149      $     20,833
  Interest and other income                                             347                 393               405
  Net gain on disposition of equipment                                   23               2,759             1,682
                                                             -------------------------------------------------------
    Total revenues                                                   26,483              28,301            22,920
                                                             -------------------------------------------------------

  Expenses

  Depreciation and amortization                                      14,849              16,774            19,347
  Repairs and maintenance                                             2,633               2,024             1,414
  Equipment operating expenses                                        3,142               2,069               995
  Insurance expense to affiliate                                         --                 (14)               24
  Other insurance expense                                               428                 312               419
  Management fees to affiliate                                        1,396               1,368             1,125
  Interest expense                                                    1,833               1,833             1,418
  General and administrative expenses to affiliates                     952                 966               925
  Other general and administrative expenses                             721                 715               729
  Provision for (recovery of) bad debt expense                           38                 (23)               --
  Loss on revaluation of equipment                                    3,931                  --                --
                                                             -------------------------------------------------------
    Total expenses                                                   29,923              26,024            26,396
                                                             -------------------------------------------------------

  Minority interest                                                    (590)               (351)              (29)

  Equity in net income of unconsolidated special-
    purpose entities                                                  1,761               2,390             1,453
                                                             -------------------------------------------------------

  Net income (loss) before cumulative effect of
    accounting change                                                (2,269)              4,316            (2,052)

  Cumulative effect of accounting change                               (132)                 --                --
                                                             -------------------------------------------------------

  Net income (loss)                                          $       (2,401)    $         4,316      $     (2,052)
                                                             =======================================================

  Members' share of net income (loss)

  Class A members                                            $       (4,029)    $         2,595      $     (3,728)
  Class B member                                                      1,628               1,721             1,676
                                                             ------------------------------------------------------
  Total                                                      $       (2,401)     $        4,316      $     (2,052)
                                                             =======================================================
  Net income (loss) per weighted-average
    Class A unit                                             $        (0.81)     $        0.52       $      (0.75)
                                                             =======================================================

  Cash distribution                                          $       11,690      $      11,765       $     11,763
                                                             =======================================================
  Cash distribution per weighted-average
    Class A unit                                             $         1.99      $        2.00       $       2.00
                                                             =======================================================



                 See accompanying notes to financial statements.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)
                     STATEMENT OF CHANGES IN MEMBERS' EQUITY
              For the Years Ended December 31, 1999, 1998, and 1997
                            (in thousands of dollars)




                                                           Class A              Class B              Total
                                                       ---------------------------------------------------------

    Members' equity as of December 31, 1996            $       86,024       $         265       $       86,289

  Net income (loss)                                            (3,728)              1,676               (2,052)

  Cash distributions                                           (9,998)             (1,765)             (11,763)
                                                       ---------------------------------------------------------

    Members' equity as of December 31, 1997                    72,298                 176               72,474

  Net income                                                    2,595               1,721                4,316

  Cash distributions                                          (10,000)             (1,765)             (11,765)
                                                        --------------------------------------------------------
    Members' equity as of December 31, 1998                    64,893                 132               65,025

  Net income (loss)                                            (4,029)              1,628               (2,401)

  Purchase of Class A units                                      (336)                 --                 (336)

  Cash distributions                                           (9,930)             (1,760)             (11,690)
                                                       ---------------------------------------------------------
    Members' equity as of December 31, 1999            $       50,598       $          --       $       50,598
                                                       =========================================================


























                 See accompanying notes to financial statements.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)
                            STATEMENTS OF CASH FLOWS
                        For the Years Ended December 31,
                            (in thousands of dollars)

     Operating activities                                                       1999           1998           1997
                                                                            -------------------------------------------
     Net income (loss)                                                      $   (2,401)    $    4,316     $   (2,052)
     Adjustments to reconcile net income (loss) to net cash
           provided by operating activities:
       Depreciation and amortization                                            14,849         16,774         19,347
       Loss on revaluation of equipment                                          3,931             --             --
       Net gain on dispositions of equipment                                       (23)        (2,759)        (1,682)
       Cumulative effect of accounting change                                      132             --             --
       Equity in net income of unconsolidated special
           purpose entities                                                     (1,761)        (2,390)        (1,453)
       Changes in operating assets and liabilities:
         Restricted cash                                                          (453)            --            223
         Accounts receivable, net                                                 (131)           173           (513)
         Prepaid expenses and other assets                                         156             77            164
         Accounts payable and accrued expenses                                      (3)          (132)           167
         Due to affiliates                                                         276            115            122
         Lessee deposits and reserve for repairs                                   781          1,321            846
         Minority interest                                                        (676)        (1,008)        (1,425)
                                                                            -------------------------------------------
               Net cash provided by operating activities                        14,677         16,487         13,744
                                                                            -------------------------------------------

     Investing activities
     Payments for purchase of equipment                                        (11,397)       (27,477)       (24,444)
     Equipment acquisition deposits                                                 --             --           (920)
     Investment in and equipment purchased and placed
           in unconsolidated special-purpose entities                               --        (13,917)          (683)
     Liquidation distributions from unconsolidated special-
           purpose entities                                                     14,282         10,385             --
     Distributions from unconsolidated special-purpose entities                  2,173          7,184          4,092
     Proceeds from disposition of equipment                                        168          5,380         10,901
                                                                            -------------------------------------------
              Net cash provided by (used in) investing activities                5,226        (18,445)       (11,054)
                                                                            -------------------------------------------

     Financing activities
     Proceeds from note payable                                                     --             --         25,000
     (Decrease) increase due to affiliates                                          --         (1,736)         1,736
     Cash distributions to Class A members                                      (9,930)       (10,000)        (9,998)
     Cash distributions to Class B member                                       (1,760)        (1,765)        (1,765)
     Purchase of Class A units                                                    (336)            --             --
     Debt placement fees                                                            --             --           (176)
                                                                            -------------------------------------------
           Net cash (used in) provided by financing activities                 (12,026)       (13,501)        14,797
                                                                            -------------------------------------------

     Net increase (decrease) in cash and cash equivalents                        7,877        (15,459)        17,487
     Cash and cash equivalents at beginning of year                              3,720         19,179          1,692
                                                                            -------------------------------------------
                                                                            ===========================================
     Cash and cash equivalents at end of year                               $   11,597     $    3,720     $   19,179
                                                                            ===========================================

     Supplemental information
     Interest paid                                                          $    1,833     $    1,833     $    1,418
                                                                            ===========================================







                 See accompanying notes to financial statements.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1999

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

     On May 13, 1996, the Fund ceased its offering for Class A Units. As of December 31, 1999, there were 4,975,321 Units outstanding.

     The Fund will terminate on December 31, 2010, unless terminated earlier upon sale of all equipment or by certain other events. Beginning in the Fund's seventh year of operations, which commences on January 1, 2003, the Manager will stop purchasing additional equipment. Excess cash, if any, less reasonable reserves, will be distributed to the members. Between the eighth and tenth years of operations, the Manager intends to begin an orderly liquidation of the Fund's assets.

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

     The operating agreement includes a redemption provision. Upon the conclusion of the 30-month period immediately following the termination of the offering, which was in November 1998, the Fund may, at the Manager's sole discretion, redeem up to 2% of the outstanding units each year. The purchase price paid by the Fund for outstanding Class A Units upon redemption will be equal to 105% of the amount Class A Members paid for the Class A Units, less the amount of cash distributions Class A Members have received relating to such Class A Units. The price may not bear any relationship to the fair market value of a Class A Unit. As of December 31, 1999, the Fund agreed to purchase approximately 4,000 units for an aggregate price of approximately $49,000. The Manager anticipates that these units will be purchased in the first and second quarters of 2000. The Manager may purchase additional units on behalf of the Fund in the future.

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

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1999

1.   Basis of Presentation (continued)

     Accounting for Leases

     The Fund's leasing operations generally consist of operating leases. Under the operating lease method of accounting, the leased asset is recorded at cost and depreciated over its estimated useful life. Rental payments are recorded as revenue over the lease term as earned in accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases" (SFAS 13). Lease origination costs are capitalized and amortized over the term of the lease.

     Depreciation and Amortization

     Depreciation of transportation equipment held for operating leases is computed on the double-declining balance method taking a full month's depreciation in the month of acquisition, based upon estimated useful lives of 15 years for railcars, and 12 years for most other types of equipment. Certain aircraft are depreciated under the double-declining balance method over the lease term which approximate their economic life. The depreciation method is changed to straight-line when annual depreciation expense using the straight-line method exceeds that calculated by the double-declining balance method. Debt placement fees are amortized over the term of the related loan (see Note 7). Major expenditures that are expected to extend the useful lives or reduce future operating expenses of equipment are capitalized and amortized over the estimated remaining life of the equipment.

     Transportation Equipment

     In accordance with the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Manager reviews the carrying value of the Fund's equipment at least quarterly and whenever circumstances indicate that the carrying value of an asset may not be recoverable in relation to expected future market conditions for the purpose of assessing recoverability of the recorded amount. If projected undiscounted future cash flows and fair value are less than the carrying value of the equipment, a loss on revaluation is recorded based upon the estimated fair value of the asset. Reductions of $3.9 million to the carrying value of two marine vessels were required during 1999. Reductions of $1.0 million to the carrying value of the Fund's interest in an entity owning a marine vessel was required during 1998. No reductions were required to the carrying value of wholly and partially-owned equipment during 1997.

     Equipment held for operating leases is stated at cost less any reductions to the carrying value as required by SFAS 121.

     Investments in Unconsolidated Special-Purpose Entities

     The Fund has interests in unconsolidated special-purpose entities (USPEs) that own transportation equipment. The Fund owned a majority interest in an entity that owned a mobile offshore drilling unit. In September 1999, the Manager amended the corporate-by-laws of certain USPEs in which the Fund, or any affiliated program, owns an interest greater than 50%. The amendment to the corporate-by-laws provided that all decisions regarding the acquisition and disposition of the investment as well as other significant business decisions of that investment would be permitted only upon unanimous consent of the Fund and all the affiliated programs that have an ownership in the investment. As such, although the Fund may own a majority interest in a USPE, the Fund does not control its management and thus it is appropriate that the equity method of accounting be used after adoption of the amendment. As a result of the amendment, as of September 30, 1999, all jointly owned equipment in which the Fund owned a majority interest, which had been consolidated, were reclassified to investments in USPEs. Accordingly, as of December 31, 1999, the balance sheet reflects all investments in USPEs on an equity basis.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1999

1.   Basis of Presentation (continued)

     Investments in Unconsolidated Special-Purpose Entities (continued)

     The Fund's interests in USPEs are managed by IMI. The Fund's equity interest in the net income (loss) of USPEs is reflected net of management fees paid or payable to IMI.

     Repairs and Maintenance

     Repair and maintenance costs related to marine vessels, railcars, and trailers are usually the obligation of the Fund and are accrued as incurred. Costs associated with marine vessel dry-docking are estimated and accrued ratably over the period prior to such dry-docking. Maintenance costs of aircraft and marine containers are the obligation of the lessee. To meet the maintenance requirements of certain aircraft airframes and engines, reserve accounts are prefunded by the lessee over the period of the lease based on the number of hours this equipment is used, times the estimated rate to repair this equipment. If repairs exceed the amount prefunded by the lessee, the Fund has the obligation to fund and accrue the difference. In certain instances, if the aircraft is sold and there is a balance in the reserve account for repairs to that aircraft, the balance in the reserve account is reclassified as additional sales proceeds. The aircraft reserve accounts and marine vessel dry-docking reserve accounts are included in the balance sheet as lessee deposits and reserve for repairs.

     Net Income (Loss) and Distributions per Unit

     The net profits and losses of the Fund are generally allocated 1% to the Class B Members and 99% to the Class A Members. The Class B Member or Manager will be specially allocated (i) 100% of the Fund's organizational and offering cost amortization expenses and (ii) income equal to the excess of cash distribution over the Manager`s 1% share of net profits. The effect on the Class A members of this special income allocation will be to increase the net loss or decrease the net profits allocable to the Class A members by an equal amount. During 1999, the Manager received a special allocation of income of $1.7 million ($1.6 million in 1998 and $1.8 million in 1997). Cash distributions of the Fund are generally allocated 85% to the Class A members and 15% to the Manager and may include amounts in excess of net income. After the investors receive cash distributions equal to their original capital contributions the Manager's interest in the cash distributions of the Fund will increase to 25%. The Class A members' net income (loss) is allocated among the Class A members based on the number of Class A units owned by each member and on the number of days of the year each member is in the Fund.

     Cash distributions are recorded when paid. Monthly unitholders receive a distribution check 15 days after the close of the previous month's business and quarterly unitholders receive a distribution check 45 days after the close of the quarter.

     Cash distributions to Class A Unitholders in excess of net income are considered a return of capital. Cash distributions to Class A Unitholders of $9.9 million, $7.4 million, and $10.0 million in 1999, 1998, and 1997, respectively, were deemed to be a return of capital.

     Cash distributions relating to the fourth quarters of 1999, 1998, and 1997, of $1.7 million for each year, were paid during the first quarter of 2000, 1999, and 1998, respectively.

     Net Income (Loss) Per Weighted-Average Class A Unit

     Net income (loss) per weighted-average Class A unit was computed by dividing net income (loss) attributable to Class A members by the weighted-average number of Class A units deemed outstanding during the period. The weighted-average number of Class A units deemed outstanding during the years ended December 31, 1999 and 1998 were 4,982,336 and 4,999,581, respectively.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)
                         NOTES TO FINANCIAL STATEMENTS
                                December 31, 1999

1.   Basis of Presentation (continued)

     Cash and Cash Equivalents

     The Fund considers highly liquid investments that are readily convertible to known amounts of cash with original maturities of three months or less as cash equivalents. The carrying amount of cash equivalents approximates fair market value due to the short-term nature of the investments.

     Restricted Cash

     As of December 31, 1999, restricted cash represented lessee security deposits held by the Fund.

     Comprehensive Income

     The Fund's net income (loss) is equal to comprehensive income for the years ended December 31, 1999, 1998, and 1997.

     Reclassification

     Certain amounts in the 1998 financial statements have been reclassified to conform to the 1999 presentation.

2.   Manager and Transactions with Affiliates

     An officer of PLM Securities Corp., a wholly-owned subsidiary of the Manager, contributed the $100 of the Fund's initial capital. Under the equipment management agreement, IMI, subject to certain reductions, receives a monthly management fee attributable to either owned equipment or interests in equipment owned by the USPEs equal to the lesser of (i) the fees that would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (A) for that equipment for which IMI provides only basic equipment management services, (a) 2% of the gross lease revenues attributable to equipment which is subject to full payout net leases, (b) 5% of the gross lease revenues attributable to equipment that is subject to operating leases, and (B) for that equipment for which IMI provides supplemental equipment management services, 7% of the gross lease revenues attributable to equipment for which IMI provides both management and additional services. Fund management fees of $0.2 million were payable at December 31, 1999 and 1998, respectively. The
     Fund's proportional share of the USPE's management fee payable were $31,000, and $40,000 as of December 31, 1999 and 1998, respectively. The Fund's proportional share of USPE management fees was $0.2 million, $0.2 million, and $0.3 million during 1999, 1998, and 1997, respectively. The Fund reimbursed FSI $1.0 million, $1.0 million, and $0.9 million for data processing expenses and other administrative services performed on behalf of the Fund during 1999, 1998, and 1997. The Fund's proportional share of the USPE's administrative and data processing expenses reimbursable to FSI was 46,000, $0.1 million and $0.1 million during 1999, 1998, and 1997, respectively.

     The Fund  paid  $2,000  and  $24,000  in 1998 and  1997,  respectively,  to
     Transportation Equipment Indemnity Company, Ltd. (TEI), which provided marine insurance coverage for Fund equipment and other insurance brokerage services. TEI was an affiliate of the Manager. No fees for owned equipment were paid to TEI in 1999. During 1998, the Fund received a $16,000 loss-of-hire insurance refund from TEI due to lower claims from the insured Fund and other insured affiliated programs. The Fund's proportional share of USPE's marine insurance coverage paid to TEI was $10,000 during 1997. A substantial portion of this amount was paid to third-party reinsurance underwriters or was placed in risk pools managed by TEI on behalf of affiliated programs and PLM International which provide threshold coverages on marine vessel loss of hire and hull and machinery damage. All pooling arrangement funds are either paid out to cover applicable losses or refunded pro rata by TEI. The Fund's proportional share of a refund of $5,000 was received during 1998, from lower loss-of-hire insurance claims from the insured USPEs and other insured affiliated programs. During 1999 and 1998, TEI did not provide the same level of insurance coverage as had

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1999

2.   Manager and Transactions with Affiliates (continued)

     been provided during 1997. These services were provided by an unaffiliated third party. PLMI liquidated TEI during the first quarter of 2000.

     Transportation Equipment Corporation (TEC) will also be entitled to receive an equipment liquidation fee equal to the lesser of (i) 3% of the sales price of equipment sold on behalf of the Fund, or (ii) 50% of the "Competitive Equipment Sale Commission," as defined in the agreement, if certainconditions are met. TEC is a wholly-owned subsidiary of the Manager. In certain circumstances, the Manager will be entitled to a monthly re-lease fee for re-leasing services following the expiration of the initial lease, charter or other contract for certain equipment equal to the lesser of (a) the fees which would be charged by an independent third party for comparable services for comparable equipment or (b) 2% of gross lease revenues derived from such re-lease, provided, however, that no re-lease fee shall be payable if such fee would cause the combination of the equipment management fee paid to IMI and the re-lease fees with respect to such transactions to exceed 7% of gross lease revenues.

     As of December 31, 1999, approximately 39% of the Fund's trailer equipment was in rental facilities operated by PLM Rental, Inc., an affiliate of the Manager, doing business as PLM Trailer Leasing. Rents are reported as revenue in accordance with SFAS No. 13. Direct expenses associated with the equipment are charged directly to the Fund. An allocation of indirect expenses of the rental yard operations is charged to the Fund monthly.

     The Fund had an interest in certain equipment in conjunction with affiliated programs during 1999, 1998, and 1997 (see Note 4).

     The balance due to affiliates as of December 31, 1999, included $0.2 million due to FSI and its affiliates for management fees and $0.5 million due to affiliated USPEs. The balance due to affiliates as of December 31, 1998, included $0.2 million due to FSI and its affiliates for management fees.

3.   Equipment

     The components of owned equipment as of December 31, are as follows (in thousands of dollars):

  Equipment Held for Operating Leases                   1999              1998
  -----------------------------------          ---------------------------------

  Marine vessels                               $       37,256    $       46,957
  Aircraft                                             20,605            20,605
  Railcars                                             19,710            19,920
  Trailers                                             16,196            14,788
  Marine containers                                     9,942                --
  Mobile offshore drilling unit                            --            20,356
                                               ---------------------------------
                                                      103,709           122,626
  Less accumulated depreciation                       (45,183)          (44,350)
                                               ---------------------------------
    Net equipment                              $       58,526    $       78,276
                                               =================================

     Revenues are earned under operating leases. The majority of rents for railcars are based on a fixed rate; in some cases they are based on mileage traveled, rents for all other equipment are based on fixed rates.

     During September 1999, certain equipment in which the Fund held a majority ownership was reclassified to investments in USPEs (see Note 4).

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)
                         NOTES TO FINANCIAL STATEMENTS
                                December 31, 1999

3.   Equipment (continued)

     Equipment held for operating leases is stated at cost less any reductions to the carrying value as required by SFAS 121. During 1999, reductions to the carrying value of marine vessels of $3.9 million were required.

     As of December 31, 1999, all owned equipment in the Fund portfolio was either on lease or operating in PLM-affiliate short-term trailer rental yards except for six railcars with a carrying value of $0.1 million. As of December 31, 1998, all owned equipment in the Fund portfolio was either on lease or operating in PLM-affiliated short-term trailer rental yards except for 3 railcars with a carrying value of $37,000.

     During the year ended December 31, 1999, the Fund purchased 4,430 marine containers and 65 dry trailers for a total cost of $11.4 million. During the year ended December 31, 1998, the Fund purchased 39 railcars, two marine vessels (a deposit of $0.9 million was paid in December 1997 for the purchase of one of these marine vessels) and a hush kit for an aircraft for a total of $28.4 million.

     During the year ended December 31, 1999, the Fund sold trailers and railcars with an aggregate net book value of $0.1 million, for proceeds of $0.2 million. During the year ended December 31, 1998, the Fund sold an aircraft, trailers and railcars with a net book value of $2.6 million, for proceeds of $5.4 million.

     All owned equipment on lease is being accounted for as operating leases. Future minimum rent under noncancelable operating leases as of December 31, 2000 for the owned equipment during each of the next five years are approximately $8.7 million, 2000; $7.0 million, 2001; $5.6 million, 2002;
     $1.9  million,  2003,  $1.6  million,  2004  and  $1.5  million,  2005  and thereafter. Per diem and short-term rentals consisting of utilization rate lease payments included in revenues amounted to approximately $3.3 million, $3.5 million and $4.0 million in 1999, 1998 and 1997, respectively.

4.   Investments in Unconsolidated Special Purpose Entities

     The Fund owns equipment jointly with affiliated programs.

     In September 1999, the Manager amended the corporate-by-laws of certain USPEs in which the Fund, or any affiliated program, owns an interest greater than 50%. The amendment to the corporate-by-laws provided that all decisions regarding the acquisition and disposition of the investment as well as other significant business decisions of that investment would be permitted only upon unanimous consent of the Fund and all the affiliated programs that have an ownership in the investment. As such, although the Fund may own a majority interest in a USPE, the Fund does not control its management and thus it is appropriate that the equity method of accounting be used after adoption of the amendment. As a result of the amendment, as of September 30, 1999, all jointly owned equipment in which the Fund owned a majority interest, which had been consolidated, were reclassified to investments in USPEs. Accordingly, as of December 31, 1999, the balance sheet reflects all investments in USPEs on an equity basis.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)
                         NOTES TO FINANCIAL STATEMENTS
                                December 31, 1999

4.   Investments in Unconsolidated Special Purpose Entities (continued)

     The net investments in USPEs include the following jointly-owned equipment as of December 31, (and related assets and liabilities) (in thousands of dollars):

                                                                                 1999                     1998
                                                                          ---------------------------------------------

     50% interest in a trust owning an MD-82 commercial aircraft           $         4,784          $         6,441
     50% interest in a trust owning an MD9-82 stage III commercial
               aircraft                                                              1,773                    3,342
     50% interest in a trust owning a cargo marine vessel                            1,024                    1,265
     25% interest in a trust that owned four 737-200A stage II
               commercial aircraft                                                      76                      137
     25% interest in a trust that owned four 737-200A stage II
               commercial aircraft                                                      60                      110
     33% interest in two trusts that owned a total of three
               737-200A stage II commercial aircraft, two stage II
               aircraft engines, and a portfolio of aircraft rotables                   --                    3,929
                                                                          ---------------------------------------------
         Net investments                                                   $         7,717          $        15,224
                                                                          =============================================

     As of December 31, 1999 and 1998, all jointly-owned equipment in the Fund's USPE portfolio was on lease.

     During 1999, the Manager sold the Fund's 61% interest in an entity that owned a mobile offshore drilling unit. The Fund's interest in this entity was sold for proceeds of $7.2 million for its net investment of $7.2 million. Also, during 1999, the Manager sold the Fund's 33% interest in two trusts that owned a total of three Boeing 737-200A stage II commercial aircraft, two stage II aircraft engines, and a portfolio of aircraft rotables. The trusts were sold for proceeds of $7.1 million for its net investment of $3.8 million.

     The Fund had interests in two USPEs that own multiple aircraft (the Trusts). These Trusts contain provisions under certain circumstances for allocating specific aircraft to the beneficial owners. During 1998, in one of these Trusts, the Fund sold the commercial aircraft assigned to it, with a net book value of $2.3 million, for proceeds of $5.9 million. Also during the same period, in another trust, the Fund sold the commercial aircraft assigned to it, with a net book value of $1.8 million, for proceeds of $4.5 million.

     During 1998, the Fund purchased a 50% interest in a MD-82 stage III commercial aircraft for $6.8 million (a deposit of $0.7 million was paid in December of 1997) and a 50% interest in a MD-82 stage III commercial aircraft for $7.8 million.

     The following summarizes the financial information for the special-purpose entities and the Fund's interests therein as of and for the years ended December 31, 1999, 1998, and 1997 (in thousands of dollars):


                               1999                        1998                         1997
                             ---------                   ----------                   ----------
                                        Net                          Net                          Net
                         Total      Interest of       Total      Interest of      Total        Interest
                         USPEs          Fund          USPEs          Fund         USPEs         of Fund
                     -------------------------    -------------------------------------------------------

Net investments      $   26,320      $    7,717   $  35,630   $       15,224   $  59,369   $      16,486
Lease revenues            4,314           3,124      13,601            5,200      24,283           7,125
Net income                7,282           1,761      14,377            2,390      10,831           1,453



               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)
                         NOTES TO FINANCIAL STATEMENTS
                                December 31, 1999

4.   Investments in Unconsolidated Special Purpose Entities (continued)

     All partially owned equipment on lease is being accounted for as operating leases. Future minimum rent under noncancelable operating leases as of December 31, 1999 for the partially owned equipment during each of the next five years are approximately $2.1 million, 2000; $2.1 million, 2001; $2.1 million, 2002; $0.9 million, 2003, $0.9 million, 2004, and $0.9 million, 2005 and thereafter.

5.   Operating Segments

     The Fund operates or operated in five primary operating segments: aircraft leasing, mobile offshore drilling unit (MODU) leasing, marine vessel leasing, trailer leasing, and railcar leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers.

     The Manager evaluates the performance of each segment based on profit or loss from operations before interest expense and certain general and administrative and operations support expenses. The segments are managed separately due to different business strategies for each operation.

     The following tables present a summary of the operating segments (in thousands of dollars):

                                                                 Marine
                                          Aircraft    MODU       Vessel   Trailer    Railcar     All
    For the Year Ended December 31, 1999  Leasing    Leasing    Leasing   Leasing    Leasing   Other<F1>1   Total
    ------------------------------------  -------    -------    -------   -------    -------   ------       -----

    Revenues
      Lease revenue                        $ 4,057   $  3,560   $  9,501  $  3,864   $  3,804  $  1,327   $ 26,113
      Interest income and other                 38         --          5        --          9       295        347
      Net gain on disposition
        of equipment                            --         --         --         8         15        --         23
                                          -------------------------------------------------------------------------
        Total revenues                       4,095      3,560      9,506     3,872      3,828     1,622     26,483

    Costs and expenses
      Operations support                        29         66      4,511       888        625        84      6,203
      Depreciation and amortization          2,571      1,748      6,012     1,481      1,739     1,298     14,849
      Interest expense                          --         --         --        --         --     1,833      1,833
      Management fees to affiliate             203        178        475       224        250        66      1,396
      General and administrative expenses       34         75         59       758         71       676      1,673
      Provision for bad debt expense            --         --         --        25         13        --         38
      Loss on revaluation of equipment          --         --      3,931        --         --        --      3,931
                                          -------------------------------------------------------------------------
        Total costs and expenses             2,837      2,067     14,988     3,376      2,698     3,957     29,923
                                          -------------------------------------------------------------------------
    Minority interest                           --       (590)        --        --         --        --       (590)
    Equity in net income (loss) of USPEs     1,836        206       (281)       --         --        --      1,761
                                          -------------------------------------------------------------------------
    Net income (loss) before cumulative
    effect
        of accounting change                 3,094      1,109     (5,763)      496      1,130    (2,335)    (2,269)
    Cumulative effect of accounting             --         --         --        --         --      (132)      (132)
    change
                                          =========================================================================
        Net income (loss)                  $ 3,094   $  1,109   $ (5,763) $    496   $  1,130  $ (2,467 ) $ (2,401)
                                          =========================================================================

    Total assets as of December 31, 1999   $ 10,952  $     --   $ 27,407  $  9,513   $ 11,339  $ 21,322   $ 80,533
                                          =========================================================================


<F1>
---------------------------
1    Includes interest income and costs not identifiable to a particular segment such as amortization expense, interest expense, certain operations support, and general and administrative expenses. Also includes the lease revenue of $1.3 million, depreciation expense of $1.3 million, and management fee of $0.2 million for marine containers.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1999

5.       Operating Segments (continued)

                                                                 Marine
                                          Aircraft    MODU       Vessel   Trailer    Railcar     All
    For the Year Ended December 31, 1998  Leasing    Leasing    Leasing   Leasing    Leasing   Other<F2>2   Total
    ------------------------------------  -------    -------    -------   -------    -------   ------       -----

    Revenues
      Lease revenue                        $ 4,567   $  4,046   $  8,684  $  3,894   $  3,958  $     --   $ 25,149
      Interest income and other                 13         --         13        --         19       348        393
      Net gain on disposition
        of equipment                         2,710         --         --         9         40        --      2,759
                                          -------------------------------------------------------------------------
        Total revenues                       7,290      4,046      8,697     3,903      4,017       348     28,301

    Expenses
      Operations support                        42        110      2,890       631        634        84      4,391
      Depreciation and amortization          4,624      2,798      5,490     1,738      2,018       106     16,774
      Interest expense                          --         --         --        --         --     1,833      1,833
      Management fee                           213        202        434       256        263        --      1,368
      General and administrative expenses       67         47        121       805         63       578      1,681
      Provision for (recovery of) bad            2         --         --        11        (36)       --        (23)
    debt
                                          -------------------------------------------------------------------------
        Total costs and expenses             4,948      3,157      8,935     3,441      2,942     2,601     26,024
                                          -------------------------------------------------------------------------
    Minority interest                           --       (351)        --        --         --        --        (35)
    Equity in net income (loss) of USPEs     3,834         --     (1,444)       --         --        --      2,390
                                          -------------------------------------------------------------------------
                                          =========================================================================
    Net income (loss)                      $ 6,176   $    538   $ (1,682) $    462   $  1,075  $ (2,253)  $  4,316
                                          =========================================================================

    Total assets as of December 31, 1998   $20,387   $ 14,392   $ 37,916  $  8,682   $ 13,109  $  5,149   $ 99,635
                                          =========================================================================


                                                                 Marine
                                          Aircraft    MODU       Vessel   Trailer    Railcar     All
    For the Year Ended December 31, 1997  Leasing    Leasing    Leasing   Leasing    Leasing    Otherz<F2>2 Total
    ------------------------------------  -------    -------    -------   -------    -------    ------      -----

    Revenues
      Lease revenue                        $ 5,037   $  5,059   $  3,690  $  3,670   $  3,377  $     --   $ 20,833
      Interest income and other                 14         --         --        --          1       390        405
      Net gain on disposition
        of equipment                            --      1,675         --         7         --        --      1,682
                                          -------------------------------------------------------------------------
        Total revenues                       5,051      6,734      3,690     3,677      3,378       390     22,920

    Expenses
      Operations support                        43         70      1,606       420        666        47      2,852
      Depreciation and amortization          8,007      4,670      2,363     2,059      2,143       105     19,347
      Interest expense                          --         --         --        --         --     1,418      1,418
      Management fee                           203        253        185       248        216        20      1,125
      General and administrative expenses       21         85         72       861        129       486      1,654
                                          -------------------------------------------------------------------------
        Total costs and expenses             8,274      5,078      4,226     3,588      3,154     2,076     26,396
                                          -------------------------------------------------------------------------
    Minority interest                           --        (29)        --        --         --        --        (29)
    Equity in net income (loss) of USPEs     1,795         --       (342)       --         --        --      1,453
                                          -------------------------------------------------------------------------
    Net income (loss)                      $ (1,428) $  1,627   $   (878) $     89   $    224  $ (1,686)  $ (2,052)
                                          =========================================================================

    Total assets as of December 31, 1997   $ 26,291  $ 16,808   $ 19,657  $ 10,432   $ 14,150  $ 21,186   $ 108,524
                                          =========================================================================

<F2>
------------------
2    Includes interest income and costs not identifiable to a particular segment such as amortization expense, interest expense, certain operations support, and general and administrative epxenses.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1999

6.   Geographic Information

     The Fund owns certain equipment, which is leased and operated internationally. A limited number of the Fund's transactions are denominated in a foreign currency. Gains or losses resulting from foreign currency transactions are included in the results of operations and are not material.

     The Fund leases its aircraft, railcars and trailers to lessees domiciled in four geographic regions: United States, South America, Canada, and Europe. The marine vessels, mobile offshore drilling unit and marine containers are leased to multiple lessees in different regions who operate the equipment worldwide.

     The following table sets forth lease revenue information by region for the owned equipment and investments in USPEs for the years ended December 31, are as follows (in thousands of dollars):

                                        Owned Equipment                           Investments in USPEs
                          ---------------------------------------------------------------------------------------
           Region            1999            1998            1997           1999           1998           1997
    -------------------------------------------------------------------------------------------------------------

      United States       $   6,187       $   6,172      $    6,296      $   2,123      $   1,783      $      --
      South America           4,057           4,567           4,057             --             --             --
      Canada                  1,480           1,680           1,731             --            945          2,405
      Europe                     --              --              --             --          1,560          3,530
      Rest of the world      14,389          12,730           8,749          1,001            912          1,190
                          =======================================================================================
       Lease revenues     $  26,113       $  25,149      $   20,833      $   3,124      $   5,200      $   7,125
                          =======================================================================================

     The following table sets forth income (loss) information by region for owned equipment and investments in USPEs for the years ended December 31, are as follows (in thousands of dollars):

                                       Owned Equipment                           Investments in USPEs
                           -------------------------------------------------------------------------------------
            Region            1999           1998           1997          1999           1998           1997
     -----------------------------------------------------------------------------------------------------------

       nited States       $    1,150      $  1,070       $    214     $   (1,317)     $  (3,037)     $      --
       South America           1,258         2,342         (2,446)            --             --             --
       Canada                    476           466            (28)            22          6,718            142
       Europe                     --            --             --          3,131            153          1,653
       Rest of the world      (4,598)          300          1,204            (75)        (1,444)          (342)
                           -------------------------------------------------------------------------------------
     Regional
         Income (loss)        (1,714)        4,178         (1,056)         1,761          2,390          1,453
       Administrative
         and other            (2,448)       (2,252)        (2,449)           --             --             --
                           -------------------------------------------------------------------------------------
                           =====================================================================================
     Net income (loss)     $  (4,162)     $  1,926       $ (3,505)    $    1,761      $   2,390      $   1,453
                           =====================================================================================



     The net book value of owned assets and the net investment in the unconsolidated special-purpose entities at December 31, are as follows (in thousands of dollars):

                                           Owned Equipment                            Investments in USPEs
                              ------------------------------------------    ------------------------------------------
               Region            1999           1998           1997            1999           1998           1997
       ---------------------------------------------------------------------------------------------------------------

         United States        $  14,432      $  15,751      $  24,901        $  6,559      $   9,782      $      --
         South America            3,857          6,429         10,022              --             --          4,006
         Canada                   5,450          6,040          2,102             136            248          4,614
         Europe                      --             --             --              --          3,929          5,180
         Rest of the world       34,787         50,056         32,145           1,022          1,265          2,686
                              ========================================================================================
       Net book value         $  58,526      $  78,276      $  69,170        $  7,717      $  15,224      $  16,486
                              ========================================================================================

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1999

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

     The Manager has entered into a joint $24.5 million credit facility (the Committed Bridge Facility) on behalf of the Fund, PLM Equipment Growth Fund VI (EGF VI) and PLM Equipment Growth & Income Fund VII (EGF VII), both affiliated investment programs; and TEC Acquisub, Inc. (TECAI), an indirect wholly-owned subsidiary of the Manager, which may be used to provide interim financing of up to (i) 70% of the aggregate book value or 50% of the aggregate net fair market value of eligible equipment owned by the Fund, plus (ii) 50% of unrestricted cash held by the borrower. The Fund, EGF VI, EGF VII, and TECAI collectively may borrow up to $24.5 million of the Committed Bridge Facility. Outstanding borrowings by one borrower reduce the amount available to each of the other borrowers under the Committed Bridge Facility. The Committed Bridge Facility also provides for a $5.0 million Letter of Credit Facility for the eligible borrowers. Individual borrowings may be outstanding for no more than 179 days, with all advances due no later than June 30, 2000. Interest accrues at either the prime rate or adjusted LIBOR plus 1.625% at the borrower's option and is set at the time of an advance of funds. Borrowings by the Fund are guaranteed by the Manager. As of December 31, 1999, no eligible borrower had any outstanding borrowings under this facility. The Manager believes it will be able to renew the Committed Bridge Facility upon its expiration with similar terms as those in the current Committed Bridge Facility.

8.   Concentrations of Credit Risk

     The Fund's customers that accounted for 10% or more of the total consolidated revenues for the owned equipment and partially owned equipment during 1999, 1998, and 1997 were TAP Air Portugal (12% in 1997) and Canadian Airlines International (11% in 1997). No single lessee accounted for more than 10% of the consolidated revenues for the year ended December 31, 1999 or 1998. In 1999, however, Casino Express Air purchased the Fund's 33% interest in two trusts that owned a total of three Boeing 737-200A stage II commercial aircraft, two stage II aircraft engines, and a portfolio of aircraft rotables and the gain from the sale accounted for 10% of total consolidated revenues from wholly and partially owned equipment. In 1998, Triton Aviation Services, Ltd. purchased three commercial aircraft from the Fund and the gain from the sale accounted for 23% of total consolidated revenues from wholly and partially owned equipment. In 1997, Hercules Rig Corporation, also a lessee, purchased the mobile offshore drilling unit that they were leasing from the Fund. The lease revenues and the gain from the sale accounted for 11% of total consolidated revenues during 1997.

     As of December 31, 1999 and 1998, the Manager believes the Fund had no significant concentrations of credit risk that could have a material adverse effect on the Fund.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1999

9.   Income Taxes

     The Fund is not subject to income taxes, as any income or loss is included in the tax returns of the individual partners. Accordingly, no provision for income taxes has been made in the financial statements of the Fund.

     As of December 31, 1999, the federal income tax basis were higher than the financial statement carrying values of certain assets and liabilities by approximately $31.3 million, primarily due to differences in depreciation methods, equipment reserves, provisions for bad debts, lessee's prepaid deposits, and the tax treatment of syndication costs.

10.  Cumulative Effect of Accounting Change

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," which requires costs related to start-up activities to be expensed as incurred. The statement requires that initial application be reported as a cumulative effect of a change in accounting principle. The Fund adopted this statement during the first quarter of 1999, at which time it took a $0.1 million charge, related to start-up costs of Fund. This charge had the effect of reducing net income per weighted-average Class A unit by $0.02 for the year ended December 31, 1999.

11.  Subsequent Event

     During January 2000, the Fund purchased a group of trailers for $0.2 million. In addition, the Fund purchased a group of marine containers for $4.8 million during February 2000. Also, the Fund purchased a group of marine containers for $5.0 during March 2000.








                     (This space intentionally left blank.)

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                                INDEX OF EXHIBITS


  Exhibit                                                                Page

    4.     Operating Agreement of Fund.                                    *

   10.1    Management Agreement between Fund and PLM Investment            *
           Management, Inc.

   10.2    $25.0 Million Note Agreement, dated as of December 30, 1996.    *

   10.3    Fourth Amended and restated Warehousing Credit Agreement,
           dated as of December 15, 1998, with First Union National Bank   *

   10. 4   First amendment to the Fourth Amended and Restated Warehouse
           Credit Agreement dated December 10, 1999.                    47-51

   24.     Powers of Attorney.                                          52-54





--------------------

* Incorporated by reference. See page 26 of this report.