Form 10-Q
period 2000-03-31
PROFESSIONAL LEASE MANAGEMENT INCOME FUND I LLC
filed 2000-05-09
CIK 928956

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------
                                    FORM 10-Q


 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL QUARTER ENDED MARCH 31, 2000

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
                                 BALANCE SHEETS
                 (in thousands of dollars, except unit amounts)



                                                                                March 31,         December 31,
                                                                                  2000                1999
                                                                             ------------------------------------
  ASSETS

  Equipment held for operating lease                                          $   109,314         $  103,709
  Less accumulated depreciation                                                   (48,079)           (45,183)
                                                                             ------------------------------------
      Net equipment                                                                61,235             58,526

  Cash and cash equivalents                                                         8,108             11,597
  Restricted cash                                                                     706                453
  Accounts receivable, less allowance for doubtful accounts
        of $87 in 2000 and $65 in 1999                                              1,921              2,007
  Investment in unconsolidated special-purpose entities                             7,063              7,717
  Deferred charges, less accumulated amortization
        of $57 in 2000 and $52 in 1999                                                120                125
  Prepaid expenses and other assets                                                    81                108
                                                                             ------------------------------------
        Total assets                                                          $    79,234         $   80,533
                                                                             ====================================

  LIABILITIES AND MEMBERS' EQUITY

  Liabilities:
  Accounts payable and accrued expenses                                       $     1,349         $      458
  Due to affiliates                                                                   718                656
  Lessee deposits and reserves for repairs                                          4,179              3,821
  Note payable                                                                     25,000             25,000
                                                                             ------------------------------------
      Total liabilities                                                            31,246             29,935
                                                                             ------------------------------------

  Members' equity:
  Class A members (4,971,311 units as of March 31, 2000
        and 4,975,321 units as of December 31, 1999)                               47,988             50,598
  Class B member                                                                       --                 --
                                                                             ------------------------------------
      Total members' equity                                                        47,988             50,598
                                                                             ------------------------------------

         Total liabilities and members' equity                                $    79,234         $   80,533
                                                                             ====================================

















                 See accompanying notes to financial statements.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A DELAWARE LIMITED LIABILITY COMPANY)
                              STATEMENTS OF INCOME
         (in thousands of dollars, except weighted-average unit amounts)



                                                                                       For the Three Months
                                                                                          Ended March 31,
                                                                                       2000           1999
                                                                                     --------------------------
REVENUES

Lease revenue                                                                        $  5,789      $   6,654
Interest and other income                                                                 147             84
Net loss on disposition of equipment                                                       --            (16)
                                                                                     --------------------------
    Total revenues                                                                      5,936          6,722
                                                                                     --------------------------

EXPENSES

Depreciation and amortization                                                           2,901          3,533
Repairs and maintenance                                                                   627            673
Equipment operating expenses                                                              759            939
Interest expense                                                                          463            453
Insurance expense                                                                          83             98
Management fees to affiliate                                                              312            360
General and administrative expenses to affiliates                                         258            257
Other general and administrative expenses                                                 218            156
                                                                                     --------------------------
    Total expenses                                                                      5,621          6,469
                                                                                     --------------------------

Minority interest                                                                          --           (196)
Equity in net income (loss) of unconsolidated special-purpose entities                    (92)         2,745
                                                                                     --------------------------

Net income before cumulative effect of accounting change                                  223          2,802

Cumulative effect of accounting change                                                     --           (132)
                                                                                     --------------------------

      Net income                                                                     $    223      $   2,670
                                                                                     ==========================

MEMBERS' SHARE OF NET INCOME (LOSS)

Class A members                                                                      $   (216)     $   2,361
Class B member                                                                            439            309
                                                                                     --------------------------

       Total                                                                         $    223      $   2,670
                                                                                     ==========================


Net income (loss) per weighted-average Class A unit                                  $  (0.04 )    $    0.47
                                                                                     ==========================

Cash distributions                                                                   $  2,785      $   2,940
                                                                                     ==========================

Cash distributions per weighted-average Class A units                                $   0.47      $    0.50
                                                                                     ==========================




                 See accompanying notes to financial statements.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A DELAWARE LIMITED LIABILITY COMPANY)
                    STATEMENTS OF CHANGES IN MEMBERS' EQUITY
            FOR THE PERIOD FROM DECEMBER 31, 1998 TO MARCH 31, 2000
                            (in thousands of dollars)



                                                           Class A              Class B              Total
                                                       ---------------------------------------------------------

    Members' equity as of December 31, 1998            $       64,893       $         132       $       65,025

  Net income (loss)                                            (4,029)              1,628               (2,401)

  Purchase of Class A units                                      (336)                 --                 (336)

  Cash distribution                                            (9,930)             (1,760)             (11,690)
                                                       ---------------------------------------------------------

    Members' equity as of December 31, 1999                    50,598                  --               50,598

  Net income (loss)                                              (216)                439                  223

  Purchase of Class A units                                       (48)                 --                  (48)

  Cash distribution                                            (2,346)               (439)              (2,785)
                                                       ---------------------------------------------------------

    Members' equity as of March 31, 2000               $       47,988       $          --       $       47,988
                                                       =========================================================






























                 See accompanying notes to financial statements.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A DELAWARE LIMITED LIABILITY COMPANY)
                            STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)


                                                                             For the Three Months
                                                                               Ended March 31,
                                                                          2000                 1999
                                                                    ---------------------------------------
     OPERATING ACTIVITIES

     Net income                                                     $           223      $         2,670
     Adjustments to reconcile net income to net cash
           provided by (used in) operating activities:
       Depreciation and amortization                                          2,901                3,533
       Cumulative effect of accounting change                                    --                  132
       Net loss on disposition of equipment                                      --                   16
       Equity in net (income) loss of unconsolidated
             special-purpose entities                                            92               (2,745)
       Changes in operating assets and liabilities:
         Restricted cash                                                       (253)                  --
         Accounts receivable, net                                                86               (1,285)
         Prepaid expenses and other assets                                       27                  (50)
         Accounts payable and accrued expenses                                  891                  429
         Due to affiliates                                                       62                  191
         Lessee deposits and reserves for repairs                               358                 (185)
         Minority interest                                                       --                 (219)
                                                                    ---------------------------------------
             Net cash provided by operating activities                        4,387                2,487
                                                                    ---------------------------------------

     Investing activities

     Payments for purchase of equipment and capitalized
           improvements                                                      (5,605)                  (5)
     Liquidation distributions from unconsolidated
           special-purpose entities                                              --                7,092
     Proceeds from disposition of equipment                                      --                   60
     Distributions from unconsolidated special-purpose
           entities                                                             562                  409
                                                                    ---------------------------------------
           Net cash (used in) provided by investing activities               (5,043)               7,556
                                                                    ---------------------------------------

     Financing activities

     Cash distributions to Class A members                                   (2,346)              (2,499)
     Cash distributions to Class B Member                                      (439)                (441)
     Purchase of Class A units                                                  (48)                (201)
                                                                    ---------------------------------------
           Net cash used in financing activities                             (2,833)              (3,141)
                                                                    ---------------------------------------

     Net (decrease) increase in cash and cash equivalents                    (3,489)               6,902
     Cash and cash equivalents at beginning of period                        11,597                3,720
                                                                    ---------------------------------------
     Cash and cash equivalents at end of period                     $         8,108      $        10,622
                                                                    =======================================

     Supplemental information
     Interest paid                                                  $            --      $            --
                                                                    =======================================



                See accompanying notes to financial statements.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A DELAWARE LIMITED LIABILITY COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000


1.   OPINION OF MANAGEMENT

     In the opinion of the management of PLM Financial Services, Inc. (FSI or the Manager), the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of Professional Lease Management Income Fund I, L.L.C. (the Fund) as of March 31, 2000 and December 31, 1999, the statements of income for the three months ended March 31, 2000 and 1999, the statements of changes in members' equity for the period from December 31, 1998 to March 31, 2000, and the statements of cash flows for the three months ended March 31, 2000 and 1999. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Fund's Annual Report on Form 10-K for the year ended December 31, 1999, on file at the Securities and Exchange Commission.

2.   SCHEDULE OF FUND PHASES

     Beginning in the Fund's  seventh  year of  operations,  which  commences on
     January 1, 2003, the Manager will stop purchasing into additional equipment. Surplus cash, if any, less reasonable reserves, will be distributed to the partners. Between the eighth and tenth years of operations, the Manager intends to orderly liquidate the Fund's assets. The Fund will terminate on December 31, 2010, unless terminated earlier upon sale of all equipment or by certain other events.

3.   PURCHASE OF CLASS A UNITS

     In 1999, the Fund agreed to purchase up to 4,010 Class A units in 2000 for an aggregate purchase price of $49,000. As of March 31, 2000, the Fund had purchased 4,010 Class A units for $48,000.

4.   CASH DISTRIBUTIONS

     Cash distributions are recorded when paid and may include amounts in excess of net income that are considered to represent a return of capital. For the three months ended March 31, 2000 and 1999, cash distributions totaled $2.8 million and $2.9 million, respectively. Cash distributions to the Class A unitholders of $2.3 million and $0.1 million for the three months ended March 31, 2000 and 1999, respectively, were deemed to be a return of capital.

     Cash distributions related to the results from the first quarter of 2000, of $1.9 million, will be paid during the second quarter of 2000.

5.   TRANSACTIONS WITH MANAGER AND AFFILIATES

     The balance due to affiliates as of March 31, 2000 and December 31, 1999, included $0.2 million due to FSI and its affiliates for management fees and $0.5 million due to affiliated unconsolidated special-purpose entities (USPEs).

     The Fund's proportional share of USPE-affiliated management fees of $24,000 and $31,000 were payable as of March 31, 2000 and December 31, 1999, respectively.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A DELAWARE LIMITED LIABILITY COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000

5.   TRANSACTIONS WITH MANAGER AND AFFILIATES (CONTINUED)

     The Fund's proportional share of the expenses incurred by the USPEs during 2000 and 1999 is listed in the following table (in thousands of dollars):

                                                       For the Three Months
                                                          Ended March 31,
                                                        2000           1999
                                                     --------------------------

    Management fees                                  $      35      $     34
    Data processing and administrative
       expenses                                             12            13

6.   EQUIPMENT

     The components of owned equipment were as follows (in thousands of dollars):

                                            March 31,            December 31,
                                               2000                   1999
                                         ---------------------------------------

  Marine vessels                          $   37,256             $    37,256
  Aircraft                                    20,605                  20,605
  Railcars                                    19,711                  19,710
  Trailers                                    16,433                  16,196
  Marine containers                           15,309                   9,942
                                         ---------------------------------------
                                             109,314                 103,709
  Less accumulated depreciation              (48,079)                (45,183)
                                         ---------------------------------------
        Net equipment                     $   61,235             $    58,526
                                         =======================================

     As of March 31, 2000, all owned equipment in the Fund's portfolio was either on lease or operating in PLM-affiliated short-term trailer rental facilities, except for a marine vessel and 13 railcars with a carrying value of $4.0 million. As of December 31, 1999, all owned equipment in the Fund portfolio was either on lease or operating in PLM-affiliate short-term trailer rental yards except for six railcars with a carrying value of $0.1 million.

     During the three months ended March 31, 2000, the Fund purchased 2,445 marine containers and ten trailers for a total cost of $5.6 million. During the three months ended March 31, 1999, the Fund did not purchase any owned equipment.

     During the three months ended March 31, 2000, the Fund did not sell or dispose of any owned equipment. During the three months ended March 31, 1999, the Fund sold railcars with a net book value of $0.1 million, for proceeds of $0.1 million.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A DELAWARE LIMITED LIABILITY COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000

7.   INVESTMENTS IN UNCONSOLIDATED SPECIAL-PURPOSE ENTITIES

     The net investments in USPEs included the following jointly-owned equipment (and related assets and liabilities) (in thousands of dollars):

                                                                              March 31,              December 31,
                                                                                 2000                    1999
                                                                          ---------------------------------------------

     50% interest in a trust owning an MD-82 stage III commercial
               aircraft                                                    $         4,469        $            4,784
     50% interest in a trust owning an MD-82 stage III commercial
               aircraft                                                              1,558                     1,773
     50% interest in a trust owning a cargo marine vessel                              928                     1,024
     25% interest in a trust that owned four 737-200A stage II
               commercial aircraft                                                      60                        76
     25% interest in a trust that owned four 737-200A stage II
               commercial aircraft                                                      48                        60
                                                                          =============================================
         Net investments                                                   $         7,063        $            7,717
                                                                          =============================================


     As of March 31, 2000 and December 31, 1999, all jointly-owned equipment in the Fund's USPE portfolio was on lease.

     For the three months ended March 31, 1999, certain jointly-owned equipment of which the Fund had a controlling interest greater than 50%, was accounted for under the consolidation method of accounting.

8.   OPERATING SEGMENTS

     The Fund  operates or operated in six  different  segments:  marine  vessel leasing, aircraft leasing, railcar leasing, trailer leasing, marine container leasing and rig leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers. The following tables present a summary of the operating segments (in thousands of dollars):

                                           Marine                                     Marine
                                           Vessel   Aircraft    Railcar   Trailer    Container   All
    For the quarter ended March 31, 2000  Leasing    Leasing    Leasing   Leasing    Leasing    Other<F1>1  Total
    ------------------------------------  -------    -------    -------   -------    -------    ------      -----
    REVENUES
      Lease revenue                        $ 2,212   $  1,014   $    966  $  1,030   $    567  $     --   $  5,789
      Interest income and other                  1          2         --        --         --       144        147
                                          -------------------------------------------------------------------------
        Total revenues                       2,213      1,016        966     1,030        567       144      5,936

    COSTS AND EXPENSES
      Operations support                     1,118          9        115       215          2        10      1,469
      Depreciation and amortization          1,155        579        376       369        417         5      2,901
      Interest expense                          --         --         --        --         --       463        463
      Management fees to affiliate             110         51         63        60         28        --        312
      General and administrative expenses       13          2         26       231         --       204        476
                                          -------------------------------------------------------------------------
        Total costs and expenses             2,396        641        580       875        447       682      5,621
                                          -------------------------------------------------------------------------
    Equity in net loss of USPEs                (64)       (23)        --        --         --        (5)       (92)
                                          -------------------------------------------------------------------------
        Net income (loss)                  $  (247)  $    352   $    386  $    155   $    120  $   (543)  $    223
                                          =========================================================================

    Total assets as of March 31, 2000      $ 26,079  $  9,771   $ 10,920  $  9,342   $ 13,611  $  9,511   $ 79,234
                                          =========================================================================

<F1>
     -------------------------------------

     1 Includes certain interest income and costs not identifiable to a particular segment, such as amortization expense and interest expense and certain operations support and general and administrative expenses.


               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A DELAWARE LIMITED LIABILITY COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000

8.   OPERATING SEGMENTS (CONTINUED)

                                           Marine
                                           Vessel   Aircraft    Railcar   Trailer      Rig       All
    For the quarter ended March 31, 1999  Leasing    Leasing    Leasing   Leasing    Leasing    Other<F1>1  Total
    ------------------------------------  -------    -------    -------   -------    -------    ------      -----

    REVENUES
      Lease revenue                        $ 2,630   $  1,014   $    982  $    847   $  1,181  $     --   $  6,654
      Interest income and other                 --          3         --        --         --        81         84
      Net loss on disposition
        of equipment                            --         --        (16)       --         --        --        (16 )
                                          -------------------------------------------------------------------------
        Total revenues                       2,630      1,017        966       847      1,181        81      6,722

    COSTS AND EXPENSES
      Operations support                     1,329          6        146       193         23        13      1,710
      Depreciation and amortization          1,503        643        437       362        583         5      3,533
      Interest expense                          --         --         --        --         --       453        453
      Management fees to affiliate             132         51         65        53         59        --        360
      General and administrative expenses       15          8          6       175         18       191        413
                                          -------------------------------------------------------------------------
        Total costs and expenses             2,979        708        654       783        683       662      6,469
                                          -------------------------------------------------------------------------
    Minority interest                           --         --         --        --       (196)       --       (196)
    Equity in net income (loss) of USPEs       (56)     2,801         --        --         --        --      2,745
                                          -------------------------------------------------------------------------
    Net income (loss) before cumulative
    effect
        of accounting change                  (405)     3,110        312        64        302      (581)     2,802
                                          -------------------------------------------------------------------------
    Cumulative effect of accounting             --         --         --        --         --      (132)      (132)
    change
                                          =========================================================================
        Net income (loss)                  $  (405)  $  3,110   $    312  $     64   $    302  $   (713)  $  2,670
                                          =========================================================================

    Total assets as of March 31, 1999      $ 36,821  $ 16,309   $ 12,706  $  8,695   $ 13,406  $ 11,443   $ 99,380
                                          =========================================================================

<F1>
  -------------------------------------

     1 Includes certain interest income and costs not identifiable to a particular segment, such as amortization expense and interest expense and certain operations support and general and administrative expenses.



9.   DEBT

     The Manager has entered into a short-term, joint $24.5 million credit facility (the Committed Bridge Facility) on behalf of the Fund that is due to expire on June 30, 2000. As of March 31, 2000, no eligible borrower had any outstanding borrowings under the short-term Committed Bridge Facility.

     The Manager believes it will be able to renew the Committed Bridge Facility upon its expiration with similar terms as those in the current Committed Bridge Facility.

10.  NET INCOME (LOSS) PER WEIGHTED-AVERAGE CLASS A UNIT

     Net income (loss) per weighted-average Class A unit was computed by dividing net income (loss) attributable to Class A members by the weighted-average number of Class A units deemed outstanding during the period. The weighted-average number of Class A units deemed outstanding during the three months ended March 31, 2000 and 1999 were 4,973,911 units and 4,996,077 units, respectively.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)  RESULTS OF OPERATIONS

COMPARISON OF THE PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.'S (THE FUND'S) OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

In September 1999, the Manager amended the corporate-by-laws of certain unconsolidated special purpose entities (USPEs) in which the Fund, or any affiliated program, owns an interest greater than 50%. The amendment to the corporate-by-laws provided that all decisions regarding the acquisition and disposition of the investment as well as other significant business decisions of that investment would be permitted only upon unanimous consent of the Fund and all the affiliated programs that have an ownership in the investment (the Amendment). As such, although the Fund may own a majority interest in a USPE, the Fund does not control its management and thus the equity method of accounting will be used after adoption of the Amendment. As a result of the Amendment, as of September 30, 1999, all jointly owned equipment in which the Fund owned a majority interest, which had been consolidated, were reclassified to investments in USPEs. Lease revenues and direct expenses for jointly owned equipment in which the Fund held a majority interest were reported under the consolidation method of accounting during the three months ended March 31, 1999 and were included with the owned equipment operations.

(A)   Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment decreased during the first quarter of 2000, compared to the same quarter of 1999. Gains or losses from the sale of equipment, interest and other income and certain expenses such as depreciation and amortization and general and administrative expenses relating to the operating segments (see Note 8 to the unaudited financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                                        For the Three Months
                                          Ended March 31,
                                        2000             1999
                                     ----------------------------

  Marine vessels                      $  1,094       $    1,301
  Aircraft                               1,005            1,008
  Railcars                                 851              836
  Trailers                                 815              654
  Marine containers                        565               --
  Mobile offshore drilling unit             --            1,158

Marine vessels: Marine vessel lease revenues and direct expenses were $2.2 million and $1.1 million, respectively, for the first quarter of 2000, compared to $2.6 million and $1.3 million, respectively, during the same quarter of 1999. Lease revenue decreased $0.4 million in the first quarter of 2000 compared to the same period in 1999 due to lower re-lease rates for one of the Fund's anchor handling supply marine vessels. Direct expenses decreased $0.2 million primarily due to lower operating expenses for one of the Fund's marine vessels in the first quarter of 2000 compared to the same period in 1999.

Aircraft: Aircraft lease revenues and direct expenses were $1.0 million and $9,000, respectively, for the first quarter of 2000, compared to $1.0 million and $6,000, respectively, during the same quarter of 1999. Aircraft contribution remained the same due to the relative stability of the aircraft fleet.

Railcars: Railcar lease revenues and direct expenses were $1.0 million and $0.1 million, respectively, for the first quarter of 2000 and 1999. Lease revenue decreased due to the sale or disposition of railcars in 1999. Expenses decreased due to running repairs required on certain of the railcars during the first quarter of 1999, which were not needed during the same period in 2000.

Trailers: Trailer lease revenues and direct expenses were $1.0 million and $0.2 million, respectively, for the first quarter of 2000, compared to $0.8 million and $0.2 million, respectively, during the same quarter of 1999. Lease revenues increased in the first quarter of 2000, compared to the same period of 1999 due to the purchase of trailers in 1999 and the first quarter of 2000.

Marine containers: Marine container lease revenues were $0.6 million for the first quarter of 2000. Marine container contribution increased due to the purchase of marine containers in 1999 and the first quarter of 2000.

Mobile offshore drilling unit: Mobile offshore drilling unit revenues and expenses were $1.2 million and $23,000, respectively, for the first quarter of 1999. This mobile offshore drilling unit was sold in the fourth quarter of 1999.

(B)   Interest and Other Income

Interest and other income increased $0.1 million due to higher average cash balances in the first quarter of 2000, compared to the same period in 1999.

(C)   Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $4.2 million for the quarter ended March 31, 2000 decreased from $4.8 million for the same period in 1999. The primary reason for the decrease was a $0.6 million decrease in depreciation expense from 1999 levels due to a $0.5 million decrease due to the use of the double-declining balance depreciation method which results in greater depreciation the first years an asset is owned, and a $0.6 million decrease as a result of the change in accounting treatment of majority held equipment from the consolidation method of accounting to the equity method of accounting. These decreases were partially offset by an increase of $0.5 million in depreciation expense from the purchase of equipment during 1999 and the first quarter of 2000.

(D)  Minority interest

Minority interests decreased $0.2 million due to the September 30, 1999 Amendment that changed the accounting method of majority held equipment from the consolidation method of accounting to the equity method of accounting.

(E)  Net Loss on Disposition of Owned Equipment

Net loss on disposition of equipment for the first quarter of 1999 totaled $16,000 which resulted from the sale of railcars with a net book value of $0.1 million, for proceeds of $0.1 million. There were no sales or dispositions of equipment in the first quarter of 2000.

(F)   Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars).

                                                 For the Three Months
                                                   Ended March 31,
                                                  2000             1999
                                                ----------------------------

  Mobile offshore drilling unit                $      (5)       $      --
  Aircraft                                           (23)           2,801
  Marine vessel                                      (64)             (56)
                                              --------------------------------
         Equity in net income (loss) of USPEs  $    (92 )       $   2,745
                                              ================================

Aircraft: As of March 31, 2000 and 1999, the Fund owned interests in two trusts that each owns a commercial aircraft. During the first quarter of 2000, aircraft lease revenues were $0.5 million offset by expenses of $0.5 million. During the first quarter of 1999, aircraft lease revenues were $0.5 million and the gain from the sale of the Fund's interest in two trusts that owned a total of three commercial aircraft, two aircraft engines, and a portfolio of aircraft rotables of $3.3 million was offset by expenses of $1.0 million. The decrease in expenses of $0.5 million was primarily due to lower depreciation expense resulting from a $0.3 million decrease due to the double declining-balance method of depreciation which results in greater depreciation in the first years an asset is owned and a $0.2 million decrease due to the sale of the Fund's interest in the two trusts.

Marine vessel: As of March 31, 2000 and 1999, the Fund had an interest in an entity that owns a marine vessel. Marine vessel revenues and expenses were $0.2 million and $0.2 million, respectively, for the first quarter of 2000, compared to $0.2 million and $0.3 million, respectively, during the same period in 1999. Expenses decreased due primarily to lower depreciation expense as a result of the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned.

(G)  Cumulative Effect of Accounting Change

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," which requires costs related to start-up activities to be expensed as incurred. The statement requires that initial application be reported as a cumulative effect of a change in accounting principle. The Fund adopted this statement during the first quarter of 1999, at which time it took a $0.1 million charge or $0.03 per weighted-average Class A unit, related to start-up costs of the Fund.

(H)   Net Income

As a result of the foregoing, the Fund had net income of $0.2 million for the first quarter of 2000, compared to net income of $2.7 million during the same period of 1999. The Fund's ability to acquire, operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Fund's performance in the first quarter of 2000 is not necessarily indicative of future periods. In the first quarter of 2000, the Fund distributed $2.3 million to Class A members, or $0.47 per weighted-average Class A unit.

(II)  FINANCIAL CONDITION -- CAPITAL RESOURCES AND LIQUIDITY

For the three months ended March 31, 2000, the Fund generated operating cash of $4.9 million (net cash provided by operating activities, plus non-liquidating distributions from USPEs) to meet its operating obligations and maintain the current level of distributions (total of $2.8 million for three months ended March 31, 2000) to the partners.

As of March 31, 2000, restricted cash increased $0.3 million compared to December 31, 1999 due to the security deposit received from a container lessee in the first quarter of 2000.

Accounts payable increased $0.9 million during the three months ended March 31, 2000 when compared to December 31, 1999 due to the $0.5 million accrual of interest expense for the Fund's outstanding note which is paid semi annually, and the accrual of $0.4 million for the purchase of marine containers.

Lessee deposits and reserve for repairs increased $0.4 million during the three months ended March 31, 2000. Security deposits increased $0.3 million due to security deposits from a container lessee, reserves for aircraft engine repairs increased $0.2 million due to additional lessee deposits, and marine vessel dry-docking reserves increased $0.1 million due to the accrual for future repairs. Lessee prepaid deposits decreased $0.2 million due to fewer lessee's prepaying future lease revenue.

The Fund has a $0.6 million commitment to purchase marine containers of which $0.4 million was accrued for as of March 31, 2000.

The Manager has entered into a short-term joint $24.5 million credit facility. As of April 30, 2000, no eligible borrower had any outstanding borrowings. The Manager believes it will be able to renew the Committed Bridge Facility upon its June 30, 2000 expiration with similar terms as those in the current Committed Bridge Facility.

(III)     EFFECTS OF YEAR 2000

To date, the Fund has not experienced any material Year 2000 (Y2K) issues with either its internally developed software or purchased software. In addition, to date the Fund has not been impacted by any Y2K problems that may have impacted our customers and suppliers. The amount allocated to the Fund by the Manager related to Y2K issues has not been material. The Manager continues to monitor its systems for any potential Y2K issues.

(IV) OUTLOOK FOR THE FUTURE

Several factors may affect the Fund's operating performance in the remainder of 2000 and beyond, including changes in the markets for the Fund's equipment and changes in the regulatory environment in which the equipment operates.

The Fund's operation of a diversified equipment portfolio in a broad base of markets is intended to reduce its exposure to volatility in individual equipment sectors.

Other factors affecting the Fund's contribution in the remainder of 2000 and beyond include:

1. Depressed economic conditions in Asia during most of 1999 led to low freight rates for dry bulk marine vessels. As Asia began its economic recovery later in 1999 freight rates began to increase and, in the absence of new additional orders, this market would be expected to continue to show improvement and stabilize over the next one to two years.

2. In 1999, one of the Fund's anchor handling supply marine vessels was re-leased at a significantly lower rate, due to soft market conditions. The other anchor handling supply marine vessel is currently off lease. The Manager is in the process of marketing this marine vessel for re-lease.

3. Rates and utilization dropped for oil tanker vessels due to the economic crisis in Asia. The demand in 2000 has shown some signs of recovery; however, rate recovery may take two to three years.

4. The demand for covered hopper cars has softened in the market since 1999, and is expected to continue through 2000. The demand for the other types of railcars has continued to be high, however a softening in the market is expected, which may lead to lower utilization and lower contribution to the Fund.

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

The Fund intends to use excess cash flow, if any, after payment of operating expenses, the maintenance of working capital reserves, and cash distributions to the members, to acquire additional equipment during the first six years of the Fund's operations which ends on December 31, 2002. The Manager believes these acquisitions may cause the Fund to generate additional earning and cash flow for the Fund.

(V)   FORWARD-LOOKING INFORMATION

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Fund's primary market risk exposure is that of currency devaluation risk. During the three months ended March 31, 2000, 69% of the Fund's total lease revenues from wholly-and partially-owned equipment came from non-United States domiciled lessees. Most of the leases require payment in United States (U.S.) currency. If these lessee's currency devalues against the U.S. dollar, the lessees could encounter difficulty in making the U.S. dollar denominated lease payment.










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


                                  PROFESSIONAL LEASE MANAGEMENT
                                  INCOME FUND I, L.L.C.
                                  By: PLM Financial Services, Inc.
                                      Manager




Date: May 9, 2000
                                  By:  /s/ Richard K Brock
                                       --------------------------
                                       Richard K Brock
                                       Chief Financial Officer