Form 10-Q
period 2000-06-30
PROFESSIONAL LEASE MANAGEMENT INCOME FUND I LLC
filed 2000-08-09
CIK 928956

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE FISCAL QUARTER ENDED JUNE 30, 2000

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
                                 BALANCE SHEETS
                 (in thousands of dollars, except unit amounts)




                                                                                June 30,          December 31,
                                                                                  2000                1999
                                                                             ------------------------------------
  ASSETS

  Equipment held for operating lease                                          $   116,142         $  103,709
  Less accumulated depreciation                                                   (51,457)           (45,183)
                                                                             ------------------------------------
      Net equipment                                                                64,685             58,526

  Cash and cash equivalents                                                         1,966             11,597
  Restricted cash                                                                     739                453
  Accounts receivable, less allowance for doubtful accounts
        of $89 in 2000 and $65 in 1999                                              2,198              2,007
  Investment in unconsolidated special-purpose entities                             6,381              7,717
  Deferred charges, less accumulated amortization
        of $61 in 2000 and $52 in 1999                                                116                125
  Prepaid expenses and other assets                                                    30                108
                                                                             ------------------------------------
        Total assets                                                          $    76,115         $   80,533
                                                                             ====================================

  LIABILITIES AND MEMBERS' EQUITY

  Liabilities:
  Accounts payable and accrued expenses                                       $       332         $      458
  Due to affiliates                                                                   838                656
  Lessee deposits and reserves for repairs                                          4,720              3,821
  Note payable                                                                     25,000             25,000
                                                                             ------------------------------------
      Total liabilities                                                            30,890             29,935
                                                                             ------------------------------------

  Members' equity:
  Class A members (4,971,311 units as of June 30, 2000
        and 4,975,321 units as of December 31, 1999)                               45,225             50,598
  Class B member                                                                       --                 --
                                                                             ------------------------------------
      Total members' equity                                                        45,225             50,598
                                                                             ------------------------------------

         Total liabilities and members' equity                                $    76,115         $   80,533
                                                                             ====================================







                 See accompanying notes to financial statements.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A DELAWARE LIMITED LIABILITY COMPANY)
                            STATEMENTS OF OPERATIONS
         (in thousands of dollars, except weighted-average unit amounts)

                                                          For the Three Months               For the Six Months
                                                             Ended June 30,                    Ended June 30,
                                                          2000           1999               2000            1999
                                                       -------------------------------------------------------------
  REVENUES

  Lease revenue                                        $   5,787      $   6,595          $  11,576      $   13,249
  Interest and other income                                  113             36                260             120
  Net gain on disposition of equipment                         6             27                  6              11
                                                       -------------------------------------------------------------
      Total revenues                                       5,906          6,658             11,842          13,380
                                                       -------------------------------------------------------------

  EXPENSES

  Depreciation and amortization                            3,396          3,907              6,297           7,440
  Repairs and maintenance                                    464            580              1,091           1,253
  Equipment operating expenses                               238            640                997           1,580
  Interest expense                                           453            463                916             916
  Insurance expense                                          109             69                192             167
  Management fees to affiliate                               310            346                622             706
  General and administrative expenses
        to affiliates                                        217            234                475             491
  Other general and administrative expenses                  263            180                481             336
                                                       -------------------------------------------------------------
      Total expenses                                       5,450          6,419             11,071          12,889
                                                       -------------------------------------------------------------

  Minority interest                                           --           (202)                --            (398)
  Equity in net income (loss) of unconsolidated
        special-purpose entities                            (152)          (305)              (244)          2,441
                                                       -------------------------------------------------------------

  Net income (loss) before cumulative effect of
        accounting change                                    304           (268)               527           2,534

  Cumulative effect of accounting change                      --             --                 --            (132)
                                                       -------------------------------------------------------------

        Net income (loss)                              $     304      $    (268)         $     527      $    2,402
                                                       =============================================================

  MEMBERS' SHARE OF NET INCOME (LOSS)

  Class A members                                      $    (135)     $    (708)         $    (351)     $    1,653
  Class B member                                             439            440                878             749
                                                       -------------------------------------------------------------

         Total                                         $     304      $    (268)         $     527      $    2,402
                                                       =============================================================

  Class A members' net income (loss) per
        weighted-average Class A unit                  $   (0.03)     $   (0.14)         $   (0.07)     $     0.33
                                                       =============================================================

  Cash distribution                                    $   3,066      $   2,933          $   5,852      $    5,873
                                                       =============================================================
  Cash distribution per weighted-average
        Class A units                                  $    0.53      $    0.50          $    1.00      $     1.00
                                                       =============================================================



                 See accompanying notes to financial statements.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A DELAWARE LIMITED LIABILITY COMPANY)
                  STATEMENTS OF CHANGES IN MEMBERS' EQUITY For
               the period from December 31, 1998 to June 30, 2000
                            (in thousands of dollars)



                                                           Class A              Class B              Total
                                                       ---------------------------------------------------------

    Members' equity as of December 31, 1998            $       64,893       $         132       $       65,025

  Net income (loss)                                            (4,029)              1,628               (2,401)

  Purchase of Class A units                                      (336)                 --                 (336)

  Cash distribution                                            (9,930)             (1,760)             (11,690)
                                                       ---------------------------------------------------------

    Members' equity as of December 31, 1999                    50,598                  --               50,598

  Net income (loss)                                              (351)                878                  527

  Purchase of Class A units                                       (48)                 --                  (48)

  Cash distribution                                            (4,974)               (878)              (5,852)
                                                       ---------------------------------------------------------

    Members' equity as of June 30, 2000                $       45,225       $          --       $       45,225
                                                       =========================================================










                 See accompanying notes to financial statements.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A DELAWARE LIMITED LIABILITY COMPANY)
                            STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)



                                                                              For the Six Months
                                                                                Ended June 30,
                                                                          2000                 1999
                                                                    ---------------------------------------
     OPERATING ACTIVITIES

     Net income                                                     $           527      $         2,402
     Adjustments to reconcile net income to net cash
           provided by (used in) operating activities:
       Depreciation and amortization                                          6,297                7,440
       Cumulative effect of accounting change                                    --                  132
       Net gain on disposition of equipment                                      (6)                 (11)
       Equity in net (income) loss of unconsolidated
             special-purpose entities                                           244               (2,441)
       Changes in operating assets and liabilities:
         Restricted cash                                                       (286)                (409)
         Accounts receivable, net                                              (191)              (1,101)
         Prepaid expenses and other assets                                       78                  113
         Accounts payable and accrued expenses                                 (126)                 (12)
         Due to affiliates                                                      182                  239
         Lessee deposits and reserves for repairs                               899                  406
         Minority interest                                                       --                 (455)
                                                                    ---------------------------------------
             Net cash provided by operating activities                        7,618                6,303
                                                                    ---------------------------------------

     INVESTING ACTIVITIES

     Payments for purchase of equipment and capitalized
           improvements                                                     (12,462)              (9,949)
     Liquidation distributions from unconsolidated
           special-purpose entities                                              --                7,095
     Proceeds from disposition of equipment                                      21                  114
     Distributions from unconsolidated special-purpose
           entities                                                           1,092                  948
                                                                    ---------------------------------------
           Net cash used in investing activities                            (11,349)              (1,792)
                                                                    ---------------------------------------

     FINANCING ACTIVITIES

     Cash distribution to Class A members                                    (4,974)              (4,992)
     Cash distribution to Class B Member                                       (878)                (881)
     Purchase of Class A units                                                  (48)                (331)
                                                                    ---------------------------------------
           Net cash used in financing activities                             (5,900)              (6,204)
                                                                    ---------------------------------------

     Net decrease in cash and cash equivalents                               (9,631)              (1,693)
     Cash and cash equivalents at beginning of period                        11,597                3,720
                                                                    ---------------------------------------
     Cash and cash equivalents at end of period                     $         1,966      $         2,027
                                                                    =======================================

     SUPPLEMENTAL INFORMATION
     Interest paid                                                  $           916      $           916
                                                                    =======================================




                See accompanying notes to financial statements.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A DELAWARE LIMITED LIABILITY COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000


1.   OPINION OF MANAGEMENT

     In the opinion of the management of PLM Financial Services, Inc. (FSI or the Manager), the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of Professional Lease Management Income Fund I, L.L.C. (the Fund) as of June 30, 2000 and December 31, 1999, the statements of operations for the three and six months ended June 30, 2000 and 1999, the statements of changes in members' equity for the period from December 31, 1998 to June 30, 2000, and the statements of cash flows for the six months ended June 30, 2000 and 1999. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Fund's Annual Report on Form 10-K for the year ended December 31, 1999, on file at the Securities and Exchange Commission.

2.   SCHEDULE OF FUND PHASES

     The Fund will terminate on December 31, 2010, unless terminated earlier upon sale of all equipment and certain other events. Beginning in the Fund's seventh year of operations, which commences on January 1, 2003, the Manager will stop purchasing additional equipment. Surplus cash, if any, less reasonable reserves, will be distributed to the members. Between the eighth and tenth years of operations, the Manager intends to begin an orderly liquidation of the Fund's assets.

3.   PURCHASE OF CLASS A UNITS

     In 1999, the Fund agreed to purchase up to 4,010 Class A units in 2000 for an aggregate purchase price of $49,000. As of June 30, 2000, the Fund had purchased 4,010 Class A units for $48,000.

4.   CASH DISTRIBUTIONS

     Cash distributions are recorded when paid and may include amounts in excess of net income that are considered to represent a return of capital. For the six months ended June 30, 2000 and 1999, cash distributions totaled $5.9 million. For the three months ended June 30, 2000 and 1999, cash distributions totaled $3.1 million and $2.9 million, respectively. Cash distributions to the Class A unitholders of $5.0 million and $3.3 million for the six months ended June 30, 2000 and 1999, respectively, were deemed to be a return of capital.

     Cash distributions related to the results from the second quarter of 2000, of $1.7 million, will be paid during the third quarter of 2000.

5.   TRANSACTIONS WITH MANAGER AND AFFILIATES

     The balance due to affiliates as of June 30, 2000, included $0.2 million due to FSI and its affiliates for management fees and data processing services, and $0.6 million due to affiliated unconsolidated special-purpose entities (USPEs). The balance due to affiliates as of December 31, 1999, included $0.2 million due to FSI and its affiliates for management fees and $0.5 million due to affiliated USPEs.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A DELAWARE LIMITED LIABILITY COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000

5.   TRANSACTIONS WITH MANAGER AND AFFILIATES (CONTINUED)

     The Fund's proportional share of USPE-affiliated management fees of $21,000 and $31,000, respectively, were payable as of June 30, 2000 and December 31, 1999.

     The Fund's proportional share of the affiliated expenses incurred by the USPEs during 2000 and 1999 is listed in the following table (in thousands of dollars):


                                                       For the Three Months               For the Six Months
                                                          Ended June 30,                    Ended June 30,
                                                        2000            1999               2000             1999
                                                     ----------------------------------------------------------------

           Management fees                           $      32       $      62          $      67        $     72
           Data processing and administrative
              expenses                                       8              13                 20              21


6.   EQUIPMENT

     The components of owned equipment were as follows (in thousands of dollars):

                                           June 30,             December 31,
                                            2000                   1999
                                        ---------------------------------------

  Marine vessels                         $   37,256             $    37,256
  Aircraft                                   20,605                  20,605
  Railcars                                   19,717                  19,710
  Trailers                                   16,404                  16,196
  Marine containers                          22,160                   9,942
                                        ---------------------------------------
                                            116,142                 103,709
  Less accumulated depreciation             (51,457)                (45,183)
                                        ---------------------------------------
        Net equipment                    $   64,685             $    58,526
                                        =======================================

     As of June 30, 2000, all owned equipment in the Fund's portfolio was either on lease or operating in PLM-affiliated short-term trailer rental facilities, except for a marine vessel and ten railcars with a carrying value of $3.7 million. As of December 31, 1999, all owned equipment in the Fund portfolio was either on lease or operating in PLM-affiliate short-term trailer rental yards except for six railcars with a carrying value of $0.1 million.

     During the six months ended June 30, 2000, the Fund purchased 5,945 marine containers and ten trailers for $12.5 million. During the six months ended June 30, 1999, the Fund purchased 4,430 marine containers for $9.9 million.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A DELAWARE LIMITED LIABILITY COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000

6.   EQUIPMENT (CONTINUED)

     During the six months ended June 30, 2000, the Fund sold a trailer with a net book value of $15,000, for proceeds of $21,000. During the six months ended June 30, 1999, the Fund sold railcars and trailers with an aggregate net book value of $0.1 million, for proceeds of $0.1 million.

     On May 24, 2000, FSI, on behalf of the Fund, entered into an asset purchase agreement to sell the refrigerated and dry trailer assets of the Fund. Closing of the transaction is contingent on numerous conditions. If the sale is completed, the Manager estimates that the Fund's sale proceeds to be approximately $7.1 million and will result in a gain of approximately $2.2 million. Since the sale of the trailers is contingent upon certain conditions being met, the Fund's refrigerated and dry trailers are not classified as assets held for sale.

7.   Investments in Unconsolidated Special-Purpose Entities

     The net investments in USPEs included the following jointly-owned equipment (and related assets and liabilities) (in thousands of dollars):


                                                                               June 30,              December 31,
                                                                                 2000                    1999
                                                                          ---------------------------------------------

     50% interest in a trust owning an MD-82 stage III commercial
               aircraft                                                    $         4,159        $            4,784
     50% interest in a trust owning an MD-82 stage III commercial
               aircraft                                                              1,347                     1,773
     50% interest in a trust owning a cargo marine vessel                              794                     1,024
     25% interest in a trust that owned four 737-200A stage II
               commercial aircraft                                                      45                        76
     25% interest in a trust that owned four 737-200A stage II
               commercial aircraft                                                      36                        60
                                                                          =============================================
         Net investments                                                   $         6,381        $            7,717
                                                                          =============================================

     As of June 30, 2000 and December 31, 1999, all jointly-owned equipment in the Fund's USPE portfolio was on lease.










                     (This space intentionally left blank.)

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A DELAWARE LIMITED LIABILITY COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000

8.   OPERATING SEGMENTS

     The Fund  operates or operated in six  different  segments:  marine  vessel leasing, aircraft leasing, railcar leasing, trailer leasing, marine container leasing, and mobile offshore drilling unit (MODU) leasing. Each equipment leasing segment engages in short to mid-term operating leases to a variety of customers. The following tables present a summary of the operating segments (in thousands of dollars):

                                           Marine                                     Marine
                                           Vessel   Aircraft    Railcar   Trailer    Container
    For the quarter ended June 30, 2000   Leasing    Leasing    Leasing   Leasing    Leasing     Other<F1>1  Total
    -----------------------------------   -------    -------    -------   -------    -------     ------      -----

    REVENUES
      Lease revenue                        $ 1,760   $  1,014   $    897  $  1,052   $  1,064  $     --   $  5,787
      Interest income and other                 --          1         --        --         --       112        113
      Net gain on disposition
        of equipment                            --         --         --         6         --        --          6
                                          -------------------------------------------------------------------------
        Total revenues                       1,760      1,015        897     1,058      1,064       112      5,906

    COSTS AND EXPENSES
      Operations support                       366          9        164       262          1         9        811
      Depreciation and amortization          1,155        579        376       369        913         4      3,396
      Interest expense                          --         --         --        --         --       453        453
      Management fees to affiliate             101         51         55        69         34        --        310
      General and administrative expenses       38          2         35       185          1       219        480
                                          -------------------------------------------------------------------------
        Total costs and expenses             1,660        641        630       885        949       685      5,450
                                          -------------------------------------------------------------------------
      Equity in net loss of USPEs             (128)       (24)        --        --         --        --       (152)
                                          -------------------------------------------------------------------------
        Net income (loss)                  $   (28)  $    350   $    267  $    173   $    115  $   (573)  $    304
                                          =========================================================================

    Total assets as of June 30, 2000       $ 25,018  $  8,602   $ 10,514  $  8,945   $ 19,944  $  3,092   $ 76,115
                                          =========================================================================

                                           Marine
                                           Vessel   Aircraft    Railcar   Trailer      MODU
    For the quarter ended June 30, 1999   Leasing    Leasing    Leasing   Leasing    Leasing     Other<F2>2  Total
    -----------------------------------   -------    -------    -------   -------    -------     ------      -----

    REVENUES
      Lease revenue                        $ 2,175   $  1,014   $    923  $    927   $  1,183  $    373   $  6,595
      Interest income and other                  1          2         --        --         --        33         36
      Net gain on disposition
        of equipment                            --         --         22         5         --        --         27
                                          -------------------------------------------------------------------------
        Total revenues                       2,176      1,016        945       932      1,183       406      6,658

    COSTS AND EXPENSES
      Operations support                       861          7        185       208         16        12      1,289
      Depreciation and amortization          1,503        643        435       362        583       381      3,907
      Interest expense                          --         --         --        --         --       463        463
      Management fees to affiliate             109         51         61        48         59        18        346
      General and administrative expenses       13          6         18       214         13       150        414
                                          -------------------------------------------------------------------------
        Total costs and expenses             2,486        707        699       832        671     1,024      6,419
                                          -------------------------------------------------------------------------
      Minority interest                         --         --         --        --       (202)       --       (202)
      Equity in net income (loss) of            12       (317)        --        --         --        --       (305)
    USPEs
                                          -------------------------------------------------------------------------
        Net income (loss)                  $  (298)  $     (8)  $    246  $    100   $    310  $   (618)  $   (268)
                                          =========================================================================

    Total assets as of June 30, 1999       $ 34,896  $ 14,902   $ 12,176  $  8,316   $ 12,823  $ 12,898   $ 96,011
                                          =========================================================================

-------------------------------------
<F1>
1 Includes interest income and costs not identifiable to a particular segment, such as amortization expense and interest expense and certain operations support and general and administrative expenses.
<F2>
2 Includes interest income and costs not identifiable to a particular segment, such as amortization expense and interest expense and certain operations support and general and administrative expenses. Also includes lease revenues and expenses from marine containers.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A DELAWARE LIMITED LIABILITY COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000

8.       OPERATING SEGMENTS (CONTINUED)


                                           Marine                                     Marine
                                           Vessel   Aircraft    Railcar   Trailer    Container
    For the six  months  ended  June 30,  Leasing    Leasing    Leasing   Leasing    Leasing     Other<F1>1  Total
    2000
    ------------------------------------  -------   --------    -------   --------   ---------   --------    ------

    REVENUES
      Lease revenue                        $ 3,972   $  2,029   $  1,862  $  2,083   $  1,630  $     --   $ 11,576
      Interest income and other                  1          2         --        --         --       257        260
      Net gain on disposition
        of equipment                            --         --         --         6         --        --          6
                                          -------------------------------------------------------------------------
        Total revenues                       3,973      2,031      1,862     2,089      1,630       257     11,842

    COSTS AND EXPENSES
      Operations support                     1,484         18        279       477          3        19      2,280
      Depreciation and amortization          2,310      1,157        752       738      1,331         9      6,297
      Interest expense                          --         --         --        --         --       916        916
      Management fees to affiliate             212        101        118       129         62        --        622
      General and administrative expenses       52          4         61       416          1       422        956
                                          -------------------------------------------------------------------------
        Total costs and expenses             4,058      1,280      1,210     1,760      1,397     1,366     11,071
                                          -------------------------------------------------------------------------
      Equity in net loss of USPEs             (198)       (46)        --        --         --        --       (244)
                                          -------------------------------------------------------------------------
        Net income (loss)                  $  (283)  $    705   $    652  $    329   $    233  $ (1,109)  $    527
                                          =========================================================================

    Total assets as of June 30, 2000       $ 25,018  $  8,602   $ 10,514  $  8,945   $ 19,944  $  3,092   $ 76,115
                                          =========================================================================

                                           Marine
                                           Vessel   Aircraft    Railcar   Trailer      MODU
    For the six  months  ended  June 30,  Leasing    Leasing    Leasing   Leasing    Leasing     Other<F2>2  Total
    1999
    ------------------------------------  -------   --------    --------  --------   -------     ----------  ------

    Revenues
      Lease revenue                        $ 4,805   $  2,028   $  1,905  $  1,774   $  2,364  $    373   $ 13,249
      Interest income and other                  1          5         --        --         --       114        120
      Net gain on disposition
        of equipment                            --         --          6         5         --        --         11
                                          -------------------------------------------------------------------------
        Total revenues                       4,806      2,033      1,911     1,779      2,364       487     13,380

    Costs and expenses
      Operations support                     2,191         13        331       401         40        24      3,000
      Depreciation and amortization          3,006      1,286        873       724      1,166       385      7,440
      Interest expense                          --         --         --        --         --       916        916
      Management fees to affiliate             240        101        126       102        118        19        706
      General and administrative expenses       27         14         25       389         31       341        827
                                          -------------------------------------------------------------------------
        Total costs and expenses             5,464      1,414      1,355     1,616      1,355     1,685     12,889
                                          -------------------------------------------------------------------------
      Minority interest                         --         --         --        --       (398)       --       (398)
      Equity in net income (loss) of USPEs     (44)     2,485         --        --         --        --      2,441
                                          -------------------------------------------------------------------------
      Net income (loss) before cumulative
        effect of accounting change           (702)     3,104        556       163        611    (1,198)     2,534
      Cumulative effect of accounting change    --         --         --        --         --      (132)      (132)
                                          =========================================================================
        Net income (loss)                  $  (702 ) $  3,104   $    556  $    163   $    611  $ (1,330 ) $  2,402
                                          =========================================================================

    Total assets as of June 30, 1999       $ 34,896  $ 14,902   $ 12,176  $  8,316   $ 12,823  $ 12,898   $ 96,011
                                          =========================================================================





     -------------------------------------
<F1>
     1 Includes interest income and costs not identifiable to a particular segment, such as amortization expense and interest expense and certain operations support and general and administrative expenses.
<F2>
     2 Includes interest income and costs not identifiable to a particular segment, such as amortization expense and interest expense and certain operations support and general and administrative expenses.
         Also includes lease revenues and expenses from marine containers.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A DELAWARE LIMITED LIABILITY COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000

9.   DEBT

     The Fund has a warehouse facility, which is shared with PLM Equipment Growth Fund VI, PLM Equipment Growth & Income Fund VII, and TEC Acquisub, Inc., an indirect wholly-owned subsidiary of the Manager. Borrowings under this facility by the other eligible borrowers reduces the amount available to be borrowed by the Fund. All borrowings under this facility are guaranteed by the Manager. On June 30, 2000, this facility was extended to September 30, 2000 and the amount available to be borrowed under the facility was reduced from $24.5 million to $9.5 million. The Manager has been notified by the lender that this facility will not be renewed upon its expiration. The Manager is currently negotiating with a lender for a warehouse credit facility of $10.0-$15.0 million with similar terms. The Manager believes the facility will be in place by September 30, 2000.

     As of June 30, 2000, PLM Equipment Growth Fund VI had outstanding borrowings of $0.6 million and TEC Acquisub, Inc. had borrowings of $8.9 million under the warehouse facility. No other eligible borrower had any outstanding borrowings under the warehouse facility.

10.  NET INCOME (LOSS) PER WEIGHTED-AVERAGE CLASS A UNIT

     Net income (loss) per weighted-average Class A unit was computed by dividing net income (loss) attributable to Class A members by the weighted-average number of Class A units deemed outstanding during the period. The weighted-average number of Class A units deemed outstanding during the three and six months ended June 30, 2000 were 4,971,311 units and 4,972,611 units, respectively. The weighted-average number of Class A units deemed outstanding during the three and six months ended June 30, 1999 were 4,982,528 units and 4,989,303 units, respectively.

11.  CUMULATIVE EFFECT OF ACCOUNTING CHANGE

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," which required costs related to start-up activities to be expensed as incurred. The statement required that initial application be reported as a cumulative effect of a change in accounting principle. The Fund adopted this statement during the six months ended June 30, 1999, at which time it took a $0.1 million charge, related to start-up costs of Fund.










                    (This space is intentionally left blank.)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)  RESULTS OF OPERATIONS

In September 1999, the Manager amended the corporate-by-laws of certain unconsolidated special purpose entities (USPEs) in which the Fund, or any affiliated program, owned an interest greater than 50%. The amendment to the corporate-by-laws provided that all decisions regarding the acquisition and disposition of the investment as well as other significant business decisions of that investment would be permitted only upon unanimous consent of the Fund and all the affiliated programs that have an ownership in the investment (the Amendment). As such, although the Fund may own a majority interest in a USPE, the Fund does not control its management and thus the equity method of accounting will be used after adoption of the Amendment. As a result of the Amendment, as of September 30, 1999, all jointly owned equipment in which the Fund owned a majority interest, which had been consolidated, were reclassified to investments in USPEs. Lease revenues and direct expenses for jointly owned equipment in which the Fund held a majority interest were reported under the consolidation method of accounting during the three and six months ended June 30, 1999 and were included with the owned equipment operations.

COMPARISON OF THE PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.'S (THE FUND'S) OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment decreased during the second quarter of 2000, compared to the same quarter of 1999. Gains or losses from the sale of equipment, interest and other income and certain expenses such as depreciation and amortization and general and administrative expenses relating to the operating segments (see Note 8 to the financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

(A)   Owned Equipment Operations


                                             For the Three Months
                                                Ended June 30,
                                           2000             1999
                                        ----------------------------

  Marine vessels                        $  1,394       $    1,314
  Marine containers                        1,063              373
  Aircraft                                 1,005            1,007
  Trailers                                  790              719
  Railcars                                  733              738
  Mobile offshore drilling unit              --            1,166

Marine vessels: Marine vessel lease revenues and direct expenses were $1.8 million and $0.4 million, respectively, for the second quarter of 2000, compared to $2.2 million and $0.9 million, respectively, during the same quarter of 1999. Lease revenue decreased $0.4 million in the second quarter of 2000 compared to the same period in 1999 due to lower re-lease rates for one of the Fund's anchor handling supply marine vessels. In addition, lease revenue decreased $0.6 million due to another anchor handling supply marine vessel being off-lease in the second quarter of 2000 compared to the same period in 1999 where the marine vessel was on lease for the entire quarter. The decreases in lease revenue from these marine vessels were offset, in part, by an increase in lease revenue of $0.1 million due to another marine vessel being on lease for the entire second quarter of 2000 compared to the same period in 1999 where the marine vessel was off-lease for 39 days. In addition, lease revenue increased $0.5 million during the second quarter of 2000 compared to the same period in 1999 due to higher re-lease rates for the Fund's bulk carrier marine vessel. Direct expenses decreased $0.5 million primarily due to lower operating expenses for one of the Fund's marine vessels in the second quarter of 2000 compared to the same period in 1999.

Marine containers: Marine container lease revenues were $1.1 million and $0.4 million, respectively, for the second quarter of 2000 and 1999. Marine container contribution increased in the second quarter of 2000, compared to the same period in 1999 due to the purchase of marine containers in 1999 and 2000.

Aircraft: Aircraft lease revenues and direct expenses were $1.0 million and $9,000, respectively, for the second quarter of 2000, compared to $1.0 million and $7,000, respectively, during the same quarter of 1999. Aircraft contribution remained the same due to the stability of the aircraft fleet.

Trailers: Trailer lease revenues and direct expenses were $1.1 million and $0.3 million, respectively, for the second quarter of 2000, compared to $0.9 million and $0.2 million, respectively, during the same quarter of 1999. Trailer contribution increased in the second quarter of 2000, compared to the same period of 1999 due to the purchase of trailers in 1999 and 2000.

Railcars: Railcar lease revenues and direct expenses were $0.9 million and $0.2 million, respectively, during the second quarter of 2000 and 1999.

Mobile offshore drilling unit: Mobile offshore drilling unit revenues and expenses were $1.2 million and $17,000, respectively, for the second quarter of 1999. The Fund's interest in an entity owning a mobile offshore drilling unit was sold in the fourth quarter of 1999.

(B)   Interest and Other Income

Interest and other income increased $0.1 million due to higher average cash balances in the second quarter of 2000, compared to the same period in 1999.

(C)   Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $4.6 million for the quarter ended June 30, 2000 decreased from $5.1 million for the same period in 1999. The primary reason for the decrease of $0.5 million in depreciation and amortization expenses from 1999 levels was a $0.6 million decrease resulting from the use of the double-declining balance depreciation method which results in greater depreciation the first years an asset is owned, and a $0.6 million decrease as a result of the Amendment which changed the accounting method used for majority held equipment from the consolidation method of accounting to the equity method of accounting. These decreases were partially offset by an increase of $0.7 million in depreciation expense from the purchase of equipment during 1999 and 2000.

(D)  Minority Interest

Minority interest expense decreased $0.2 million due to the September 30, 1999 Amendment that changed the accounting method of majority held equipment from the consolidation method of accounting to the equity method of accounting.

(E)  Net Gain on Disposition of Owned Equipment

The net gain on disposition of equipment for the second quarter of 2000 totaled $6,000 which resulted from the sale of a trailer with a net book value of $15,000, for proceeds of $21,000. Net gain on disposition of equipment for the second quarter of 1999 totaled $27,000 which resulted from the sale of railcars with a net book value of $28,000, for proceeds of $0.1 million.

(F)   Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities
      (USPEs)

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars).

                                                        For the Three Months
                                                           Ended June 30,
                                                       2000             1999
                                                  ----------------------------
  Aircraft, aircraft engines, and aircraft rotables $     (24)       $    (317)
  Marine vessel                                          (128)              12
                                                  ------------------------------
         Equity in Net Income (Loss) of USPEs        $   (152)            (305)
                                                  ==============================

Aircraft: As of June 30, 2000 and 1999, the Fund owned interests in two trusts that each owns a commercial aircraft. During the second quarter of 2000, aircraft lease revenues were $0.5 million which were offset by expenses of $0.6 million. During the same period in 1999, aircraft lease revenues were $0.5 million which were offset by expenses of $0.8 million. The decrease in expenses of $0.2 million was primarily due to lower depreciation expense resulting from the double declining-balance method of depreciation which results in greater depreciation in the first years an asset is owned.

Marine vessel: As of June 30, 2000 and 1999, the Fund had an interest in an entity that owns a marine vessel. Marine vessel revenues and expenses were $0.1 million and $0.2 million, respectively, for the second quarter of 2000, compared to $0.2 million and $0.2 million, respectively, during the same period in 1999. Lease revenue decreased $0.1 million as a result of the marine vessel being off lease for 19 days in the second quarter of 2000 compared to the same period in 1999 where the marine vessel was on lease for the entire quarter.

(G)   Net Income (Loss)

As a result of the foregoing, the Fund had net income of $0.3 million for the second quarter of 2000, compared to net loss of $0.3 million during the same period of 1999. The Fund's ability to acquire, operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Fund's performance in the second quarter of 2000 is not necessarily indicative of future periods. In the second quarter of 2000, the Fund distributed $2.6 million to Class A members, or $0.53 per weighted-average Class A unit.

COMPARISON OF THE THE FUND'S OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2000 ANd 1999

(A)   Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment decreased during the six months ended June 30, 2000, when compared to the same period of 1999. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                                           For the Six Months
                                             Ended June 30,
                                         2000             1999
                                        ----------------------------

  Marine vessels                        $  2,488        $   2,614
  Aircraft                                 2,011            2,015
  Marine containers                        1,627              373
  Trailers                                 1,606            1,373
  Railcars                                 1,583            1,574
  Mobile offshore drilling unit               --            2,324

Marine vessels: Marine vessel lease revenues and direct expenses were $4.0 million and $1.5 million, respectively, for the six months ended June 30, 2000, compared to $4.8 million and $2.2 million, respectively, during the same period of 1999. Lease revenue decreased $0.8 million in the six months ended June 30, 2000 compared to the same period in 1999 due to lower re-lease rates for one of the Fund's anchor handling supply marine vessels. In addition, lease revenue decreased $0.6 million due to another anchor handling supply marine vessel being off-lease in the second quarter of 2000 compared to the same period in 1999 where the marine vessel was on lease for the entire period. The decreases in lease revenue from these marine vessels were offset, in part, by an increase in lease revenue of $0.1 million due to another marine vessel being off lease for 39 days in six months ended June 30, 1999 compared to the same period in 2000 where the marine vessel was on lease for the entire period. In addition, lease revenue increased $0.5 million during the six months ended June 30, 2000 compared to the same period in 1999 due to higher re-lease rates for the Fund's bulk carrier marine vessel. Direct expenses decreased $0.7 million primarily due to lower operating expenses for one of the Fund's marine vessels in the six months ended June 30, 2000 compared to the same period in 1999.

Aircraft: Aircraft lease revenues and direct expenses were $2.0 million and $18,000, respectively, for the six months ended June 30, 2000, compared to $2.0 million and $13,000, respectively, during the same period of 1999. Aircraft contribution remained the same due to the stability of the aircraft fleet.

Marine containers: Marine container lease revenues were $1.6 million and $0.4 million, respectively, for the six months ended June 30, 2000 and 1999. Marine container contribution increased in the six months ended June 30, 2000, compared to the same period of 1999 due to the purchase of marine containers in 1999 and 2000.

Trailers: Trailer lease revenues and direct expenses were $2.1 million and $0.5 million, respectively, for the six months ended June 30, 2000, compared to $1.8 million and $0.4 million, respectively, during the same period of 1999. Trailer contribution increased in the six months ended June 30, 2000, compared to the same period of 1999 due to the purchase of trailers in 1999 and 2000.

Railcars: Railcar lease revenues and direct expenses were $1.9 million and $0.3 million, respectively, for the six months ended June 30, 2000 and 1999.

Mobile offshore drilling unit: Mobile offshore drilling unit revenues and expenses were $2.4 million and $40,000, respectively, for the six months ended June 30, 1999. This mobile offshore drilling unit was sold in the fourth quarter of 1999.

(B)   Interest and Other Income

Interest and other income increased $0.1 million due to higher average cash balances in the six months ended June 30, 2000, compared to the same period in 1999.

(C)   Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $8.8 million for the six months ended June 30, 2000 decreased from $9.9 million for the same period in 1999. Significant variances are explained as follows:

     (1) A $1.1 million decrease in depreciation and amortization expenses from 1999 levels resulted from a $1.2 million decrease due to the use of the double-declining balance depreciation method which results in greater depreciation the first years an asset is owned, and a $1.1 million decrease as a result of the Amendment which changed the accounting method used for majority held equipment from the consolidation method of accounting to the equity method of accounting. These decreases were partially offset by an increase of $1.2 million in depreciation expense from the purchase of equipment during 1999 and 2000.

     (2) A $0.1 million decrease in management fees to affiliate that reflects the lower levels of lease revenues on owned equipment in 2000, when compared to 1999.

     (3) A $0.1 million increase in general and administrative expenses from 1999 levels due to higher data processing services and professional services required by the Fund.

(D)  Minority Interest

Minority interest expense decreased $0.4 million due to the September 30, 1999 Amendment that changed the accounting method of majority held equipment from the consolidation method of accounting to the equity method of accounting.

(E)  Net Gain on Disposition of Owned Equipment

The net gain on disposition of equipment for the six months ended June 30, 2000 totaled $6,000 which resulted from the sale of a trailer with a net book value of $15,000, for proceeds of $21,000. Net gain on disposition of equipment for the six months ended June 30, 1999 totaled $11,000 which resulted from the sale of railcars and trailers with an aggregate net book value of $0.1 million, for proceeds of $0.1 million.

(F)   Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars).

                                                          For the Six Months
                                                            Ended June 30,
                                                        2000             1999
                                                      --------------------------

  Aircraft, aircraft engines, and aircraft rotables    $    (46)      $   2,485
  Marine vessel                                            (198)            (44)
                                                     ---------------------------
         Equity in Net Income of USPEs                 $   (244)      $   2,441
                                                     ===========================

Aircraft: As of June 30, 2000 and 1999, the Fund owned interests in two trusts that each owns a commercial aircraft. During the six months ended June 30, 2000, aircraft lease revenues were $1.1 million offset by expenses of $1.1 million. During the six months ended June 30, 1999, aircraft lease revenues were $1.1 million and the gain from the sale of the Fund's interest in two trusts that owned a total of three commercial aircraft, two aircraft engines, and a portfolio of aircraft rotables of $3.3 million was offset by expenses of $1.9 million. The decrease in expenses of $0.8 million was primarily due to lower depreciation expense resulting from a $0.6 million decrease due to the double declining-balance method of depreciation which results in greater depreciation in the first years an asset is owned and a $0.2 million decrease due to the sale of the Fund's interest in the two trusts.

Marine vessel: As of June 30, 2000 and 1999, the Fund had an interest in an entity that owns a marine vessel. Marine vessel revenues and expenses were $0.3 million and $0.5 million, respectively, for the six months ended June 30, 2000, compared to $0.4 million and $0.5 million, respectively, during the same period in 1999. Lease revenue decreased $0.1 million as a result of the marine vessel being off lease for 19 days in the six months ended June 30, 2000 compared to the same period in 1999 where the marine vessel was on lease for the entire period.

(G)  Cumulative Effect of Accounting Change

In April 1999, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," which required costs related to start-up activities to be expensed as incurred. The statement required that initial application be reported as a cumulative effect of a change in accounting principle. The Fund adopted this statement during the six months ended June 30, 2000, at which time it took a $0.1 million charge, related to start-up costs of the Fund. This charge had the effect of reducing net income per weighted-average Class A unit by $0.03 for the six months ended June 30, 2000.

(H)   Net Income

As a result of the foregoing, the Fund had net income of $0.5 million for the six months ended June 30, 2000, compared to net income of $2.4 million during the same period of 1999. The Fund's ability to acquire, operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Fund's performance in the six months ended June 30, 2000 is not necessarily indicative of future periods. In the six months ended June 30, 2000, the Fund distributed $5.0 million to Class A members, or $1.00 per weighted-average Class A unit.

(II)  FINANCIAL CONDITION -- CAPITAL RESOURCES AND LIQUIDITY

For the six months ended June 30, 2000, the Fund generated operating cash of $8.7 million (net cash provided by operating activities, plus non-liquidating distributions from USPEs) to meet its operating obligations and maintain the current level of distributions (total for six months ended June 30, 2000 of $5.9 million) to the partners.

During the six months ended June 30, 2000, the Fund purchased marine containers and trailers for $12.5 million.

Restricted cash increased $0.3 million during the six months ended June 30, 2000 due to security deposits received from a marine container lessee in 2000.

Accounts receivable increased $0.2 million during the six months ended June 30, 2000 due to the timing of cash receipts.

Investments in USPEs decreased $1.3 million due to cash distributions of $1.1 million to the Fund from USPEs and a $0.2 million loss that was recorded from its equity interests in USPEs for the six months ended June 30, 2000.

Accounts payable decreased $0.1 million during the six months ended June 30, 2000 due to a decrease in trade accounts payable.

Due to affiliates increased $0.2 million during the six months ended June 30, 2000 due to the receipt an additional deposit of $0.1 million that is due to an affiliated USPE for engine reserves and an increase of $37,000 due to PLM Investment Management Inc., an affiliate of the Manager, for management fees.

Lessee deposits and reserve for repairs increased $0.9 million during the six months ended June 30, 2000. Security deposits increased $0.3 million due to security deposits received from a marine container lessee, reserves for aircraft engine repairs increased $0.3 million due to additional lessee deposits, and marine vessel dry-docking reserves increased $0.2 million due to the accrual for future repairs. Lessee prepaid deposits increased $0.1 million due to more lessee's prepaying future lease revenue.

The Fund has a warehouse facility, which is shared with PLM Equipment Growth Fund VI, PLM Equipment Growth & Income Fund VII, and TEC Acquisub, Inc., an indirect wholly-owned subsidiary of the Manager. Borrowings under this facility by the other eligible borrowers reduces the amount available to be borrowed by the Fund. All borrowings under this facility are guaranteed by the Manager. On June 30, 2000, this facility was extended to September 30, 2000 and the amount available to be borrowed under the facility was reduced from $24.5 million to $9.5 million. The Manager has been notified by the lender that this facility will not be renewed upon its expiration. The Manager is currently negotiating with a lender for a warehouse credit facility of $10.0-$15.0 million with similar terms. The Manager believes the facility will be in place by September 30, 2000.

As of August 9, 2000, PLM Equipment Growth Fund VI had outstanding borrowings of $0.6 million and TEC Acquisub, Inc. had borrowings of $8.9 million under the short term Committed Bridge Facility. No other eligible borrower had any outstanding borrowings under the short term Committed Bridge Facility.

(III)  OUTLOOK FOR THE FUTURE

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

Other factors affecting the Fund's contribution in the remainder of 2000 and beyond include:

1. Improved market conditions for the Fund's dry bulk marine vessels has led to higher re-lease rates in 2000.

2. In 1999, one of the Fund's anchor handling supply marine vessels was re-leased at a significantly lower rate, due to soft market conditions. The other anchor handling supply marine vessel is currently off lease. If the economic conditions remain the same, the Manager would expect to re-lease this marine vessel at a rate lower than the rate that was in the previous lease.

3. Rates and utilization dropped for oil tanker vessels in 1999 due to the economic situation in Asia. The demand in 2000 has shown some signs of recovery and may lead to higher utilization and lease rates. With the improvement of market conditions, the Fund's oil tanker could expect higher re-lease rates when the current lease expires.

4. The demand for covered hopper cars has softened in the market since 1999, and is expected to continue through 2000. The demand for the other types of railcars has continued to be high, however a softening in the market is expected, and will lead to lower utilization and lower contribution to the Fund.

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

The Fund will terminate on December 31, 2010, unless terminated earlier upon sale of all equipment and certain other events. Beginning in the Fund's seventh year of operations, which commences on January 1, 2003, the Manager will stop purchasing additional equipment. Surplus cash, if any, less reasonable reserves, will be distributed to the members. Between the eighth and tenth years of operations, the Manager intends to begin an orderly liquidation of the Fund's assets.

(IV)  FORWARD-LOOKING INFORMATION

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Fund's primary market risk exposure is that of currency devaluation risk. During the six months ended June 30, 2000, 80% of the Fund's total lease revenues from wholly-and partially-owned equipment came from non-United States domiciled lessees. Most of the leases require payment in United States (U.S.) currency. If these lessee's currency devalues against the U.S. dollar, the lessees could encounter difficulty in making the U.S.
dollar denominated lease payment.



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


                                 PROFESSIONAL LEASE MANAGEMENT
                                 INCOME FUND I, L.L.C.
                                 By:  PLM Financial Services, Inc.
                                      Manager




Date: August 8, 2000             By:  /s/ Richard K Brock
                                     ----------------------
                                     Richard K Brock
                                     Chief Financial Officer