Form 10-K/A
period 1999-12-31
PROFESSIONAL LEASE MANAGEMENT INCOME FUND I LLC
filed 2000-08-30
CIK 928956

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

Aggregate market value of voting stock:  N/A

An index of exhibits filed with this Form 10-K/A is located at page 4.

Total number of pages in this report:  45.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (A) 1.   Financial Statements

              The financial statements listed in the accompanying Index to Financial Statements are filed as part of this Annual Report on Form 10-K/A.

         2.  Financial Statements required under Regulation S-X Rule 3-09

         The following financial statements are filed as Exhibits of this Annual Report on Form 10K/A:

         a.       Spear Partnership
         b.       TAP Trust
         c.       TWA Trust S/N 49183
         d.       Canadian Air Trust #2
         e.       Canadian Air Trust #3

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

     10.4 First amendment to the Fourth Amended and Restated Warehouse Credit Agreement dated December 10, 1999.

     24.     Powers of Attorney.


     Financial Statements required under Regulation S-X Rule 3-09:

     99.1    Spear Partnership.

     99.2    TAP Trust.

     99.3    TWA Trust S/N 49183.

     99.4    Canadian Air Trust #2.

     99.5    Canadian Air Trust #3.















                     (This space intentionally left blank.)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Fund has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Fund has no directors or officers. The Manager has signed on behalf of the Fund by duly authorized officers.


Date:  August 28, 2000              PROFESSIONAL LEASE MANAGEMENT
                                    INCOME FUND I

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


Name                             Capacity                        Date


*_________________________
  Robert N. Tidball            Director - FSI                  August 28, 2000


*_________________________
  Douglas P. Goodrich          Director - FSI                  August 28, 2000


*_________________________
  Steven M. Bess               Director - FSI                  August 28, 2000



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

    4.     Operating Agreement of Fund.                                    *

   10.1    Management Agreement between Fund and PLM Investment            *
           Management, Inc.

   10.2    $25.0 Million Note Agreement, dated as of December 30, 1996.    *

   10.3    Fourth Amended and restated Warehousing Credit Agreement,
           dated as of December 15, 1998, with First Union National Bank   *

   10. 4   First amendment to the Fourth Amended and Restated
           Warehouse Credit Agreement dated December 10, 1999.        47-51

   24.     Powers of Attorney.                                         52-54

   Financial Statements required under Regulation S-X Rule 3-09:

   99.1    Spear Partnership.                                          55-63

   99.2    TAP Trust, financial statements.                            64-71

   99.3    TWA Trust S/N 49183.                                        72-79

   99.4    Canadian Air Trust #2.                                      80-88

   99.5    Canadian Air Trust #3.                                      89-96



--------
* Incorporated by reference. See page 26 of this report.