Form 10-Q
period 2000-09-30
PROFESSIONAL LEASE MANAGEMENT INCOME FUND I LLC
filed 2000-11-13
CIK 928956

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ____________________
                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended September 30, 2000

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

                         Commission file number 0-28376
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
                                 BALANCE SHEETS
                 (in thousands of dollars, except unit amounts)


                                                                              September 30,       December 31,
                                                                                  2000                1999
                                                                             ------------------------------------
  ASSETS

  Equipment held for operating lease                                          $   109,310         $  103,709
  Less accumulated depreciation                                                   (49,701)           (45,183)
                                                                             ------------------------------------
                                                                                   59,609             58,526
  Equipment held for sale                                                           3,400                 --
                                                                             ------------------------------------
      Net equipment                                                                63,009             58,526

  Cash and cash equivalents                                                         4,299             11,597
  Restricted cash                                                                     771                453
  Accounts receivable, less allowance for doubtful accounts
        of $36 in 2000 and $65 in 1999                                              1,795              2,007
  Investment in unconsolidated special-purpose entities                             5,762              7,717
  Deferred charges, less accumulated amortization
        of $65 in 2000 and $52 in 1999                                                112                125
  Prepaid expenses and other assets                                                     5                108
                                                                             ------------------------------------

        Total assets                                                          $    75,753         $   80,533
                                                                             ====================================

  LIABILITIES AND MEMBERS' EQUITY

  Liabilities:
  Accounts payable and accrued expenses                                       $       825         $      458
  Due to affiliates                                                                   896                656
  Lessee deposits and reserves for repairs                                          5,015              3,821
  Note payable                                                                     25,000             25,000
                                                                             ------------------------------------
      Total liabilities                                                            31,736             29,935
                                                                             ------------------------------------

  Members' equity:
  Class A members (4,971,311 units as of September 30, 2000
        and 4,975,321 units as of December 31, 1999)                               44,017             50,598
  Class B member                                                                       --                 --
                                                                             ------------------------------------
      Total members' equity                                                        44,017             50,598
                                                                             ------------------------------------

         Total liabilities and members' equity                                $    75,753         $   80,533
                                                                             ====================================







                 See accompanying notes to financial statements.



               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)
                            STATEMENTS OF OPERATIONS
         (in thousands of dollars, except weighted-average unit amounts)

                                                          For the Three Months              For the Nine Months
                                                          Ended September 30,               Ended September 30,
                                                          2000           1999               2000            1999
                                                       -------------------------------------------------------------


  REVENUES

  Lease revenue                                        $   5,820      $   6,943          $  17,396      $   20,192
  Interest and other income                                   44             35                304             156
  Net gain on disposition of equipment                     2,112              9              2,118              20
                                                       -------------------------------------------------------------
      Total revenues                                       7,976          6,987             19,818          20,368
                                                       -------------------------------------------------------------

  EXPENSES

  Depreciation and amortization                            3,434          4,018              9,731          11,458
  Repairs and maintenance                                    731            704              1,822           1,957
  Equipment operating expenses                               605            890              1,602           2,470
  Interest expense                                           463            468              1,379           1,385
  Insurance expense                                          125            144                317             311
  Management fees to affiliate                               317            369                939           1,075
  General and administrative expenses
        to affiliates                                        252            218                727             709
  Other general and administrative expenses                  232            205                713             540
                                                       -------------------------------------------------------------
      Total expenses                                       6,159          7,016             17,230          19,905
                                                       -------------------------------------------------------------

  Minority interest                                           --           (192)                --            (590)
  Equity in net income (loss) of unconsolidated
        special-purpose entities                            (101)          (393)              (345)          2,047
                                                       -------------------------------------------------------------

  Net income (loss) before cumulative effect of
        accounting change                                  1,716           (614)             2,243           1,920

  Cumulative effect of accounting change                      --             --                 --            (132)
                                                       -------------------------------------------------------------

        Net income (loss)                              $   1,716      $    (614)         $   2,243      $    1,788
                                                       =============================================================

  MEMBERS' SHARE OF NET INCOME (LOSS)

  Class A members                                      $   1,540      $  (1,054)         $     927      $      599
  Class B member                                             176            440              1,316           1,189
                                                       -------------------------------------------------------------

         Total                                         $   1,716      $    (614)         $   2,243      $    1,788
                                                       =============================================================

  Class A member's net income (loss) per
        weighted-average Class A unit                  $    0.31      $   (0.21)         $    0.19      $     0.12
                                                       =============================================================

  Cash distribution                                    $   2,925      $   2,928          $   8,776      $    8,800
                                                       =============================================================
  Cash distribution per weighted-average
        Class A units                                  $    0.50      $    0.50          $    1.50      $     1.50
                                                       =============================================================



                 See accompanying notes to financial statements.


               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)
                    STATEMENTS OF CHANGES IN MEMBERS' EQUITY
           For the period from December 31, 1998 to September 30, 2000
                            (in thousands of dollars)



                                                           Class A              Class B              Total
                                                       ---------------------------------------------------------

    Members' equity as of December 31, 1998            $       64,893       $         132       $       65,025

  Net income (loss)                                            (4,029)              1,628               (2,401)

  Purchase of Class A units                                      (336)                 --                 (336)

  Cash distribution                                            (9,930)             (1,760)             (11,690)
                                                       ---------------------------------------------------------

    Members' equity as of December 31, 1999                    50,598                  --               50,598

  Net income                                                      927               1,316                2,243

  Purchase of Class A units                                       (48)                 --                  (48)

  Cash distribution                                            (7,460)             (1,316)              (8,776)
                                                       ---------------------------------------------------------

    Members' equity as of September 30, 2000           $       44,017       $          --       $       44,017
                                                       =========================================================









                 See accompanying notes to financial statements.





               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)
                            STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)

                                                                             For the Nine Months
                                                                             Ended September 30,
                                                                          2000                 1999
                                                                    ---------------------------------------


     OPERATING ACTIVITIES

     Net income                                                     $         2,243      $         1,788
     Adjustments to reconcile net income to net cash
           provided by (used in) operating activities:
       Depreciation and amortization                                          9,731               11,458
       Cumulative effect of accounting change                                    --                  132
       Net gain on disposition of equipment                                  (2,118)                 (20)
       Equity in net (income) loss of unconsolidated
             special-purpose entities                                           345               (2,047)
       Changes in operating assets and liabilities:
         Restricted cash                                                       (318)                (420)
         Accounts receivable, net                                               210                 (243)
         Prepaid expenses and other assets                                      103                  158
         Accounts payable and accrued expenses                                  367                  454
         Due to affiliates                                                      240                  260
         Lessee deposits and reserves for repairs                             1,194                  518
         Minority interest                                                       --                 (676)
                                                                    ---------------------------------------
             Net cash provided by operating activities                       11,997               11,362
                                                                    ---------------------------------------

     INVESTING ACTIVITIES

     Payments for purchase of equipment and capitalized
           improvements                                                     (19,478)              (9,969)
     Liquidating distributions from unconsolidated
           special-purpose entities                                              --                7,095
     Proceeds from disposition of equipment                                   7,397                  158
     Distributions from unconsolidated special-purpose
           entities                                                           1,610                1,448
                                                                    ---------------------------------------
           Net cash used in investing activities                            (10,471)              (1,268)
                                                                    ---------------------------------------

     FINANCING ACTIVITIES

     Cash distribution to Class A members                                    (7,460)              (7,479)
     Cash distribution to Class B Member                                     (1,316)              (1,321)
     Purchase of Class A units                                                  (48)                (336)
                                                                    ---------------------------------------
           Net cash used in financing activities                             (8,824)              (9,136)
                                                                    ---------------------------------------

     Net (decrease) increase in cash and cash equivalents                    (7,298)                 958
     Cash and cash equivalents at beginning of period                        11,597                3,720
                                                                    ---------------------------------------
     Cash and cash equivalents at end of period                     $         4,299      $         4,678
                                                                    =======================================

     Supplemental information
     Interest paid                                                  $           916      $           916
                                                                    =======================================



                See accompanying notes to financial statements.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000


1.   OPINION OF MANAGEMENT

     In the opinion of the management of PLM Financial Services, Inc. (FSI or the Manager), the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of Professional Lease Management Income Fund I, L.L.C. (the Fund) as of September 30, 2000 and December 31, 1999, the statements of operations for the three and nine months ended September 30, 2000 and 1999, the statements of changes in members' equity for the period from December 31, 1998 to September 30, 2000, and the statements of cash flows for the nine months ended September 30, 2000 and 1999. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Fund's Annual Report on Form 10-K/A for the year ended December 31, 1999, on file at the Securities and Exchange Commission.

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

3.   PURCHASE OF CLASS A UNITS

     In 1999, the Fund agreed to purchase up to 4,010 Class A units in 2000 for an aggregate purchase price of $49,000. During the nine months ended September 30, 2000, the Fund purchased 4,010 Class A units for $48,000.

4.   CASH DISTRIBUTIONS

     Cash distributions are recorded when paid and may include amounts in excess of net income that are considered to represent a return of capital. For the nine months ended September 30, 2000 and 1999, cash distributions totaled $8.8 million. For the three months ended September 30, 2000 and 1999, cash distributions totaled $2.9 million. Cash distributions to the Class A unitholders of $6.4 million and $6.9 million for the nine months ended September 30, 2000 and 1999, respectively, were deemed to be a return of capital.

     Cash distributions related to the results from the third quarter of 2000, of $1.7 million, will be paid during the fourth quarter of 2000.

5.   TRANSACTIONS WITH MANAGER AND AFFILIATES

     The balance due to affiliates as of September 30, 2000, included $0.2 million due to FSI and its affiliates for management fees and data processing services, and $0.7 million due to affiliated unconsolidated special-purpose entities (USPEs). The balance due to affiliates as of December 31, 1999, included $0.2 million due to FSI and its affiliates for management fees and $0.5 million due to affiliated USPEs.


               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000

5.   TRANSACTIONS WITH MANAGER AND AFFILIATES (CONTINUED)

     The Fund's proportional share of USPE-affiliated management fees of $21,000 and $31,000, respectively, were payable as of September 30, 2000 and December 31, 1999.

     The Fund's proportional share of the affiliated expenses incurred by the USPEs during 2000 and 1999 is listed in the following table (in thousands of dollars):

                                                       For the Three Months               For the Nine Months
                                                        Ended September 30,               Ended September 30,
                                                        2000            1999               2000             1999
                                                     ----------------------------------------------------------------

           Management fees                           $      33       $      36          $     100        $    108
           Data processing and administrative
              expenses                                       7               9                 27              30

6.   EQUIPMENT

     Owned equipment held for operating leases is stated at cost. Equipment held for sale is stated at the lower of the equipment's depreciated cost or fair value, less cost to sell, and is subject to a pending contract for sale.
     The components of owned equipment were as follows (in thousands of dollars):

                                          September 30,           December 31,
                                             2000                    1999
                                        ----------------------------------------
  Equipment held for operating lease:

  Marine vessels                         $    33,256             $   37,256
  Marine containers                           29,160                  9,942
  Aircraft                                    20,605                 20,605
  Railcars                                    19,623                 19,710
  Trailers                                     6,666                 16,196
                                        ----------------------------------------
                                             109,310                103,709
  Less accumulated depreciation              (49,701)               (45,183)
                                        ----------------------------------------
                                              59,609                 58,526
  Equipment held for sale                      3,400                     --
                                        ----------------------------------------
        Net equipment                    $    63,009             $   58,526
                                        ========================================

     As of September 30, 2000, all owned equipment in the Fund's portfolio was on lease, except for a marine vessel and 14 railcars with a carrying value of $3.6 million. As of December 31, 1999, all owned equipment in the Fund portfolio was either on lease or operating in PLM-affiliate short-term trailer rental yards except for six railcars with a carrying value of $0.1 million.

     As of September 30, 2000, equipment held for sale included a marine vessel with a net book value of $3.4. No equipment was held for sale as of December 31, 1999.

     During the nine months ended September 30, 2000, the Fund purchased 9,239 marine containers and ten trailers for $19.5 million. During the nine months ended September 30, 1999, the Fund purchased 4,430 marine containers for $9.9 million.



               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000

6.   EQUIPMENT (CONTINUED)

     During the nine months ended September 30, 2000, the Fund sold trailers and railcars with an aggregate net book value of $5.3 million, for aggregate proceeds of $7.4 million. During the nine months ended September 30, 1999, the Fund sold railcars and trailers with an aggregate net book value of $0.1 million, for proceeds of $0.2 million.

7.   INVESTMENTS IN UNCONSOLIDATED SPECIAL-PURPOSE ENTITIES

     The net investments in USPEs included the following jointly-owned equipment (and related assets and liabilities) (in thousands of dollars):

                                                                             September 30,           December 31,
                                                                                 2000                    1999
                                                                         ----------------------------------------------


     50% interest in a trust owning an MD-82 stage III commercial
               aircraft                                                   $            3,846      $            4,784
     50% interest in a trust owning an MD-82 stage III commercial
               aircraft                                                                1,133                   1,773
     50% interest in a trust owning a cargo marine vessel                                783                   1,024
     25% interest in a trust that owned four 737-200A stage II
               commercial aircraft                                                        --                      76
     25% interest in a trust that owned four 737-200A stage II
               commercial aircraft                                                        --                      60
                                                                         ----------------------------------------------
         Net investments                                                  $            5,762      $            7,717
                                                                         ==============================================

     As of September 30, 2000 and December 31, 1999, all jointly-owned equipment in the Fund's USPE portfolio was on lease.










                     (This space intentionally left blank.)



               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000

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

                                           Marine                                    Marine
                                           Vessel    Aircraft  Railcar    Trailer   Container
    For the quarter ended  September 30,  Leasing    Leasing   Leasing    Leasing    Leasing    Other(1)    Total
    2000


    REVENUES
      Lease revenue                       $  1,758  $  1,014   $    921   $ 1,086   $   1,041  $     --   $  5,820
      Interest income and other                 --        --         --        --          --        44         44
      Net gain on disposition
        of equipment                            --        --         49     2,063          --        --      2,112
                                          -------------------------------------------------------------------------
        Total revenues                       1,758     1,014        970     3,149       1,041        44      7,976

    COSTS AND EXPENSES
      Operations support                       969         8        157       315           2        10      1,461
      Depreciation and amortization          1,155       579        375       368         952         5      3,434
      Interest expense                          --        --         --        --          --       463        463
      Management fees to affiliate              75        50         66        54          72        --        317
      General and administrative expenses       17         3          4       276          --       184        484
                                          -------------------------------------------------------------------------
        Total costs and expenses             2,216       640        602     1,013       1,026       662      6,159
                                          -------------------------------------------------------------------------
      Equity in net loss of USPEs              (77)      (24)        --        --          --        --       (101)
                                          -------------------------------------------------------------------------
                                          -------------------------------------------------------------------------
        Net income (loss)                 $   (535) $    350   $    368   $ 2,136   $      15  $   (618)  $  1,716
                                          =========================================================================

    Total assets as of September 30, 2000 $ 23,781  $  7,490   $ 10,229   $ 2,987   $  26,850  $  4,416   $ 75,753
                                          =========================================================================


                                Marine                                     Marine
    For the quarter ended       Vessel    Aircraft   Railcar   Trailer    Container   MODU
    September 30, 1999         Leasing    Leasing    Leasing   Leasing    Leasing    Leasing    Other(1)    Total
    REVENUES
      Lease revenue            $  2,313   $  1,014   $   904   $  1,006   $    510   $ 1,196   $     --   $  6,943
      Interest income and             3          2        --         --         --        --         30         35
        other
      Net gain on disposition
        of equipment                 --         --         9         --         --        --         --          9
                               ------------------------------------------------------------------------------------
        Total revenues            2,316      1,016       913      1,006        510     1,196         30      6,987

    COSTS AND EXPENSES
      Operations support          1,285          7       171        236         --        26         13      1,738
      Depreciation and            1,503        643       435        362        493       582         --      4,018
        amortization
      Interest expense               --         --        --         --         --        --        468        468
      Management fees to            117         51        58         58         25        60         --        369
        affiliate
      General and
        administrative
        expenses                     14         10        23        180         --        45        151        423
                               ------------------------------------------------------------------------------------
        Total costs and           2,919        711       687        836        518       713        632      7,016
    expenses
                               ------------------------------------------------------------------------------------
    Minority interest                --         --        --         --         --      (192)        --       (192)
    Equity in net loss of           (70)      (323)       --         --         --        --         --       (393)
    USPEs
                               ------------------------------------------------------------------------------------
        Net income (loss)      $   (673)  $    (18)  $   226   $    170   $     (8)  $   291   $   (602)  $   (614)
                               ====================================================================================

    Total assets as of
    September 30, 1999         $ 33,089   $ 12,497   $11,776   $  8,455   $  9,453   $ 7,188   $  5,333   $ 87,791
                               ====================================================================================
     _____________________________________

     (1) Includes interest income and costs not identifiable to a particular segment, such as amortization expense and interest expense and certain operations support and general and administrative expenses.



               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000

8.  OPERATING SEGMENTS (CONTINUED)


                                           Marine                                     Marine
    FOR THE NINE MONTHS ENDED  SEPTEMBER   Vessel     Aircraft  Railcar    Trailer   Container
    30, 2000                               Leasing    Leasing   Leasing    Leasing    Leasing    Other(1)  Total

    REVENUES
      Lease revenue                       $  5,730   $ 3,043   $  2,783   $ 3,169   $   2,671  $     --   $ 17,396
      Interest income and other                  1         2         --        --          --       301        304
      Net gain on disposition
        of equipment                            --        --         49     2,069          --        --      2,118
                                          -------------------------------------------------------------------------
        Total revenues                       5,731     3,045      2,832     5,238       2,671       301     19,818

    COSTS AND EXPENSES
      Operations support                     2,453        26        436       792           5        29      3,741
      Depreciation and amortization          3,466     1,736      1,128     1,106       2,282        13      9,731
      Interest expense                          --        --         --        --          --     1,379      1,379
      Management fees to affiliate             286       152        184       183         134        --        939
      General and administrative expenses       68         7         65       692           1       607      1,440
                                          -------------------------------------------------------------------------
        Total costs and expenses             6,273     1,921      1,813     2,773       2,422     2,028     17,230
                                          -------------------------------------------------------------------------
      Equity in net loss of USPEs             (275)      (70)        --        --          --        --       (345)
                                          -------------------------------------------------------------------------
        Net income (loss)                 $   (817)  $ 1,054   $  1,019   $ 2,465   $     249  $ (1,727)  $  2,243
                                          =========================================================================

    Total assets as of September 30, 2000 $ 23,781   $ 7,490   $ 10,229   $ 2,987   $  26,850  $  4,416   $ 75,753
                                          =========================================================================

                                Marine                                    Marine
    FOR THE NINE MONTHS ENDED   Vessel    Aircraft  Railcar    Trailer   Container    MODU
    SEPTEMBER 30, 1999         Leasing    Leasing   Leasing    Leasing    Leasing   Leasing     Other(1)   Total

    REVENUES
      Lease revenue            $  7,118  $  3,043   $  2,809   $  2,780  $     882  $  3,560   $     --  $ 20,192
      Interest income and             5         7         --         --         --         1        143       156
        other
      Net gain on disposition
        of equipment                 --        --         15          5         --        --         --        20
                               -----------------------------------------------------------------------------------
        Total revenues            7,123     3,050      2,824      2,785        882     3,561        143    20,368

    COSTS AND EXPENSES
      Operations support          3,476        20        502        637         --        66         37     4,738
      Depreciation and            4,509     1,929      1,307      1,085        866     1,749         13    11,458
        amortization
      Interest expense               --        --         --         --         --        --      1,385     1,385
      Management fees to            357       152        184        160         44       178         --     1,075
        affiliate
      General and
        administrative
        expenses                     42        24         48        569         --        75        491     1,249
                               -----------------------------------------------------------------------------------
        Total costs and           8,384     2,125       2041      2,451        910     2,068      1,926    19,905
          expenses
                               -----------------------------------------------------------------------------------
    Minority interest                --        --         --         --         --      (590)        --      (590)
    Equity in net income
    (loss) of USPEs                (114)    2,161         --         --         --        --         --     2,047
                               -----------------------------------------------------------------------------------
    Net income (loss) before
        cumulative effect of
        accounting change        (1,375)    3,086        783        334        (28)      903     (1,783)    1,920
    Cumulative effect of
        Accounting change            --        --         --         --         --        --       (132)     (132)
                               -----------------------------------------------------------------------------------
        Net income (loss)      $ (1,375) $  3,086   $    783   $    334  $     (28) $    903   $ (1,915) $  1,788
                               ===================================================================================

    Total assets as of
        September 30, 1999     $ 33,089  $ 12,497   $ 11,776   $  8,455  $   9,453  $  7,188   $  5,333  $ 87,791
                               ===================================================================================


_____________________________________

(1) Includes interest income and costs not identifiable to a particular segment, such as amortization expense and interest expense and certain operations support and general and administrative expenses.


               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000

9.   DEBT

     The Fund's warehouse facility, which was shared with PLM Equipment Growth Fund VI, PLM Equipment Growth & Income Fund VII, and TEC Acquisub, Inc., an indirect wholly-owned subsidiary of the Manager, expired on September 30, 2000. The Manager is currently negotiating with a new lender for a $15.0 million warehouse credit facility with similar terms as the facility that expired. The Manager believes the facility will be completed during the fourth quarter of 2000.

10.  NET INCOME (LOSS) PER WEIGHTED-AVERAGE CLASS A UNIT

     Net income (loss) per weighted-average Class A unit was computed by dividing net income (loss) attributable to Class A members by the weighted-average number of Class A units deemed outstanding during the period. The weighted-average number of Class A units deemed outstanding during the three and nine months ended September 30, 2000 were 4,971,311 units and 4,972,178 units, respectively. The weighted-average number of Class A units deemed outstanding during the three and nine months ended September 30, 1999 were 4,975,419 units and 4,984,675 units, respectively.

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

12.  SUBSEQUENT EVENT

     In October of 2000, the Fund sold a marine vessel with a net book value of $3.4 million for $3.4 million.

     In October of 2000, the Fund received $0.2 million in additional proceeds from the sale of one of the Fund's USPEs that owned an interest in a mobile offshore drilling unit. No additional proceeds will be received.






                    (This space is intentionally left blank.)



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)  RESULTS OF OPERATIONS

In September 1999, the Manager amended the corporate-by-laws of certain unconsolidated special purpose entities (USPEs) in which the Fund, or any affiliated program, owned an interest greater than 50%. The amendment to the corporate-by-laws provided that all decisions regarding the acquisition and disposition of the investment as well as other significant business decisions of that investment would be permitted only upon unanimous consent of the Fund and all the affiliated programs that have an ownership in the investment (the Amendment). As such, although the Fund may own a majority interest in a USPE, the Fund does not control its management and thus the equity method of accounting will be used after adoption of the Amendment. As a result of the Amendment, as of September 30, 1999, all jointly owned equipment in which the Fund owned a majority interest, which had been consolidated, were reclassified to investments in USPEs. Lease revenues and direct expenses for jointly owned equipment in which the Fund held a majority interest were reported under the consolidation method of accounting during the three and nine months ended September 30, 1999 and were included with the owned equipment operations.

Comparison of the Professional Lease Management Income Fund I, L.L.C.'s (the Fund's) Operating Results for the Three Months Ended September 30, 2000 and 1999

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment decreased during the third quarter of 2000, compared to the same quarter of 1999. Gains or losses from the sale of equipment, interest and other income and certain expenses such as depreciation and amortization and general and administrative expenses relating to the operating segments (see Note 8 to the financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

(A)   Owned Equipment Operations


                                                        For the Three Months
                                                         Ended September 30,
                                                        2000             1999
                                                     ---------------------------

  Marine containers                                  $  1,039         $    510
  Aircraft                                              1,006            1,007
  Trailers                                                771              770
  Marine vessels                                          789            1,028
  Railcars                                                764              733
  Mobile offshore drilling unit                            --            1,170

Marine containers: Marine container lease revenues were $1.0 million and $0.5 million, respectively, for the third quarter of 2000 and 1999. Marine container contribution increased in the third quarter of 2000, compared to the same period in 1999 due to the purchase of marine containers in 1999 and 2000.

Aircraft: Aircraft lease revenues and direct expenses were $1.0 million and $8,000, respectively, for the third quarter of 2000, compared to $1.0 million and $7,000, respectively, during the same period in 1999. Aircraft contribution remained the same due to the stability of the aircraft fleet.

Trailers: Trailer lease revenues and direct expenses were $1.1 million and $0.3 million, respectively, for the third quarter of 2000, compared to $1.0 million and $0.2 million, respectively, during the same period in 1999. Trailer contribution increased in the third quarter of 2000, compared to the same period of 1999 due to the purchase of trailers in 1999 and 2000.

Marine vessels: Marine vessel lease revenues and direct expenses were $1.8 million and $1.0 million, respectively, for the third quarter of 2000, compared to $2.3 million and $1.3 million, respectively, during the same period in 1999. Lease revenue decreased $0.5 million in the third quarter of 2000 compared to the same period in 1999 due to one of the Fund's anchor handling supply marine vessels being off-lease in the third quarter of 2000 compared to the same period in 1999 where the marine vessel was on lease for the entire quarter. Direct expenses decreased $0.3 million primarily due to hull cleaning costs and canal charges incurred in the third quarter of 1999 while repositioning one of the Fund's marine vessels for a new charter in the third quarter of 1999. A similar event did not occur in the same period in 2000.

Railcars: Railcar lease revenues and direct expenses were $0.9 million and $0.2 million, respectively, during the third quarter of 2000 and 1999.

Mobile offshore drilling unit: Mobile offshore drilling unit revenues and expenses were $1.2 million and $26,000, respectively, for the third quarter of 1999. The September 30, 1999 Amendment that changed the accounting method of majority held equipment from the consolidation method of accounting to the equity method of accounting impacted the reporting of lease revenes and direct expenses of the mobile offshore drilling unit. In addition, the Fund's interest in an entity owning a mobile offshore drilling unit was sold in the fourth quarter of 1999.

(B)   Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $4.7 million for the quarter ended September 30, 2000 decreased from $5.3 million for the same period in 1999. Significant variances are explained as follows:

     (i) A $0.6 million decrease in depreciation and amortization expenses from 1999 levels resulted from a $0.6 million decrease due to the use of the double-declining balance depreciation method which results in greater depreciation the first years an asset is owned, and a $0.6 million decrease as a result of the Amendment which changed the accounting method used for majority held equipment from the consolidation method of accounting to the equity method of accounting. These decreases were partially offset by an increase of $0.6 million in depreciation expense from the purchase of equipment during 1999 and 2000.

     (ii) A $0.1 million decrease in management fees to affiliate due to lower levels of lease revenues on owned equipment in 2000, when compared to 1999.

     (iii) A $0.1 million increase in general and administrative expenses was due to higher costs associated with the transition of trailers into and the operations of three new PLM short-term trailer rental facilities during the third quarter of 2000 when compared to the same period in 1999.

(C)  Minority Interest

Minority interest expense decreased $0.2 million due to the September 30, 1999 Amendment that changed the accounting method of majority held equipment from the consolidation method of accounting to the equity method of accounting.

(D)  Net Gain on Disposition of Owned Equipment

The net gain on disposition of equipment for the third quarter of 2000 totaled $2.1 million which resulted from the sale of trailers and railcars with an aggregate net book value of $5.3 million, for aggregate proceeds of $7.4 million. Net gain on disposition of equipment for the third quarter of 1999 totaled $9,000 which resulted from the sale of railcars with a net book value of $34,000, for proceeds of $43,000.


(E)   Equity in Net Loss of Unconsolidated Special-Purpose Entities

Net loss generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars).

                                                      For the Three Months
                                                       Ended September 30,
                                                      2000             1999
                                                   ----------------------------
   Aircraft                                        $    (24)       $    (323)
   Marine vessel                                        (77)             (70)
                                                   ----------------------------
          Equity in Net Loss of USPEs              $   (101)       $    (393)
                                                   ============================

Aircraft: As of September 30, 2000 and 1999, the Fund owned interests in two trusts that each own a commercial aircraft. During the third quarter of 2000, aircraft lease revenues were $0.5 million which were offset by expenses of $0.5 million. During the same period in 1999, aircraft lease revenues were $0.5 million which were offset by expenses of $0.8 million. The decrease in expenses of $0.3 million was primarily due to lower depreciation expense resulting from the use of double declining-balance method of depreciation which results in greater depreciation in the first years an asset is owned.

Marine vessel: As of September 30, 2000 and 1999, the Fund had an interest in an entity that owns a marine vessel. Marine vessel revenues and expenses were $0.1 million and $0.2 million, respectively, for the third quarter of 2000, compared to $0.2 million and $0.3 million, respectively, during the same period in 1999. Lease revenue decreased $0.1 million as a result of the marine vessel being off lease for 11 days in the third quarter of 2000 compared to the same period in 1999 where the marine vessel was on lease for the entire quarter. Direct expenses decreased $0.1 million due to lower operating expenses in the third quarter of 2000 compared to the same period in 1999.

(F)   Net Income (Loss)

As a result of the foregoing, the Fund had net income of $1.7 million for the third quarter of 2000, compared to net loss of $0.6 million during the same period of 1999. The Fund's ability to acquire, operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Fund's performance in the third quarter of 2000 is not necessarily indicative of future periods. In the third quarter of 2000, the Fund distributed $2.5 million to Class A members, or $0.50 per weighted-average Class A unit.

COMPARISON OF THE THE FUND'S OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

(A)   Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment decreased during the nine months ended September 30, 2000, when compared to the same period of 1999. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                                                         For the Nine Months
                                                         Ended September 30,
                                                        2000             1999
                                                     ---------------------------

  Marine vessels                                     $  3,277        $   3,642
  Aircraft                                              3,017            3,023
  Marine containers                                     2,666              882
  Trailers                                              2,377            2,143
  Railcars                                              2,347            2,307
  Mobile offshore drilling unit                            --            3,494

Marine vessels: Marine vessel lease revenues and direct expenses were $5.7 million and $2.5 million, respectively, for the nine months ended September 30, 2000, compared to $7.1 million and $3.5 million, respectively, during the same period of 1999. Lease revenue decreased $0.7 million in the nine months ended September 30, 2000 compared to the same period in 1999 due to lower re-lease rates for one of the Fund's anchor handling supply marine vessels. In addition, lease revenue decreased $1.2 million due to another anchor handling supply marine vessel being off-lease in the second and third quarters of 2000 compared to the nine months ended September 30, 1999 when the marine vessel was on lease for the entire period. The decreases in lease revenue from these marine vessels were offset, in part, by an increase in lease revenue of $0.5 million during the nine months ended September 30, 2000 compared to the same period in 1999 due to higher re-lease rates for the Fund's bulk carrier marine vessel. Direct expenses decreased $1.0 million primarily due to lower operating expenses for one of the Fund's marine vessels in the nine months ended September 30, 2000 compared to the same period in 1999.

Aircraft: Aircraft lease revenues and direct expenses were $3.0 million and $26,000, respectively, for the nine months ended September 30, 2000, compared to $3.0 million and $20,000, respectively, during the same period of 1999. Aircraft contribution remained approximately the same due to the stability of the aircraft fleet.

Marine containers: Marine container lease revenues were $2.7 million and $0.9 million, respectively, for the nine months ended September 30, 2000 and 1999. Marine container contribution increased in the nine months ended September 30, 2000, compared to the same period of 1999 due to the purchase of marine containers in 1999 and 2000.

Trailers: Trailer lease revenues and direct expenses were $3.2 million and $0.8 million, respectively, for the nine months ended September 30, 2000, compared to $2.8 million and $0.6 million, respectively, during the same period of 1999. Trailer contribution increased in the nine months ended September 30, 2000, compared to the same period of 1999 due to the purchase of trailers in 1999 and 2000.

Railcars: Railcar lease revenues and direct expenses were $2.8 million and $0.4 million, respectively, for the nine months ended September 30, 2000, compared to $2.8 million and $0.5 million, respectively, during the same period of 1999. Direct expenses decreased due to lower running repairs required on certain railcars during the nine months ended September 30, 1999, that were not needed during the same period in 2000.

Mobile offshore drilling unit: Mobile offshore drilling unit revenues and expenses were $3.6 million and $0.1 million, respectively, for the nine months ended September 30, 1999. The September 30, 1999 Amendment that changed the accounting method of majority held equipment from the consolidation method of accounting to the equity method of accounting impacted the reporting of lease revenes and direct expenses of the mobile offshore drilling unit. In addition, this mobile offshore drilling unit was sold in the fourth quarter of 1999.

(B)   Interest and Other Income

Interest and other income increased $0.1 million due to higher average cash balances in the nine months ended September 30, 2000, compared to the same period in 1999.

(C)   Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $13.5 million for the nine months ended September 30, 2000 decreased from $15.2 million for the same period in 1999. Significant variances are explained as follows:

     (i) A $1.7 million decrease in depreciation and amortization expenses from 1999 levels resulted from a $1.8 million decrease due to the use of the double-declining balance depreciation method which results in greater depreciation the first years an asset is owned, and a $1.7 million decrease as a result of the Amendment which changed the accounting method used for majority held equipment from the consolidation method of accounting to the equity method of accounting. These decreases were partially offset by an increase of $1.8 million in depreciation expense from the purchase of equipment during 1999 and 2000.

     (ii) A $0.1 million decrease in management fees to affiliate was due to lower levels of lease revenues on owned equipment in 2000, when compared to 1999.

     (iii) A $0.2 million increase in general and administrative expenses was due to a $0.1 million increase in costs associated with the transition of trailers into and the operations of three new PLM short-term trailer rental facilities and an increase of $0.1 million in the costs associated with professional services during the nine months ended September 30, 2000 when compared to the same period in 1999.

(D)  Minority Interest

Minority interest expense decreased $0.6 million due to the September 30, 1999 Amendment that changed the accounting method of majority held equipment from the consolidation method of accounting to the equity method of accounting.

(E)  Net Gain on Disposition of Owned Equipment

The net gain on disposition of equipment for the nine months ended September 30, 2000 totaled $2.1 million which resulted from the sale of trailers and railcars with an aggregate net book value of $5.3 million, for aggregate proceeds of $7.4 million. Net gain on disposition of equipment for the nine months ended September 30, 1999 totaled $20,000 which resulted from the sale of railcars and trailers with an aggregate net book value of $0.1 million, for proceeds of $0.2 million.

(F)   Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars).

                                                        For the Nine Months
                                                        Ended September 30,
                                                       2000             1999
                                                    ----------------------------

  Aircraft                                          $    (70)        $  2,161
  Marine vessel                                         (275)            (114)
                                                    ----------------------------
       Equity in Net Income (Loss) of USPEs         $   (345)        $  2,047
                                                    ============================

Aircraft: As of September 30, 2000 and 1999, the Fund owned interests in two trusts that each own a commercial aircraft. During the nine months ended September 30, 2000, aircraft lease revenues were $1.6 million offset by expenses of $1.7 million. During the nine months ended September 30, 1999, aircraft lease revenues were $1.6 million and the gain from the sale of the Fund's interest in two trusts that owned a total of three commercial aircraft, two aircraft engines, and a portfolio of aircraft rotables of $3.3 million was offset by expenses of $2.7 million. The decrease in expenses of $1.0 million was primarily due to lower depreciation expense resulting from a $0.9 million decrease due to the use of double declining-balance method of depreciation which results in greater depreciation in the first years an asset is owned and a $0.1 million decrease due to the sale of the Fund's interest in the two trusts.

Marine vessel: As of September 30, 2000 and 1999, the Fund had an interest in an entity that owns a marine vessel. Marine vessel revenues and expenses were $0.4 million and $0.7 million, respectively, for the nine months ended September 30, 2000, compared to $0.6 million and $0.7 million, respectively, during the same period in 1999. Lease revenue decreased $0.2 million as a result of the marine vessel being off lease for 30 days in the nine months ended September 30, 2000 compared to the same period in 1999 where the marine vessel was on lease for the entire period.

(G)  Cumulative Effect of Accounting Change

In April 1999, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," which required costs related to start-up activities to be expensed as incurred. The statement required that initial application be reported as a cumulative effect of a change in accounting principle. The Fund adopted this statement during the nine months ended September 30, 2000, at which time it took a $0.1 million charge, related to start-up costs of the Fund. This charge had the effect of reducing net income per weighted-average Class A unit by $0.03 for the nine months ended September 30, 1999.

(H)   Net Income

As a result of the foregoing, the Fund had net income of $2.2 million for the nine months ended September 30, 2000, compared to net income of $1.8 million during the same period of 1999. The Fund's ability to acquire, operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Fund's performance in the nine months ended September 30, 2000 is not necessarily indicative of future periods. In the nine months ended September 30, 2000, the Fund distributed $7.5 million to Class A members, or $1.50 per weighted-average Class A unit.

(II)  FINANCIAL CONDITION -- CAPITAL RESOURCES AND LIQUIDITY

For the nine months ended September 30, 2000, the Fund generated operating cash of $13.6 million (net cash provided by operating activities, plus non-liquidating distributions from USPEs) to meet its operating obligations and maintain the current level of distributions (total for nine months ended September 30, 2000 of $8.8 million) to the partners.

During the nine months ended September 30, 2000, the Fund purchased marine containers and trailers for $19.5 million.

During the nine months ended September 30, 2000, the Fund sold trailers and railcars with an aggregate net book value of $5.3 million, for aggregate proceeds of $7.4 million.

Restricted cash increased $0.3 million during the nine months ended September 30, 2000 due to security deposits received from a marine container lessee in 2000.

Accounts receivable decreased $0.2 million during the nine months ended September 30, 2000 due to the timing of cash receipts and the reduction in lease revenues.

Investments in USPEs decreased $2.0 million due to cash distributions of $1.6 million to the Fund from USPEs and a $0.3 million loss that was recorded from the programs equity interests in USPEs for the nine months ended September 30, 2000.

Accounts payable increased $0.4 million during the nine months ended September 30, 2000 due to the accrual of interest expense for the Fund's outstanding note which is paid semi annually.

Due to affiliates increased $0.2 million during the nine months ended September 30, 2000 due to the receipt of an additional deposit that is due to an affiliated USPE for engine reserves.

Lessee deposits and reserve for repairs increased $1.2 million during the nine months ended September 30, 2000. Security deposits increased $0.3 million due to security deposits received from a marine container lessee and an aircraft lessee, reserves for aircraft engine repairs increased $0.4 million due to additional lessee deposits, and marine vessel dry-docking reserves increased $0.3 million. Lessee prepaid deposits increased $0.2 million due to more lessee's prepaying future lease revenue.

The Fund's warehouse facility, which was shared with PLM Equipment Growth Fund VI, PLM Equipment Growth & Income Fund VII, LLC, and TEC Acquisub, Inc., an indirect wholly-owned subsidiary of the Manager, expired on September 30, 2000. Borrowings under this facility by the other eligible borrowers reduced the amount available to be borrowed by the Fund. All borrowings under this facility were guaranteed by the Manager. The Manager is currently negotiating with a new lender for a $15.0 million warehouse credit facility with similar terms as the facility that expired. The Manager believes the facility will be completed during the fourth quarter of 2000.



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

2. In 1999, one of the Fund's anchor handling supply marine vessels was re-leased at a significantly lower rate, due to soft market conditions. The other anchor handling supply marine vessel was off lease as of September 30, 2000 and was sold in the fourth quarter of 2000.

3. Rates and utilization dropped for oil tanker vessels in 1999 due to the economic situation in Asia. The demand in 2000 has shown significant signs of recovery due to the world's energy situation and has lead to higher utilization and lease rates. With the improvement of market conditions, the Fund's oil tanker could expect higher re-lease rates when the current lease expires.

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

The Fund will terminate on December 31, 2010, unless terminated earlier upon sale of all equipment and certain other events. Beginning in the Fund's seventh year of operations, which commences on January 1, 2003, the Manager will stop purchasing additional equipment. Surplus cash, if any, less reasonable reserves, will be distributed to the members. Between the eighth and tenth years of operations, the Manager intends to liquidate the Fund's assets.

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



ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Fund's primary market risk exposure is that of currency devaluation risk. During the nine months ended September 30, 2000, 78% of the Fund's total lease revenues from wholly-and partially-owned equipment came from non-United States domiciled lessees. Most of the leases require payment in United States (U.S.) currency. If these lessee's currency devalues against the U.S. dollar, the lessees could encounter difficulty in making the U.S. dollar denominated lease payment.



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


                                                PROFESSIONAL LEASE MANAGEMENT
                                                INCOME FUND I, L.L.C.
                                                By: PLM Financial Services, Inc.
                                                    Manager




Date: November 10, 2000                         By:  /s/ Richard K Brock
                                                     Richard K Brock
                                                     Chief Financial Officer