Form 10-K
period 2000-12-31
PROFESSIONAL LEASE MANAGEMENT INCOME FUND I LLC
filed 2001-03-23
CIK 928956

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------
                                    FORM 10-K


[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2000.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Aggregate market value of voting stock:  N/A
                                         ---

An index of exhibits filed with this Form 10-K is located at page 24.

Total number of pages in this report: 93.






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

     (4) to increase the Fund's revenue base by reinvesting a portion of its operating cash flow in additional equipment during the first six years of the Fund's operation, which ends on December 31, 2002, in order to grow the size of its portfolio. Since net income and distributions are affected by a variety of factors, including purchase prices, lease rates, and costs and expenses, growth in the size of the Fund's portfolio does not necessarily mean that the Fund's aggregate net income and distributions will increase upon the reinvestment of operating cash flow.

The offering of units of the Fund closed on May 13, 1996. As of December 31, 2000, there were 4,971,311 units outstanding. The Manager contributed $100 for its Class B Member interest in the Fund. The Manager paid out of its own corporate funds (as a capital contribution to the Fund) all organization and syndication expenses incurred in connection with the offering; therefore, 100% of the net cash proceeds received by the Fund from the sale of Class A Units were used to purchase equipment and establish any required cash reserves.

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





Table 1, below, lists the equipment and the original cost of equipment in the Fund's portfolio, equipment held for sale, and the original cost of investments in unconsolidated special-purpose entities, as of December 31, 2000 (in thousands of dollars):

                                     TABLE 1


 Units                  Type                                         Manufacturer                         Cost
-----------------------------------------------------------------------------------------------------------------------

Owned equipment held for operating leases:

  13,835   Marine containers                           Various                                      $        27,816
      84   Refrigerated marine containers              Various                                                1,344
       4   737-200A stage II commercial
              aircraft                                 Boeing                                                20,605
     348   Pressurized tank railcars                   Various                                                9,267
      97   Covered hopper railcars                     Various                                                5,281
     246   Box railcars                                Various                                                4,972
       1   Oil tanker marine vessel                    Hyundai                                               17,000
     441   Piggyback trailers                          Various                                                6,636
                                                                                                    -------------------
               Total owned equipment held for operating leases                                              92,921

Owned equipment held for sale:

       1   Anchor-handling supply vessel               Moss Point Marine                                     8,500

                                                                                                    -------------------
               Total owned equipment                                                                $      101,421 (1)
                                                                                                    ===================


Investments in unconsolidated special-purpose entities:




    0.50   Trust owning an MD-82
             stage III commercial aircraft             McDonnell Douglas                            $        7,775 (2)
    0.50   Trust owning an MD-82
             stage III commercial aircraft             McDonnell Douglas                                     6,825 (2)
    0.50   Container cargo feeder vessel               O. C. Staalskibsvaerft A/F                            3,836 (2)
                                                                                                    -------------------
               Total investments in unconsolidated special-purpose entities                         $       18,436 (1)
                                                                                                    ===================

(1)  Includes equipment and investments purchased with the proceeds from capital
     contributions,   undistributed   cash  flow  from   operations,   and  Fund
     borrowings. Includes costs capitalized subsequent to the date of purchase.

(2)  Jointly owned by the Fund and an affiliated program.

Equipment is generally leased under operating leases for a term of one to six years except for marine vessels operating on voyage charter or time charter which are usually leased for less than one year. Some of the Fund's marine containers are leased to operators of utilization-type leasing pools, which include equipment owned by unaffiliated parties. In such instances, revenues received by the Fund consist of a specified percentage of revenues generated by leasing the pooled equipment to sublessees, after deducting certain direct operating expenses of the pooled equipment. The remaining Fund marine containers are based on a fixed rate. Lease revenues for intermodal trailers are based on a per-diem lease in the free running interchange with the railroads. Lease revenues for trailers that operated in rental yards owned by PLM Rental, Inc., were based on a fixed rate for a specific period of time, usually short in duration. Rents for all other equipment are based on fixed rates.

The lessees of the equipment include: Amoco Canada Petroleum Co., Ltd., Norfolk Southern, Varig South America, Trans World Airlines, Capital Lease, Ltd., and Tosco Refining Company.







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

(D)  Demand

The Fund currently operates in the following operating segments: marine containers leasing, commercial aircraft leasing, railcar leasing, marine vessel leasing, and intermodal trailer leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers. Except for those aircraft leased to passenger air carriers, the Fund's equipment and investments are used to transport materials and commodities, rather than people.

The following section describes the international and national markets in which the Fund's capital equipment operates:

(1)  Marine Containers

In 2000, the Fund continued to take advantage of competitively priced new marine container prices by adding to its fleet. The Fund has been able to acquire standard dry 20-foot containers in the $1,500 to $1,600 range per marine container; several years ago, similar equipment was being sold in the $2,000+ range. The primary reason for this reduction in price relates to excess capacity with Chinese manufacturers, whose factories represent, in the aggregate, in excess of 90% of the worldwide container building capacity, and competitive pricing decisions being made on their part, with the apparent support of the Chinese government, in a desire to keep their factories operating.

Demand for marine containers is closely associated with the overall level of world trade and in particular, exports of manufactured goods from the Far East.

(2)  Commercial Aircraft

Both Boeing and Airbus Industries have predicted that the rate of growth in the demand for air transportation services will be relatively robust for the next 20 years. Boeing has predicted that the demand for passenger services will grow at an average rate of about 5% per year and the demand for cargo traffic will grow at about 6% per year during that period. Such growth will require a substantial increase in the numbers of commercial aircraft. According to Boeing, as of the end of 1999, the world fleet of jet powered commercial aircraft included a total of approximately 13,670 airplanes. That total included 11,994 passenger aircraft with 50 seats or more and 1,676 freighter aircraft. Boeing predicts that by the end of 2019 that fleet will grow to approximately 31,755 aircraft including 28,558 passenger aircraft with 50 seats or more and 3,197 freighter aircraft. To support this growth, Boeing received 502 new aircraft orders in the first ten months of 2000 and Airbus received 427.

Airline economics will also require aircraft to be retained in active commercial service for longer periods than previously expected. Consequently, the market for environmentally acceptable and economically viable aircraft will continue to be robust and such aircraft will command relatively high residual values. In general, aircraft values have tended to grow at about 3% per year. Lease rates should also grow at similar rates. However, such rates are subject to variation depending on the state of the world economy and the resultant demand for air transportation services. The Fund owns 50% of two Stage III-compliant aircraft and four Stage II aircraft, the latter of which are operating outside of the United States and thus are not subject to Stage III environmental restrictions. All of these aircraft remained on lease during 2000 and were not impacted by the changes in market conditions described above.

(3)  Railcars

(a)  Pressurized Tank Railcars

Pressurized tank cars are used to transport liquefied petroleum gas (natural gas) and anhydrous ammonia (fertilizer). The United States (U.S.) markets for natural gas are industrial applications (46% of estimated demand in 2000), residential use (21%), electrical generation (15%), commercial applications (15%), and transportation (3%). Natural gas consumption is expected to grow over the next few years as most new electricity generation capacity planned for is expected to be natural gas fired. Within the fertilizer industry, demand is a function of several factors, including the level of grain prices, the status of government farm subsidy programs, amount of farming acreage and mix of crops planted, weather patterns, farming practices, and the value of the U.S. dollar. Population growth and dietary trends also play an indirect role.

On an industry wide basis, North American carloadings of petroleum products increased 3% and chemicals increased 1% in 2000, compared to 1999. Consequently, demand for pressurized tank cars remained relatively constant during 2000, with utilization of this type of railcar within the Fund remaining above 98%. While renewals of existing leases continue at similar rates, some cars continue to be renewed for "winter only" terms of approximately six months. As a result, there are many pressurized tank cars up for renewal in the spring of 2001.

(b)  Covered Hopper (Grain) Railcars

Demand for covered hopper railcars, which are specifically designed to service the grain industry, continued to experience weakness during 2000. The U.S. agribusiness industry serves a domestic market that is relatively mature, the future growth of which is expected to be consistent but modest. Most domestic grain rail traffic moves to food processors, poultry breeders, and feed lots. The more volatile export business, which accounts for approximately 30% of total grain shipments, serves emerging and developing nations. In these countries, demand for protein-rich foods is growing more rapidly than in the United States, due to higher population growth, a rapid pace of industrialization, and rising disposable income.

Within the United States, 2000 carloadings of grain products decreased 2% compared to 1999. Other factors contributing to the softness in demand for covered hopper cars is the large number of new cars built during the last few years and the improved utilization of covered hoppers by the railroads. As in 1999, covered hopper railcars whose leases expired in 2000, were renewed at considerably lower rental rates.

(c)  Box Railcars

Boxcars are primarily used to transport paper and paper products. Carloadings of paper products in North America increased 1% in 2000 compared to 1999. Over the 2001-04 period the U.S. paper and paperboard mills sector should see shipments increase about 2% annually. These increases are expected to come from both domestic and international sources.

Approximately 50 of the Fund's boxcars are off-lease. These cars have a smaller load capacity than those currently in demand for paper service. Depending upon the market for these cars over the coming months, they will either be leased to another lessee or sold.

(4)  Marine Vessels

The Fund owns or has investments in oil tankers and container vessels, all of which operate in international markets carrying a variety of commodity-type cargoes. Demand for commodity-based shipping is closely tied to worldwide economic growth patterns, which can affect demand by causing changes in volume on trade routes. The Manager operates the Fund's vessels through spot and period charters, an approach that provides the flexibility to adapt to changes in market conditions.

(a) Oil Tanker Vessel

The Fund owns a small to medium-size oil tanker that operates in international markets carrying crude oil cargoes. Demand for crude oil shipping closely follows worldwide economic growth patterns, which can alter demand by causing changes in volumes on trade routes. The Manager operates the Fund's marine vessel through spot and period charters, an approach that provides the flexibility to adapt to changes in market conditions.

The market for oil tankers improved throughout 2000, with dramatic improvements experienced in the fourth quarter that is expected to continue strong throughout 2001. The strength in the charter market for tankers is generally tied to overall economic activity and the demand for petroleum products.

(b) Container Feeder Vessels

Container vessels are used to transport cargo that is shipped in containers. When these marine vessels move containers from small outlying ports to main transportation hubs serviced by regularly scheduled ocean liners, they are called container feeder vessels.

During 2000, the Fund's 400 equivalent unit container ship performed poorly. The market for marine vessels of this size continued to be very difficult as it had been in 1999. The market for significantly larger container ships did improve during 2000, but there was no corresponding improvement in the smaller-sized ship such as the Fund owns. In an attempt to improve Fund returns, both from a revenue perspective and ultimate sale of these assets, during the year charters were signed with a Far East lessee, and the vessels were repositioned from the Atlantic, where they had been operating primarily on the spot market, to the Far East. This move has been successful in that the Fund has seen reliable earnings from this charter.

(5)  Intermodal (Piggyback) Trailers

Intermodal trailers are used to transport a variety of dry goods by rail on flatcars, usually for distances of over 400 miles. Over the past decade, intermodal trailers have continued to be gradually displaced by domestic containers as the preferred method of transport for such goods. This is caused by railroads offering approximately 15% lower freight rates on containers compared to trailers. During 2000, demand for intermodal trailers was more volatile than historic norms. Slow demand occurred over the second half of the year due to a slowing economy and continued customer concerns over rail service problems associated with mergers in the rail industry. Due to the decline in demand, which occurred over the latter half of 2000, overall, shipments within the intermodal trailer market declined more than expected for the year, or approximately 10% compared to the prior year. Average utilization of the entire U.S. intermodal fleet rose from 73% in 1998 to 77% in 1999 and then declined to 75% in 2000.

The Manager further expanded its marketing program to attract new customers for the Fund's intermodal trailers during 2000. Even with these efforts, average utilization for the Fund's intermodal trailers for the year 2000 dropped 1% to approximately 82%, still above the national average.

The trend towards using domestic containers instead of intermodal trailers is expected to continue in the future. Overall, intermodal trailer shipments are forecast to decline by 6% -10% in 2001, compared to the prior year, due to the anticipated continued weakness of the overall economy. As such, the nationwide supply of intermodal trailers is expected to have approximately 10,000 units in surplus compared with demand for 2001. Maintenance costs have increased approximately 20% due to improper repair methods performed by the railroads and billed to owners. For the Fund's intermodal fleet, the Manager will continue to seek to expand its customer base while minimizing trailer downtime at repair shops and terminals. Significant efforts will also be undertaken to reduce maintenance costs and cartage costs.

(E)  Government Regulations

The use, maintenance, and ownership of equipment are regulated by federal, state, local and/or foreign governmental authorities. Such regulations may impose restrictions and financial burdens on the Fund's ownership and operation of equipment. Changes in government regulations, industry standards, or deregulation may also affect the ownership, operation, and resale of the equipment. Substantial portions of the Fund's equipment portfolio are either registered or operated internationally. Such equipment may be subject to adverse political, governmental, or legal actions, including the risk of expropriation or loss arising from hostilities. Certain of the Fund's equipment is subject to extensive safety and operating regulations, which may require its removal from service or extensive modification of such equipment to meet these regulations, at considerable cost to the Fund. Such regulations include:

     (1) the U.S. Oil Pollution Act of 1990, which established liability for operators and owners of vessels that create environmental pollution. This regulation has resulted in higher oil pollution liability insurance. The lessee of the equipment typically reimburses the Fund for these additional costs.

     (2) the U.S. Department of Transportation's Aircraft Capacity Act of 1990, which limits or eliminates the operation of commercial aircraft in the United States that do not meet certain noise, aging, and corrosion criteria. In addition, under U.S. Federal Aviation Regulations, after December 31, 1999, no person may operate an aircraft to or from any airport in the contiguous United States unless that aircraft has been shown to comply with Stage III noise levels. The Fund has four Stage II aircraft that do not meet Stage III requirements. The cost to install a hush kit to meet quieter Stage III requirements is approximately $2.0 million, depending on the type of aircraft. The Fund's aircraft will remain with the current lessee, which operates in a country that does not require this regulation.

     (3) the Montreal Protocol on Substances that Deplete the Ozone Layer and the United States Clean Air Act Amendments of 1990, which call for the control and eventual replacement of substances that have been found to cause or contribute significantly to harmful effects on the stratospheric ozone layer and that are used extensively as refrigerants in refrigerated marine containers.

     (4) the U.S. Department of Transportation's Hazardous Materials Regulations regulates the classification and packaging requirements of hazardous materials which apply particularly to the Fund's tank railcars. The Federal Railroad Administration has mandated that effective July 1, 2000, all tank railcars must be re-qualified every ten years from the last test date stenciled on each railcar to insure tank shell integrity. Tank shell thickness, weld seams, and weld attachments must be inspected and repaired if necessary to re-qualify a tank railcar for service. The average cost of this inspection is $1,800 for non-jacketed tank railcars and $3,600 for jacketed tank railcars, not including any necessary repairs. This inspection is to be performed at the next scheduled tank test and every ten years thereafter. The Fund currently owns 203 non-jacketed tank railcars and 145 jacketed tank railcars of which a total of 3 tank railcars have been inspected to date and no defects have been discovered.

As of December 31, 2000, the Fund was in compliance with the above governmental regulations. Typically, costs related to extensive equipment modifications to meet government regulations are passed on to the lessee of that equipment.

ITEM 2.  PROPERTIES

The Fund neither owns nor leases any properties other than the equipment it has purchased or interests in entities which own equipment for leasing purposes. As of December 31, 2000, the Fund owned a portfolio of transportation and related equipment and investments in equipment owned by unconsolidated special-purpose entities (USPEs), as described in Item I, Table 1. The Fund acquired equipment with the proceeds of the Fund offering of $100.0 million, proceeds of debt financing of $25.0 million, and by reinvesting a portion of its operating cash flow in additional equipment.

The Fund maintains its principal office at One Market, Steuart Street Tower, Suite 800, San Francisco, California 94105-1301. All office facilities are provided by FSI without reimbursement by the Fund.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Fund's Members during the fourth quarter of its fiscal year ended December 31, 2000.














                      (This space intentionally left blank)






                                     PART II

ITEM 5.    MARKET FOR THE FUND'S EQUITY AND RELATED UNITHOLDER MATTERS

Pursuant  to the terms of the  operating  agreement,  the  Manager is  generally entitled to a 1% interest in the profits and losses and 15% of cash distributions. The Manager will be specially allocated (i) 100% of the Fund's organizational and offering cost amortization expenses and (ii) income equal to the excess of cash distribution over the Manager`s 1% share of net profits. The effect on the Class A Members of this special income allocation will be to increase the net loss or decrease the net profits allocable to the Class A Members by an equal amount. After the investors receive cash distributions equal to their original capital contributions the Manager's interest in the cash distributions of the Fund will increase to 25%. The Manager is the sole holder of such interests. The remaining interests in the profits and losses and distributions of the Fund are owned as of December 31, 2000, by the 5,004 holders of Units in the Fund.

There are several secondary markets in which Class A units trade. Secondary markets are characterized as having few buyers for Class A units and, therefore, are generally viewed as inefficient vehicles for the sale of units. Presently, there is no public market for the units and none is likely to develop. To prevent the units from being considered publicly traded and thereby to avoid taxation of the Fund as an association treated as a corporation under the Internal Revenue Code, the units will not be transferable without the consent of the Manager, which may be withheld in its absolute discretion. The Manager intends to monitor transfers of units in an effort to ensure that they do not exceed the percentage or number permitted by certain safe harbors promulgated by the Internal Revenue Service. A transfer may be prohibited if the intended transferee is not an U.S. citizen or if the transfer would cause any portion of the units of a "Qualified Plan" as defined by the Employee Retirement Income Security Act of 1974 and Individual Retirement Accounts to exceed the allowable limit. The Fund may redeem a certain number of units each year under the terms of the Fund's operating agreement. The purchase price paid by the Fund for outstanding Class A Units upon redemption will be equal to 105% of the amount Class A Members paid for the Class A Units, less the amount of cash distributions Class A Members have received relating to such Class A Units. The price may not bear any relationship to the fair market value of a Class A Unit. As of December 31, 2000, the Fund has purchased a cumulative total of 28,270 Class A units for a cost of $0.4 million. The Manager has decided that it will not purchase any Class A units under the terms of the Fund's operating agreement in 2001. The Manager may purchase additional Class A units on behalf of the Fund in the future.





ITEM 6.    SELECTED FINANCIAL DATA

Table 2, below, lists selected financial data for the Fund:

                                     TABLE 2

                        For the Years Ended December 31,
         (In thousands of dollars, except weighted-average unit amounts)


                                                        2000          1999          1998         1997            1996
                                                   ------------------------------------------------------------------------

      Operating results:
        Total revenues                             $    27,988   $   26,483    $   28,301   $    22,920     $   11,295
        Net gain on disposition of
          equipment                                      3,956           23         2,759         1,682             --
        Equity in net income (loss) of
          unconsolidated special-purpose
          entities                                        (176)       1,761         2,390         1,453           (256)
        Net income (loss)                                4,821       (2,401)        4,316        (2,052)        (2,392)

      At year-end:
        Total assets                               $    71,683   $   80,533    $   99,635   $   108,524     $   87,755
        Total liabilities                               28,013       29,935        28,905        29,337          1,466
        Note payable                                    22,000       25,000        25,000        25,000             --

      Cash distribution                            $    11,701   $   11,690    $   11,765   $    11,763     $    9,832

      Cash distribution representing
         a return of capital to Class A members    $     6,880   $    9,930    $    7,405   $     9,998     $    8,471

      Per weighted-average Class A unit:

      Net income (loss)                            $      0.62 (1)    (0.81)(1)$     0.52(1)$     (0.75)(1) $        *

      Cash distribution                            $      2.00   $     1.99    $     2.00   $      2.00     $        *

      Cash distribution representing a return
        of capital to Class A members              $      1.38   $     1.99    $     1.48   $      2.00     $        *

*  Various, according to interim closings

(1)After reduction of income of $1.7 million ($0.34 per weighted-average Class A unit) in 2000, $1.7 million ($0.33 per weighted-average Class A unit) in 1999, $1.6 million ($0.33 per weighted-average Class A unit) in 1998, and $1.8 million ($0.35 per weighted-average Class A unit) in 1997, representing special allocations to the Manager (see Note 1 to the audited financial statements).




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

(B)  Results of Operations -- Factors Affecting Performance

(1)  Re-leasing Activity and Repricing Exposure to Current Economic Conditions

The exposure of the Fund's equipment portfolio to repricing risk occurs whenever the leases for the equipment expire or are otherwise terminated and the equipment must be remarketed. Major factors influencing the current market rate for the Fund's equipment include, but are not limited to, supply and demand for similar or comparable types of transport capacity, desirability of the equipment in the leasing market, market conditions for the particular industry segment in which the equipment is to be leased, overall economic conditions, and various regulations concerning the use of the equipment. Equipment that is idle or out of service between the expiration of one lease and the assumption of a subsequent lease can result in a reduction of contribution to the Fund. The Fund experienced re-leasing or repricing activity in 2000, primarily in its trailer, marine container, marine vessel and railcar portfolios.

(a) Trailers: The Fund's trailer portfolio operates or operated with short-line railroad systems and in short-term rental facilities. The relatively short duration of most leases in these operations exposes the trailers to considerable re-leasing activity. Contributions from the Fund's trailers were lower in 2000 when compared to 1999 due to the sale of 39% of the Fund's trailers during 2000.

(b) Marine containers: Some of the Fund's marine containers are leased to operators of utilization-type leasing pools and, as such, are highly exposed to repricing activity. The increase in marine container contribution in 2000 compared to 1999 was due to equipment purchases. Market conditions were relatively constant during 2000.

(c) Marine vessels: Certain of the Fund's marine vessels (wholly and partially owned) operated in the time charter markets throughout 2000. Time charters are of a short duration (such as a single voyage of 10 - 45 days), or may be of extended duration (as much as three years) in weaker markets. Short duration charters are the dominant forms of contract.

(d) Railcars: This equipment experienced significant re-leasing activity. Lease rates in this market are showing signs of weakness and this has led to lower utilization and lower contribution to the Fund as existing leases expire and renewal leases are negotiated.

(2)  Equipment Liquidations

Liquidation of Fund equipment and investments in unconsolidated special-purpose entities (USPEs), unless accompanied by an immediate replacement of additional equipment earning similar rates (see Reinvestment Risk, below), represents a reduction in the size of the equipment portfolio and may result in a reduction of contribution to the Fund.

During 2000, the Fund received proceeds of $16.8 million from the sale of trailers, railcars and marine vessels. The Fund also received additional sale proceeds of $0.2 million from the sale of its interest in an entity that owned a mobile offshore drilling unit during 1999.

(3)  Nonperforming Lessees

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

Trans World Airlines (TWA), a current lessee, filed for bankruptcy protection under Chapter 11 in January 2001. As of December 31, 2000, TWA had unpaid lease payments to the Fund outstanding totaling $0.1 million. American Airlines (AA) has proposed an acquisition of TWA that is being reviewed by the United States Justice Department. The Manager has accepted an offer from AA to extend the existing leases up to 84 months contingent upon the AA's acquisition of TWA at a significantly reduced monthly rate.

(4)  Reinvestment Risk

Reinvestment risk occurs when; the Fund cannot generate sufficient surplus cash after fulfillment of operating obligations and distributions to reinvest in additional equipment during the reinvestment phase of Fund; equipment is disposed of for less than threshold amounts; proceeds from disposition or surplus cash available for reinvestment cannot be reinvested at the threshold lease rates; or proceeds from the dispositions or surplus cash available for reinvestment cannot be deployed in a timely manner.

During the first six years of operations which ends December 31, 2002, the Fund intends to increase its equipment portfolio by investing surplus cash in additional equipment after fulfilling operating requirements and paying distributions to the Members. Subsequent to the end of the reinvestment period, the Fund will continue to operate for an additional two years but will stop reinvesting cash flow and surplus funds, then begin an orderly liquidation over an anticipated two-year period.

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

During 2000, the Fund acquired marine containers for $19.2 million and trailers for $0.2 million.

(5)  Equipment Valuation

In accordance with Financial Accounting Standards Board statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Manager reviews the carrying value of the Fund's equipment portfolio at least quarterly and whenever circumstances indicate that the carrying value of an asset may not be recoverable in relation to expected future market conditions for the purpose of assessing the recoverability of the recorded amounts. If the undiscounted projected future cash flows and fair value are less than the carrying value of the equipment, a loss on revaluation is recorded. Reductions of $3.9 million to the carrying value of two marine vessels were required during 1999. Reductions of $1.0 million to the carrying value of partially owned equipment were required during 1998. No reductions were required to the carrying value of equipment during 2000.

(C)  Financial  Condition -- Capital Resources,  Liquidity,  and Unit Redemption
     Plan

The Manager purchased the Fund's equipment portfolio with capital raised from its initial equity offering of $100.0 million and permanent debt financing of $25.0 million. No further capital contributions from Class A Members are permitted under the terms of the Fund's operating agreement. The Fund relies on operating cash flow to meet its operating obligations, make cash distributions to Members, and increase the Fund's equipment portfolio. The total outstanding debt, currently $22.0 million, can be increased with short-term borrowings not to exceed the lesser of $10.0 million or 50% of the aggregate principal amount of the Notes outstanding at the time and the total aggregate debt can not exceed $25.0 million.

For the year ended December 31, 2000, the Fund generated $16.9 million in operating cash (net cash provided by operating activities and non-liquidating cash distributions from USPEs) to meet its operating obligations and make distributions of $11.7 million to the Members.

During the year ended December 31, 2000, the Fund purchased marine containers and trailers for a total cost of $19.5 million.

Restricted cash increased $0.4 million during 2000 due to security deposits received from a marine container lessee totaling $0.2 million and $0.1 million increase in an existing security deposit from an existing current lessee.

Accounts receivable increased $0.3 million during 2000 due to an accrual of $0.7 million for an insurance claim offset, in part, by $0.4 million in the timing of cash receipts and the reduction in lease revenues. A similar accrual was not required on December 31, 1999.

Investments in USPEs decreased $2.6 million due to cash distributions of $2.2 million to the Fund from USPEs, liquidation proceeds of $0.2 million to the Fund, and a $0.2 million loss that was recorded from the programs equity interests in USPEs for the year 2000.

Accounts payable increased $0.1 million during 2000 due to the accrual of commission due from the sale of two marine vessels. A similar accrual was not required on December 31, 1999.

Due to affiliates increased $0.3 million during 2000 due to an increase of $0.3 million due to an affiliated USPE for engine reserves.

Lessee deposits and reserve for repairs increased $0.7 million during the year 2000 due to the following:

     (i) Lessee security deposits increased $0.4 million due to additional deposits.

     (ii)Reserves for engine repairs increased $0.6 million due to additional deposits.

     (iii)Marine vessel dry-docking reserves decreased $0.4 million due to the transfer of $0.5 million unused dry-docking reserves to gain on sale and by the payment of $0.3 million for dry-docking. The decreases in marine vessel dry-docking was partially offset by an increase in the accrual for dry-docking reserves of $0.6 million.

The Fund made the required annual debt payment of $3.0 million to the lender of the note payable during 2000.

The Fund has a remaining outstanding balance of $22.0 million in note payable. The loan was funded in March 1997. The note bears interest at a fixed rate of 7.33% per annum and has a final maturity in 2006. Interest on the note is payable semi-annually. The remainder of the note payable will be repaid in four principal payments of $3.0 million on December 31, 2001, 2002, 2003, and 2004 and two principal payments of $5.0 million on December 31, 2005, and 2006. The agreement requires the Fund to maintain certain financial covenants.

The Fund's warehouse facility, which was shared with PLM Equipment Growth Fund VI, PLM Equipment Growth & Income Fund VII, and TEC Acquisub, Inc., an indirect wholly-owned subsidiary of the Manager, expired on September 30, 2000. The Manager is currently negotiating with a new lender for a $15.0 million warehouse credit facility with similar terms as the facility that expired. The Manager believes the facility will be completed during the first half of 2001.

Pursuant to the terms of the operating agreement, beginning in the fourth quarter of 1998, the Fund may, at the sole discretion of the Manager, redeem up to 2% of the outstanding Class A units each year. The purchase price paid by the Fund for outstanding Class A Units upon redemption will be equal to 105% of the amount Class A Members paid for the Class A Units, less the amount of cash distributions Class A Members have received relating to such Class A Units. The price may not bear any relationship to the fair market value of a Class A Unit. The Manager has decided that it will not purchase any Class A units under the terms of the Fund's operating agreement in 2001. The Manager may purchase additional Class A units on behalf of the Fund in the future.

The Manager has not planned any expenditures, nor is it aware of any contingencies that would cause it to require any additional capital to that mentioned above.



(D)  Results of Operations -- Year to Year Detail Comparison

In September 1999, PLM Financial Services, Inc. (FSI or the Manager), amended the corporate-by-laws of USPEs in which the Fund, or any affiliated program, owned an interest greater than 50%. The amendment to the corporate-by-laws provided that all decisions regarding the acquisition and disposition of the investment as well as other significant business decisions of that investment would be permitted only upon unanimous consent of the Fund and all the affiliated programs that have an ownership in the investment (the Amendment). As such, although the Fund may own a majority interest in a USPE, the Fund does not control its management and thus the equity method of accounting will be used after adoption of the Amendment. As a result of the Amendment, as of September 30, 1999, all jointly owned equipment in which the Fund owned a majority interest, which had been consolidated, were reclassified to investments in USPEs. Lease revenues and direct expenses for jointly owned equipment in which the Fund held a majority interest were reported under the consolidation method of accounting during the nine months ended September 30, 1999 and were included with the owned equipment operations. For the three months ended December 31, 1999 and twelve months ended December 31, 2000, lease revenues and direct expenses for these entities are reported under the equity method of accounting and are included with the operations of the USPEs.

(1) Comparison of the Fund's Operating Results for the Years Ended December 31, 2000 and 1999

(a)  Owned Equipment Operations

Lease revenues less direct expenses (defined as repair and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment decreased during the year ended December 31, 2000, when compared to the same period of 1999. Gains or losses from the sale of equipment, interest and other income and certain expenses such as depreciation and amortization and general and administrative expenses relating to the operating segments (see Note 5 to the audited financial statements), are not included in the owned equipment operation discussion because they are more indirect in nature, not a result of operations but more the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                                                         For the Years
                                                      Ended December 31,
                                                     2000             1999
                                                  ----------------------------

  Marine containers                               $  4,095          $ 1,326
  Aircraft                                           4,022            4,028
  Marine vessels                                     3,914            4,990
  Railcars                                           3,043            3,179
  Trailers                                           2,587            2,976
  Mobile offshore drilling unit                         --            3,494

Marine containers: Marine container lease revenues and direct expenses were $4.1 million and $18,000, respectively, for the year ended December 31, 2000, compared to lease revenues of $1.3 million during the same period of 1999. Marine container contribution increased in the year ended December 31, 2000, compared to the same period of 1999 due to the purchase of additional marine containers in 1999 and 2000.

Aircraft: Aircraft lease revenues and direct expenses were $4.1 million and $35,000, respectively, for the year ended December 31, 2000, compared to $4.1 million and $29,000, respectively, during the same period of 1999. Aircraft contribution remained approximately the same due to the stability of the aircraft fleet.

Marine vessels: Marine vessel lease revenues and direct expenses were $7.6 million and $3.7 million, respectively, for the year ended December 31, 2000, compared to $9.5 million and $4.5 million, respectively, during the same period of 1999. Lease revenue decreased $0.8 million in the year ended December 31, 2000 compared to the same period in 1999 due to lower re-lease rates for one of the Fund's anchor handling supply marine vessels. In addition, lease revenue decreased $1.9 million due to another anchor handling supply marine vessel being off-lease nine months of 2000 compared to the year ended December 31, 1999 when the marine vessel was on lease for the entire year. The decreases in lease revenue from these marine vessels were offset, in part, by an increase in lease revenue of $0.7 million during the year ended December 31, 2000 compared to the same period in 1999 due to higher re-lease rates for the Fund's bulk carrier, which was sold during 2000, and oil tanker marine vessels. Direct expenses decreased $0.8 million primarily due to lower operating expenses for one of the Fund's marine vessels in the year ended December 31, 2000 compared to the same period in 1999.

Railcars: Railcar lease revenues and direct expenses were $3.7 million and $0.6 million, respectively, for the year ended December 31, 2000, compared to $3.8 million and $0.6 million, respectively, during the same period of 1999. The decrease in railcar lease revenues of $0.2 million was primarily due to lower re-lease rates earned on railcars whose leases expired during 2000.

Trailers: Trailer lease revenues and direct expenses were $3.5 million and $0.9 million, respectively, for the year ended December 31, 2000, compared to $3.9 million and $0.9 million, respectively, during the same period of 1999. The decrease in trailer contribution was due to the sale of 39% of the Fund's trailers during 2000.

Mobile offshore drilling unit: Mobile offshore drilling unit revenues and expenses were $3.6 million and $0.1 million, respectively, for the year ended December 31, 1999. The September 30, 1999 Amendment that changed the accounting method of majority held equipment from the consolidation method of accounting to the equity method of accounting impacted the reporting of lease revenues and direct expenses of the mobile offshore drilling unit.

(b)   Interest and Other Income

Interest and other income increased $0.7 million during the year ended December 31, 2000 due to an insurance claim of $0.7 million for one of the Fund's owned marine vessels. A similar insurance claim was not required during 1999.

(c)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $17.7 million for the year ended December 31, 2000 decreased from $23.7 million for the same period in 1999. Significant variances are explained as follows:

     (i) A loss on revaluation of $3.9 million was required during the year ended December 31, 1999 to reduce the carrying value of two marine vessels to their estimated fair market value. No revaluation of equipment was required during 2000.

     (ii)A $2.0 million decrease in depreciation and amortization expenses from 1999 levels resulted from a $1.2 million decrease due to the use of the double-declining balance depreciation method which results in greater depreciation the first years an asset is owned, a decrease of $1.2 million resulting from the sale of equipment, and a $1.7 million decrease as a result of the Amendment which changed the accounting method used for majority held equipment from the consolidation method of accounting to the equity method of accounting. These decreases were partially offset by an increase of $2.1 million in depreciation expense from the purchase of equipment during 1999 and 2000.

     (iii) A $0.2 million decrease in management fees to affiliate was due to lower lease revenues on owned equipment in 2000 compared to 1999.

     (iv)A $0.1 million increase in general and administrative expenses was due to a $0.1 million increase in costs associated with the transition of trailers into and the operation of three new PLM short-term trailer rental facilities during the year ended December 31, 2000 when compared to the same period in 1999.

(d)  Minority Interest

Minority interest expense decreased $0.6 million due to the September 30, 1999 Amendment that changed the accounting method of majority held equipment from the consolidation method of accounting to the equity method of accounting.


(e)  Net Gain on Disposition of Owned Equipment

The net gain on disposition of equipment for the year ended December 31, 2000 totaled $4.0 million which resulted from the sale of marine vessels, trailers and railcars with an aggregate net book value of $13.3 million, for aggregate proceeds of $16.7 million. Included in the 2000 net gain on disposition of assets is the unused portion of marine vessel dry-docking reserves of $0.5 million. Net gain on disposition of equipment for the year ended December 31, 1999 totaled $23,000 which resulted from the sale of railcars and trailers with an aggregate net book value of $0.1 million, for proceeds of $0.2 million.

(f)  Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars).

                                                            For the Years
                                                         Ended December 31,
                                                        2000             1999
                                                     ---------------------------

  Mobile offshore drilling unit                      $    174          $   206
  Aircraft                                                (95)           1,836
  Marine vessel                                          (255)            (281)
                                                     ---------------------------
         Equity in Net Income (Loss) of USPEs        $   (176)         $ 1,761
                                                     ===========================

Mobile offshore drilling unit: The Fund's interest in an entity owning a mobile offshore drilling unit was sold during the fourth quarter of 1999. During the year ended December 31, 2000, additional sale proceeds of $0.2 million were offset by administrative expenses of $8,000. During the year ended December 31, 1999, lease revenues of $0.2 million were offset by depreciation expense, direct expenses, and administrative expenses of $32,000 and the loss from the sale of the Fund's interest in an entity that owned the mobile offshore drilling unit of $15,000.

Aircraft: As of December 31, 2000 and 1999, the Fund owned interests in two trusts that each own a commercial aircraft. During the year ended December 31, 2000, aircraft lease revenues were $2.1 million offset by depreciation expense, direct expenses, and administrative expenses of $2.2 million. During the year ended December 31, 1999, aircraft lease revenues were $2.1 million and the gain from the sale of the Fund's interest in two trusts that owned a total of three commercial aircraft, two aircraft engines, and a portfolio of aircraft rotables of $3.3 million was offset by depreciation expense, direct expenses, and administrative expenses of $3.6 million. The decrease in expenses of $1.4 million was primarily due to lower depreciation expense resulting from a $1.2 million decrease due to the use of double declining-balance method of depreciation which results in greater depreciation in the first years an asset is owned and a $0.1 million decrease due to the sale of the Fund's interest in the two trusts.

Marine vessel: As of December 31, 2000 and 1999, the Fund had an interest in an entity that owns a marine vessel. During the year ended December 31, 2000, lease revenues of $0.6 million were offset by depreciation expense, direct expenses, and administrative expenses of depreciation expense, direct expenses, and administrative expenses of $0.9 million. During the same period of 1999, lease revenues of $0.8 million were offset by depreciation expense, direct expenses, and administrative expenses of $1.1 million. Lease revenue decreased $0.1 million as a result of the marine vessel being off lease for 30 days in the year ended December 31, 2000 compared to the same period in 1999 where the marine vessel was on lease for the entire period. Depreciation expense, direct expenses, and administrative expenses decreased $0.1 million primarily due to lower depreciation expense resulting from a $39,000 decrease due to the use of double declining-balance method of depreciation which results in greater depreciation in the first years an asset is owned and a $0.1 million decrease in repairs and maintenance.

(g)  Cumulative Effect of Accounting Change

In April 1999, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," which required costs related to start-up activities to be expensed as incurred. The statement required that initial application be reported as a cumulative effect of a change in accounting principle. The Fund adopted this statement during the year ended December 31, 1999, at which time it took a $0.1 million charge, related to start-up costs of the Fund. This charge had the effect of reducing net income per weighted-average Class A unit by $0.03 for the year ended December 31, 1999.

(h)  Net Income (Loss)

As a result of the foregoing, the Fund had net income of $4.8 million for the year ended December 31, 2000, compared to net loss of $2.4 million during the same period of 1999. The Fund's ability to acquire, operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Fund's performance in the year ended December
31, 2000 is not necessarily indicative of future periods. In the year ended December 31, 2000, the Fund distributed $9.9 million to Class A members, or $2.00 per weighted-average Class A unit.

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

Marine vessels: Marine vessel lease revenues and direct expenses were $9.5 million and $4.5 million, respectively, for the year ended December 31, 1999, compared to $8.7 million and $2.9 million, respectively, during the same period of 1998. The purchase of two marine vessels during 1998 generated $2.0 million in additional lease revenues in 1999. Lease revenue decreased $1.0 million for two other marine vessels due to lower re-lease rates earned during the year ended December 31, 1999 compared to the same period in 1998. In addition, lease revenues decreased $0.2 million during 1999 due to the dry-docking of a marine vessel for approximately three weeks, during which it was off lease. Direct expenses increased $2.2 million in the year ended December 31, 1999 compared to the same period in 1998 due to the purchase of a marine vessel at the end of the second quarter of 1998. The increase in direct expenses for a marine vessel was offset, in part, by a decrease of $0.2 million for another marine vessel that was in dry-docking and thus not incurring operating expenses for approximately three weeks during 1999. In addition, direct expenses decreased $0.4 million for this marine vessel due to lower marine operating expenses during the year ended December 31, 1999, compared to the same period in 1998.

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

     (ii)A $0.1 million increase in bad debt expenses was due to the Manager's evaluation of the collectibility of receivables due from certain lessees.

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
                                                   =============================

Aircraft: As of December 31, 1999, the Fund owned interests in two trusts that each owns a commercial aircraft. As of December 31, 1998, the Fund owned interests in two trusts that owned a commercial aircraft, and an interest in two trusts that own a total of three commercial aircraft, two aircraft engines, and a portfolio of aircraft rotables. During the year ended December 31, 1999, aircraft lease revenues were $2.1 million and gain from the sale of the Fund's interest in two trusts that owned a total of three commercial aircraft, two aircraft engines, and a portfolio of aircraft rotables of $3.3 million was offset by expenses of $3.6 million. During the year ended December 31, 1998, aircraft lease revenues were $4.3 million and gain from the sale of the Fund's interest in two trusts that owned commercial aircraft of $6.3 million was offset by expenses of $6.8 million. Lease revenues decreased $2.5 million due to the sale of the Fund's investment in two trusts containing ten commercial aircraft in 1998, and the sale of the Fund's investment in two trusts that owned a total of three commercial aircraft, two stage II aircraft engines, and a portfolio of aircraft rotables in 1999. The decrease in lease revenues caused by these sales was offset, in part, by $0.3 million in additional lease revenue from the purchase of two additional trusts each owning an MD-82 commercial aircraft during 1998. The decrease in expenses of $3.2 million was primarily due to lower depreciation expense resulting from an approximately $1.6 million decrease due to the sale of the Fund's interest in four trusts and an approximately $2.1 million decrease due to the double declining-balance method of depreciation which results in greater depreciation in the first years an asset is owned. These decreases were offset, in part, by an approximately $0.5 million increase in depreciation expense due to the Fund's investment in two additional trusts during 1998.

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

The Fund's owned equipment on lease to U.S.-domiciled lessees consists of trailers, railcars, and interests in entities that own aircraft. During 2000, U.S. lease revenues accounted for 28% of the total lease revenues from wholly and partially owned equipment, while this region reported a net income of $2.8 million including a gain of $2.1 million from the sale of trailers.

The Fund's owned equipment on lease to South American-domiciled lessees consists of four aircraft. During 2000, South American lease revenues accounted for 16% of the total lease revenues from wholly and partially owned equipment, while this region reported a net income of $1.5 million.

The Fund's equipment on lease to Canadian-domiciled lessees consists of railcars. Lease revenues in Canada accounted for 8% of total lease revenues from wholly and partially-owned equipment while this region reported a net income of $0.9 million.

The Fund's owned equipment and investments in equipment owned by USPEs on lease to lessees in the rest of the world consists of marine vessels and marine containers. During 2000, lease revenues for these operations accounted for 48% of the total lease revenues of wholly and partially owned equipment while this region reported a net income of $1.9 million.


(F)  Inflation

Inflation had no significant impact on the Fund's operations during 2000, 1999, or 1998.

(G)  Forward-Looking Information

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

(H)  Outlook for the Future

Several factors may affect the Fund's operating performance in 2001 and beyond, including changes in the markets for the Fund's equipment and changes in the regulatory environment in which that equipment operates.

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

Other factors affecting the Fund's contribution in 2001 and beyond include:

1. Marine vessel freight rates are dependent upon the overall condition of the international economy. Freight rates earned by the Fund's marine vessels began to increase during the later half of 2000 and would be expected to continue to show improvement, in the absence of any new marine vessel constructions.

2. The cost of new marine containers has been at historic lows for the past several years which has caused downward pressure on per diem lease rates. Recently, the cost of marine containers has started to increase which, if this trend continues, should translate into rising per diem lease rates.

3. Railcar loadings in North America have continued to be high, however a softening in the market has lead to lower utilization and lower contribution to the Fund as existing leases expire and renewal leases are negotiated.

Several other factors may affect the Fund's operating performance in 2001 and beyond, including changes in the markets for the Fund's equipment and changes in the regulatory environment in which that equipment operates.


(1)  Repricing and Reinvestment Risk

Certain of the Fund's aircraft, marine vessels, railcars, marine containers, and trailers will be remarketed in 2001 as existing leases expire, exposing the Fund to some repricing risk/opportunity. Additionally, the Manager may elect to sell certain underperforming equipment or equipment whose continued operation may become prohibitively expensive. In either case, the Manager intends to re-lease or sell equipment at prevailing market rates; however, the Manager cannot predict these future rates with any certainty at this time, and cannot accurately assess the effect of such activity on future Fund performance. The proceeds from the sold or liquidated equipment will be redeployed to purchase additional equipment, as the Fund is in its reinvestment phase.

(2)  Impact of Government Regulations on Future Operations

The Manager operates the Fund's equipment in accordance with current applicable regulations (see Item 1, Section E, Government Regulations). However, the continuing implementation of new or modified regulations by some of the authorities mentioned previously, or others, may adversely affect the Fund's ability to continue to own or operate equipment in its portfolio. Additionally, regulatory systems vary from country to country, which may increase the burden to the Fund of meeting regulatory compliance for the same equipment operated between countries. Currently, the Manager has observed rising insurance costs to operate certain vessels in U.S. ports, resulting from implementation of the U.S. Oil Pollution Act of 1990. Ongoing changes in the regulatory environment, both in the United States and internationally, cannot be predicted with accuracy, and preclude the Manager from determining the impact of such changes on Fund operations, purchases, or sale of equipment. Under U.S. Federal Aviation Regulations, after December 31, 1999, no person may operate an aircraft to or from any airport in the contiguous United States unless that aircraft has been shown to comply with Stage III noise levels. The Fund has four Stage II aircraft that do not meet Stage III requirements. These Stage II aircraft will remain with the current lessee, which operates in a country that does not have these noise restrictions. Furthermore, the Federal Railroad Administration has mandated that effective July 1, 2000, all tank railcars must be re-qualified every ten years from the last test date stenciled on each railcar to insure tank shell integrity. Tank shell thickness, weld seams, and weld attachments must be inspected and repaired if necessary to re-qualify a tank railcar for service. The average cost of this inspection is $1,800 for non-jacketed tank railcars and $3,600 for jacketed tank railcars, not including any necessary repairs. This inspection is to be performed at the next scheduled tank test and every ten years thereafter. The Fund currently owns 203 non-jacketed tank railcars and 145 jacketed tank railcars of which a total of 3 tank railcars have been inspected to date and no defects have been discovered.

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

The Fund's permanent debt obligation began to mature in December 2000. The Manager believes that sufficient cash flow will be available in the future for repayment of debt.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Fund's primary market risk exposure is that of currency risk. During 2000, 72% of the Fund's total lease revenues from wholly-and partially-owned equipment came from non-United States domiciled lessees. Most of the leases require payment in United States (U.S.) currency. If these lessees' currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making the U.S. dollar denominated lease payment.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements for the Fund are listed on the Index to Financial Statements included in Item 14(a) of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF PLM FINANCIAL SERVICES, INC.

As of the filing date of this report, the directors and executive officers of PLM Financial Services, Inc. (and key executive officers of its subsidiaries) are as follows:

Name                  Age    Position
--------------------- ------ ---------------------------------------------------

Stephen M. Bess       55     President,   PLM  Financial  Services, Inc.,    PLM
                             Investment Management, Inc. and  PLM Transportation
                             Equipment Corporation,  Director  of  PLM Financial
                             Services, Inc.

Richard K Brock       38     Vice President  and  Chief  Financial Officer,  PLM
                             Financial Services, Inc., PLM Investment Management
                             Inc. and  PLM Transportation Equipment Corporation,
                             Director of PLM Financial Services, Inc.

Susan C. Santo        38     Vice President,  Secretary,  and  General  Counsel,
                             PLM  Financial  Services,  Inc.,  Director  of  PLM
                             Financial Services, Inc.

Stephen M. Bess was appointed a Director of PLM Financial Services, Inc. in July 1997. Mr. Bess has served as President of PLM Investment Management, Inc., an indirect wholly-owned subsidiary of PLM International, since August 1989, and as an executive officer of certain other of PLM International's subsidiaries or affiliates since 1982.

Richard K Brock was appointed a Director of PLM Financial Services, Inc. in October 1, 2000. Mr. Brock was appointed as Vice President and Chief Financial Officer of PLM International and PLM Financial Services, Inc. in January 2000, having served as Acting Chief Financial Officer since June 1999 and as Vice President and Corporate Controller of PLM International and PLM Financial Services, Inc. since June 1997. Prior to June 1997, Mr. Brock served as an accounting manager beginning in September 1991 and as Director of Planning and General Accounting beginning in February 1994.

Susan C. Santo was appointed a Director of PLM Financial Services, Inc., a subsidiary of PLM International, in October 1, 2000. Ms. Santo was appointed as Vice President, Secretary, and General Counsel of PLM International and PLM Financial Services, Inc. in November 1997. She has worked as an attorney for PLM International and PLM Financial Services, Inc. since 1990 and served as its Senior Attorney from 1994 until her appointment as General Counsel.

The directors of PLM Financial Services, Inc. are elected for a one-year term or until their successors are elected and qualified. No family relationships exist between any director or executive officer of PLM Financial Services, Inc., PLM Transportation Equipment Corp., or PLM Investment Management, Inc.

ITEM 11. EXECUTIVE COMPENSATION

The Fund has no directors, officers, or employees. The Fund has no pension, profit sharing, retirement, or similar benefit plan in effect as of December 31, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (A) Security Ownership of Certain Beneficial Owners

         The Manager is generally entitled to a 1% interest in profits and losses and a 15% interest in the Fund's cash distributions, subject to certain allocation of income provisions. After the investors receive cash equal to their original capital contribution, the Manager's interest in the distributions of the Fund will increase to 25%. As of December 31, 2000, no investor was known by the Manager to beneficially own more than 5% of the units of the Fund.

     (B) Security Ownership of Management

         Neither the Manager and its affiliates nor any executive officer or director of the Manager and its affiliates owned any units of the Fund as of December 31, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Transactions with Management and Others

         During 2000, management fees to IMI were $1.2 million. The Fund reimbursed FSI and/or its affiliates $0.9 million for administrative and data processing services performed on behalf of the Fund during 2000.

         During 2000, the USPEs paid or accrued the following fees to FSI or its affiliates (based on the Fund's proportional share of ownership): management fees - $0.1 million; and administrative and data processing services - $34,000.










                      (This space intentionally left blank)





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


                                            PROFESSIONAL LEASE MANAGEMENT INCOME
Date:  March 22, 2001                       FUND I

                                            By:     PLM Financial Services, Inc.
                                                    Manager



                                            By:      /s/ Stephen M. Bess
                                                    ----------------------------
                                                    Stephen M. Bess
                                                    President and Director



                                            By:     /s/ Richard K Brock
                                                    ----------------------------
                                                    Richard K Brock
                                                    Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following directors of the Fund's Manager on the dates indicated.


Name                          Capacity                        Date


*_________________________
  Stephen M. Bess             Director - FSI                  March 22, 2001


*_________________________
  Richard K Brock             Director - FSI                  March 22, 2001


*_________________________
  Susan C. Santo              Director - FSI                  March 22, 2001





* Susan C. Santo, by signing her name hereto, does sign this document on behalf of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.




/s/Susan C. Santo
----------------------
Susan C. Santo
Attorney-in-Fact






                   PROFESSIONAL LEASE MANAGEMENT INCOME FUND I
                          (A Limited Liability Company)
                          INDEX TO FINANCIAL STATEMENTS

                                  (Item 14(a))


                                                                        Page

Independent auditors' report                                            27

Balance sheets as of December 31, 2000 and 1999                         28

Statements of operations for the years ended
     December 31, 2000, 1999, and 1998                                  29

Statement of changes in Members' equity for the years ended
     December 31, 2000, 1999, and 1998                                  30

Statements of cash flows for the years ended
     December 31, 2000, 1999, and 1998                                  31

Notes to financial statements                                           32-43


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

We have conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Professional Lease Management Income Fund I, L.L.C. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.


/S/   KPMG  LLP


SAN FRANCISCO, CALIFORNIA
March 12, 2001







               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A DELAWARE LIMITED LIABILITY COMPANY)
                                 BALANCE SHEETS
                                  DECEMBER 31,
                 (IN THOUSANDS OF DOLLARS, EXCEPT UNIT AMOUNTS)


                                                                                         2000                   1999
                                                                                     -------------------------------------
     ASSETS

     Equipment held for operating leases                                             $     92,921          $    103,709
     Less accumulated depreciation                                                        (44,197)              (45,183)
                                                                                     -------------------------------------
                                                                                           48,724                58,526
     Equipment held for sale                                                                3,200                    --
                                                                                     -------------------------------------
       Net equipment                                                                       51,924                58,526

     Cash and cash equivalents                                                             11,291                11,597
     Restricted cash                                                                          813                   453
     Accounts receivable, less of allowance for doubtful accounts
       of $48 in 2000 and $65 in 1999                                                       2,283                 2,007
     Investments in unconsolidated special-purpose entities                                 5,155                 7,717
     Debt placement fees, less accumulated amortization
         of $70 in 2000 and $52 in 1999                                                       107                   125
     Prepaid expenses and other assets                                                        110                   108
                                                                                     -------------------------------------
              Total assets                                                           $     71,683          $     80,533
                                                                                     =====================================

     LIABILITIES AND MEMBER'S EQUITY

     Liabilities
     Accounts payable and accrued expenses                                           $        555          $        458
     Due to affiliates                                                                        917                   656
     Lessee deposits and reserves for repairs                                               4,541                 3,821
     Note payable                                                                          22,000                25,000
                                                                                     -------------------------------------
       Total liabilities                                                                   28,013                29,935
                                                                                     -------------------------------------

     Members' equity
     Class A members (4,971,311 and 4,975,321 Units at December 31,
         2000 and 1999, respectively)                                                      43,670                50,598
     Class B member                                                                            --                    --
                                                                                     -------------------------------------
         Total members' equity                                                             43,670                50,598
                                                                                     -------------------------------------
          Total liabilities and members' equity                                      $     71,683          $     80,533
                                                                                     =====================================











                 See accompanying notes to financial statements.


               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A DELAWARE LIMITED LIABILITY COMPANY)
                            STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,
         (IN THOUSANDS OF DOLLARS, EXCEPT WEIGHTED-AVERAGE UNIT AMOUNTS)


                                                                  2000                 1999               1998
                                                             -------------------------------------------------------
  REVENUES

  Lease revenue                                              $       22,949      $       26,113      $     25,149
  Interest and other income                                           1,083                 347               393
  Net gain on disposition of equipment                                3,956                  23             2,759
                                                             -------------------------------------------------------
    Total revenues                                                   27,988              26,483            28,301
                                                             -------------------------------------------------------

  EXPENSES

  Depreciation and amortization                                      12,833              14,849            16,774
  Repairs and maintenance                                             2,517               2,633             2,024
  Equipment operating expenses                                        2,515               3,142             2,069
  Insurance expense to affiliate                                         --                  --               (14 )
  Other insurance expense                                               294                 428               312
  Management fees to affiliate                                        1,232               1,396             1,368
  Interest expense                                                    1,833               1,833             1,833
  General and administrative expenses to affiliates                     853                 952               966
  Other general and administrative expenses                             919                 721               715
  (Recovery of) provision for bad debt expense                           (5)                 38               (23)
  Loss on revaluation of equipment                                       --               3,931                --
                                                             -------------------------------------------------------
    Total expenses                                                   22,991              29,923            26,024
                                                             -------------------------------------------------------

  Minority interest                                                      --                (590)             (351)

  Equity in net income (loss) of unconsolidated
    special-purpose entities                                           (176 )             1,761             2,390
                                                             -------------------------------------------------------

  Net income (loss) before cumulative effect of
    accounting change                                                 4,821              (2,269)            4,316

  Cumulative effect of accounting change                                 --                (132)               --
                                                             -------------------------------------------------------

  Net income (loss)                                          $        4,821      $       (2,401)     $      4,316
                                                             =======================================================

  Members' share of net income (loss)

  Class A members                                            $        3,066      $       (4,029)     $      2,595
  Class B member                                                      1,755               1,628             1,721
                                                             -------------------------------------------------------

  Total                                                      $        4,821      $       (2,401)     $      4,316
                                                             =======================================================

  Net income (loss) per weighted-average
    Class A unit                                             $         0.62      $        (0.81)     $       0.52
                                                             =======================================================

  Cash distribution                                          $       11,701      $       11,690      $     11,765
                                                             =======================================================

  Cash distribution per weighted-average
    Class A unit                                             $         2.00      $         1.99      $       2.00
                                                             =======================================================

                 See accompanying notes to financial statements.






               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A DELAWARE LIMITED LIABILITY COMPANY)
                     STATEMENT OF CHANGES IN MEMBERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
                            (IN THOUSANDS OF DOLLARS)




                                                           Class A              Class B              Total
                                                       ---------------------------------------------------------

    Members' equity as of December 31, 1997            $       72,298       $         176       $       72,474

  Net income                                                    2,595               1,721                4,316

  Cash distributions                                          (10,000)             (1,765)             (11,765)
                                                       ---------------------------------------------------------

    Members' equity as of December 31, 1998                    64,893                 132               65,025

  Net income (loss)                                            (4,029)              1,628               (2,401)

  Purchase of Class A units                                      (336)                 --                 (336)

  Cash distributions                                           (9,930)             (1,760)             (11,690)
                                                       ---------------------------------------------------------

    Members' equity as of December 31, 1999                    50,598                  --               50,598

  Net income                                                    3,066               1,755                4,821

  Purchase of Class A units                                       (48)                 --                  (48)

  Cash distributions                                           (9,946)             (1,755)             (11,701)
                                                       ---------------------------------------------------------

  Members' equity as of December 31, 2000              $       43,670       $          --       $       43,670
                                                       =========================================================













                 See accompanying notes to financial statements.





               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A DELAWARE LIMITED LIABILITY COMPANY)
                            STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,
                            (IN THOUSANDS OF DOLLARS)

     OPERATING ACTIVITIES                                                       2000           1999           1998
                                                                            -------------------------------------------
     Net income (loss)                                                      $    4,821     $   (2,401)    $    4,316
     Adjustments to reconcile net income (loss) to net cash
           provided by operating activities:
       Depreciation and amortization                                            12,833         14,849         16,774
       Loss on revaluation of equipment                                             --          3,931             --
       Net gain on dispositions of equipment                                    (3,956)           (23)        (2,759)
       Cumulative effect of accounting change                                       --            132             --
       Equity in net (income) loss of unconsolidated special
           purpose entities                                                        176         (1,761)        (2,390)
       Changes in operating assets and liabilities:
         Restricted cash                                                          (360)          (453)            --
         Accounts receivable, net                                                 (278)          (131)           173
         Prepaid expenses and other assets                                          (2)           156             77
         Accounts payable and accrued expenses                                     (25)            (3)          (132)
         Due to affiliates                                                         261            276            115
         Lessee deposits and reserves for repairs                                1,207            781          1,321
         Minority interest                                                          --           (676)        (1,008)
                                                                            -------------------------------------------
               Net cash provided by operating activities                        14,677         14,677         16,487
                                                                            -------------------------------------------

     INVESTING ACTIVITIES
     Payments for purchase of equipment                                        (19,484)       (11,397)       (27,477)
     Investment in and equipment purchased and placed
           in unconsolidated special-purpose entities                               --             --        (13,917)
     Liquidation distributions from unconsolidated special-
           purpose entities                                                        182         14,282         10,385
     Distributions from unconsolidated special-purpose entities                  2,204          2,173          7,184
     Proceeds from disposition of equipment                                     16,864            168          5,380
                                                                            -------------------------------------------
              Net cash (used in) provided by investing activities                 (234)         5,226        (18,445)
                                                                            -------------------------------------------

     FINANCING ACTIVITIES
     Payments on note payable                                                   (3,000)            --             --
     Decrease due to affiliates                                                     --             --         (1,736)
     Cash distributions to Class A members                                      (9,946)        (9,930)       (10,000)
     Cash distributions to Class B member                                       (1,755)        (1,760)        (1,765)
     Purchase of Class A units                                                     (48)          (336)            --
                                                                            -------------------------------------------
           Net cash used in financing activities                               (14,749)       (12,026)       (13,501)
                                                                            -------------------------------------------

     Net (decrease) increase in cash and cash equivalents                         (306)         7,877        (15,459)
     Cash and cash equivalents at beginning of year                             11,597          3,720         19,179
                                                                            -------------------------------------------

     Cash and cash equivalents at end of year                               $   11,291     $   11,597     $    3,720
                                                                            ===========================================

     SUPPLEMENTAL INFORMATION
     Interest paid                                                          $    1,833     $    1,833     $    1,833
                                                                            ===========================================






                 See accompanying notes to financial statements.





               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A DELAWARE LIMITED LIABILITY COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2000

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

On May 13, 1996, the Fund ceased its offering for Class A Units. As of December 31, 2000, there were 4,971,311 Units outstanding.

The Fund will terminate on December 31, 2010, unless terminated earlier upon sale of all equipment or by certain other events. Beginning in the Fund's seventh year of operations, which commences on January 1, 2003, the Manager will stop purchasing additional equipment. Excess cash, if any, less reasonable reserves, will be distributed to the Members. Between the eighth and tenth years of operations, the Manager intends to liquidate of the Fund's assets.

The Manager (Class B Member) controls and manages the affairs of the Fund. The Manager paid out of its own corporate funds (as a capital contribution to the Fund) all organization and syndication expenses incurred in connection with the offering; therefore, 100% of the net cash proceeds received by the Fund from the sale of Class A Units were used to purchase equipment and established any required cash reserves. For its contribution, the Manager is generally entitled to a 1% interest in profits and losses and 15% interest in the Fund's cash distributions subject to certain special allocation provisions (see Net Income
(Loss) and Distributions Per Class A Unit, below). After the investors receive cash distributions equal to their original capital contributions the Manager's interest in the cash distributions of the Fund will increase to 25%.

The operating agreement includes a redemption provision. Upon the conclusion of the 30-month period immediately following the termination of the offering, which was in November 1998, the Fund may, at the Manager's sole discretion, redeem up to 2% of the outstanding units each year. The purchase price paid by the Fund for outstanding Class A Units upon redemption will be equal to 105% of the amount Class A Members paid for the Class A Units, less the amount of cash distributions Class A Members have received relating to such Class A Units. The price may not bear any relationship to the fair market value of a Class A Unit. For the years ended December 31, 2000 and 1999, the Fund repurchased 4,010 and 24,260 units for $48,000 and $0.3 million, respectively.

The Manager has decided that it will not purchase any units under the redemption plan in 2001. The Manager may purchase additional units on behalf of the Fund in the future.

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





               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A DELAWARE LIMITED LIABILITY COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2000

1.   BASIS OF PRESENTATION (continued)


ACCOUNTING FOR LEASES

The Fund's leasing operations generally consist of operating leases. Under the operating lease method of accounting, the leased asset is recorded at cost and depreciated over its estimated useful life. Rental payments are recorded as revenue over the lease term as earned in accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases". Lease origination costs are capitalized and amortized over the term of the lease.

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

TRANSPORTATION EQUIPMENT

In accordance with the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Manager reviews the carrying value of the Fund's equipment at least quarterly and whenever circumstances indicate that the carrying value of an asset may not be recoverable in relation to expected future market conditions for the purpose of assessing recoverability of the recorded amount. If projected undiscounted future cash flows and fair value are less than the carrying value of the equipment, a loss on revaluation is recorded based upon the estimated fair value of the asset. No reductions were required to the carrying value of wholly and partially-owned equipment during 2000. Reductions of $3.9 million to the carrying value of two marine vessels were required during 1999. Reductions of $1.0 million to the carrying value of the Fund's interest in an entity owning a marine vessel was required during 1998.

Equipment held for operating leases is stated at cost less any reductions to the carrying value as required by SFAS 121. Equipment held for sale is stated at the lower of the equipment's depreciated cost or fair value, less cost to sell, and is subject to a pending contract for sale.

INVESTMENTS IN UNCONSOLIDATED SPECIAL-PURPOSE ENTITIES

The Fund has interests in unconsolidated special-purpose entities (USPEs) that own transportation equipment. The Fund owned a majority interest in an entity that owned a mobile offshore drilling unit. In September 1999, the Manager amended the corporate-by-laws of USPEs in which the Fund, or any affiliated program, owns an interest greater than 50%. The amendment to the corporate-by-laws provided that all decisions regarding the acquisition and disposition of the investment as well as other significant business decisions of that investment would be permitted only upon unanimous consent of the Fund and all the affiliated programs that have an ownership in the investment. As such, although the Fund may own a majority interest in a USPE, the Fund does not control its management and thus the equity method of accounting is used after adoption of the amendment. As a result of the amendment, as of September 30, 1999, all jointly owned equipment in which the Fund owned a majority interest, which had been consolidated, were reclassified to investments in USPEs. Accordingly, as of December 31, 2000 and 1999, the balance sheet reflects all investments in USPEs on an equity basis.






               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A DELAWARE LIMITED LIABILITY COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2000

1.   BASIS OF PRESENTATION (continued)

INVESTMENTS IN UNCONSOLIDATED SPECIAL-PURPOSE ENTITIES (continued)

The Fund's interests in USPEs are managed by IMI. The Fund's equity interest in the net income (loss) of USPEs is reflected net of management fees paid or payable to IMI.

REPAIRS AND MAINTENANCE

Repair and maintenance costs related to marine vessels, railcars, and trailers are usually the obligation of the Fund and are accrued as incurred. Costs associated with marine vessel dry-docking are estimated and accrued ratably over the period prior to such dry-docking. If a marine vessel is sold and there is a balance in the dry-docking reserve account for that marine vessel, the balance in the reserve account is included as additional sales proceeds. Maintenance costs of aircraft and marine containers are the obligation of the lessee. To meet the maintenance requirements of certain aircraft airframes and engines, reserve accounts are prefunded by the lessee over the period of the lease based on the number of hours this equipment is used, times the estimated rate to repair this equipment. If repairs exceed the amount prefunded by the lessee, the Fund has the obligation to fund and accrue the difference. If the aircraft is sold and there is a balance in the reserve account for repairs to that aircraft, the balance in the reserve account is reclassified as additional sales proceeds. The aircraft reserve accounts and marine vessel dry-docking reserve accounts are included in the balance sheet as lessee deposits and reserves for repairs.

NET INCOME (LOSS) AND DISTRIBUTIONS PER UNIT

The net profits and losses of the Fund are generally allocated 1% to the Class B Members and 99% to the Class A Members. The Class B Member or Manager will be specially allocated (i) 100% of the Fund's organizational and offering cost amortization expenses and (ii) income equal to the excess of cash distribution over the Manager`s 1% share of net profits. The effect on the Class A Members of this special income allocation will be to increase the net loss or decrease the net profits allocable to the Class A Members by an equal amount. During 2000, the Manager received a special allocation of income of $1.7 million ($1.7 million in 1999 and $1.6 million in 1998). Cash distributions of the Fund are generally allocated 85% to the Class A Members and 15% to the Manager and may include amounts in excess of net income. After the investors receive cash distributions equal to their original capital contributions the Manager's interest in the cash distributions of the Fund will increase to 25%. The Class A Members' net income (loss) is allocated among the Class A Members based on the number of Class A units owned by each member and on the number of days of the year each member is in the Fund.

Cash distributions are recorded when paid. Monthly unitholders receive a distribution check 15 days after the close of the previous month's business and quarterly unitholders receive a distribution check 45 days after the close of the quarter.

Cash distributions to Class A Unitholders in excess of net income are considered a return of capital. Cash distributions to Class A Unitholders of $6.9 million, $9.9 million, and $7.4 million in 2000, 1999, and 1998, respectively, were deemed to be a return of capital.

Cash distributions related to the fourth quarter of 2000 of $1.2 million, and 1999 and 1998 of $1.7 million, were paid during the first quarter of 2001, 2000, and 1999, respectively.

NET INCOME (LOSS) PER WEIGHTED-AVERAGE CLASS A UNIT

Net income (loss) per weighted-average Class A unit was computed by dividing net income (loss) attributable to Class A Members by the weighted-average number of Class A units deemed outstanding during the period. The weighted-average number of Class A units deemed outstanding during the years ended December 31, 2000, 1999, and 1998 were 4,971,968, 4,982,336, and 4,999,581 respectively.





               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A DELAWARE LIMITED LIABILITY COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

1.   BASIS OF PRESENTATION (continued)


CASH AND CASH EQUIVALENTS

The Fund considers highly liquid investments that are readily convertible to known amounts of cash with original maturities of three months or less as cash equivalents. The carrying amount of cash equivalents approximates fair market value due to the short-term nature of the investments.

RESTRICTED CASH

As of December 31, 2000 and 1999, restricted cash represented lessee security deposits held by the Fund.

COMPREHENSIVE INCOME (LOSS)

The Fund's net income (loss) is equal to comprehensive income (loss) for the years ended December 31, 2000, 1999, and 1998.

2.   MANAGER AND TRANSACTIONS WITH AFFILIATES

An officer of PLM Securities Corp., a wholly-owned subsidiary of the Manager, contributed the $100 of the Fund's initial capital. Under the equipment management agreement, IMI, subject to certain reductions, receives a monthly management fee attributable to either owned equipment or interests in equipment owned by the USPEs equal to the lesser of (i) the fees that would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (A) for that equipment for which IMI provides only basic equipment management services, (a) 2% of the gross lease revenues attributable to equipment which is subject to full payout net leases, (b) 5% of the gross lease revenues attributable to equipment that is subject to operating leases, and (B) for that equipment for which IMI provides supplemental equipment management services, 7% of the gross lease revenues attributable to equipment for which IMI provides both management and additional services. Fund management fees of $0.2 million were payable at December 31, 2000 and 1999, respectively. The Fund's proportional share of the USPE's management fee payable were $20,000, and $31,000 as of December 31, 2000 and 1999, respectively. The Fund's proportional share of USPE management fees was $0.1 million, $0.2 million, and $0.2 million during 2000, 1999, and 1998, respectively. The Fund reimbursed FSI $0.9 million, $1.0 million, and $1.0 million for data processing expenses and other administrative services performed on behalf of the Fund during 2000, 1999, and 1998. The Fund's proportional share of the USPE's administrative and data processing expenses reimbursable to FSI was $34,000, $46,000 and $0.1 million during 2000, 1999, and 1998, respectively.

Transportation Equipment Indemnity Company Ltd. (TEI), an affiliate of the Manager, which provided marine insurance coverage and other insurance brokerage services to the Fund during 1998, was liquidated during the first quarter of 2000. The Fund's marine insurance coverage for owned equipment paid to TEI was $2,000 during 1998. No premiums for owned equipment were paid to TEI during 2000, or 1999. A substantial portion of any amount paid to TEI was then paid to third-party reinsurance underwriters or placed in risk pools managed by TEI on behalf of affiliated programs and PLM International, which provide threshold coverages on marine vessel loss of hire and hull and machinery damage. All pooling arrangement funds are either paid out to cover applicable losses or refunded pro rata by TEI. Also, during 1998, the Fund received a $16,000 loss-of-hire insurance refund and the proportional share of USPEs received a $5,000 loss-of-hire insurance refund from TEI due to lower claims from the Fund and other insured affiliated programs.







               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A DELAWARE LIMITED LIABILITY COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2000

2.   MANAGER AND TRANSACTIONS WITH AFFILIATES (continued)

Transportation Equipment Corporation (TEC) will be entitled to receive an equipment liquidation fee equal to the lesser of (i) 3% of the sales price of equipment sold on behalf of the Fund, or (ii) 50% of the "Competitive Equipment Sale Commission," as defined in the agreement, if certain conditions are met. TEC is a wholly-owned subsidiary of the Manager. In certain circumstances, the Manager will be entitled to a monthly re-lease fee for re-leasing services following the expiration of the initial lease, charter or other contract for certain equipment equal to the lesser of (a) the fees which would be charged by an independent third party for comparable services for comparable equipment or
(b) 2% of gross lease revenues derived from such re-lease, provided, however, that no re-lease fee shall be payable if such fee would cause the combination of the equipment management fee paid to IMI and the re-lease fees with respect to such transactions to exceed 7% of gross lease revenues.

The Fund had an interest in certain equipment in conjunction with affiliated programs during 2000, 1999, and 1998 (see Note 4).

The balance due to affiliates as of December 31, 2000, included $0.2 million due to FSI and its affiliates for management fees and $0.7 million due to affiliated USPEs. The balance due to affiliates as of December 31, 1999, included $0.2 million due to FSI and its affiliates for management fees and $0.5 million due to affiliated USPEs.

3.   EQUIPMENT

The components of owned equipment as of December 31, are as follows (in thousands of dollars):

  Equipment Held for Operating Leases             2000              1999
  -----------------------------------       ------------------------------------

  Marine containers                         $       29,160    $         9,942
  Aircraft                                          20,605             20,605
  Railcars                                          19,520             19,710
  Marine vessels                                    17,000             37,256
  Trailers                                           6,636             16,196
                                            ------------------------------------
                                                    92,921            103,709
  Less accumulated depreciation                    (44,197)           (45,183)
                                            ------------------------------------
                                                    48,724             58,526
  Equipment held for sale                            3,200                 --
                                            ------------------------------------
    Net equipment                           $       51,924    $        58,526
                                            ====================================

Revenues are earned under operating leases. A portion of the Fund's marine containers are leased to operators of utilization-type leasing pools that include equipment owned by unaffiliated parties. In such instances, revenues earned by the Fund consist of a specified percentage of the total revenues generated by leasing the pooled equipment to sublessees after deducting certain direct operating expenses of the pooled equipment. The Fund's marine vessels are operating either on a voyage charter or a time charter which usually have a duration of less than one year. Lease revenues for trailers operating with short-line railroad systems are based on a per-diem lease in the free running railroad interchange. Lease revenues for trailers that operated in rental yards owned by PLM Rental, Inc., were based on a fixed rate for a specific period of time, usually short in duration. Rents for the remaining equipment are based on fixed rates.






               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A DELAWARE LIMITED LIABILITY COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

3.   EQUIPMENT (continued)

Equipment held for operating leases is stated at cost less any reductions to the carrying value as required by SFAS 121. During 1999, reductions to the carrying value of marine vessels of $3.9 million were required. No reductions were required to the carrying value of wholly owned equipment during 2000 or 1998.

As of December 31, 2000, all owned equipment in the Fund portfolio was on lease except for 66 railcars with a net book value of $0.7 million. As of December 31, 1999, all owned equipment in the Fund portfolio was either on lease or operating in PLM-affiliated short-term trailer rental yards except for six railcars with a net book value of $0.1 million.

During the year ended December 31, 2000, the Fund purchased marine containers and trailers for a total cost of $19.5 million. During the year ended December 31, 1999, the Fund purchased marine containers and trailers for a total cost of $11.4 million.

During the year ended December 31, 2000, the Fund sold marine vessels, trailers and railcars with an aggregate net book value of $13.3 million, for aggregate proceeds of $16.8 million. Included in the 2000 net gain on disposition of assets is the unused portion of marine vessel dry-docking of $0.5 million. During the year ended December 31, 1999, the Fund sold trailers and railcars with an aggregate net book value of $0.1 million, for proceeds of $0.2 million.

As of December 31, 2000, a marine vessel was held for sale at the lower of the equipment's depreciated cost or fair value, less cost to sell, and is subject to a pending contract for sale. No equipment was held for sale at December 31, 1999.

All owned equipment on lease is being accounted for as operating leases. Future minimum rent under noncancelable operating leases as of December 31, 2000 for the owned equipment during each of the next five years are approximately $12.2 million in 2001; $8.6 million in 2002; $4.2 million in 2003, $2.7 million in 2004, and $0.5 million in 2005 and thereafter. Per diem and short-term rentals consisting of utilization rate lease payments included in revenues amounted to approximately $6.2 million, $3.3 million and $3.5 million in 2000, 1999, and 1998, respectively.

4.   INVESTMENTS IN UNCONSOLIDATED SPECIAL PURPOSE ENTITIES

The Fund owns equipment jointly with affiliated programs.

In September 1999, the Manager amended the corporate-by-laws of USPEs in which the Fund, or any affiliated program, owned an interest greater than 50%. The amendment to the corporate-by-laws provided that all decisions regarding the acquisition and disposition of the investment as well as other significant business decisions of that investment would be permitted only upon unanimous consent of the Fund and all the affiliated programs that have an ownership in the investment. As such, although the Fund may own a majority interest in a USPE, the Fund does not control its management and thus the equity method of accounting is used after adoption of the amendment. As a result of the amendment, as of September 30, 1999, all jointly owned equipment in which the Fund owned a majority interest, which had been consolidated, were reclassified to investments in USPEs. Accordingly, as of December 31, 2000 and 1999, the balance sheet reflects all investments in USPEs on an equity basis.






               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A DELAWARE LIMITED LIABILITY COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

4.       INVESTMENTS IN UNCONSOLIDATED SPECIAL PURPOSE ENTITIES (continued)

The net investments in USPEs include the following jointly-owned equipment as of December 31, (and related assets and liabilities) (in thousands of dollars):

                                                                           2000         1999
                                                                        -------------------------

  50% interest in a trust owning an MD-82 stage III commercial
            aircraft                                                    $    3,534   $    4,784
  50% interest in a trust owning an MD-82 stage III commercial
            aircraft                                                           921        1,773
  50% interest in a trust owning a cargo marine vessel                         700        1,024
  25% interest in a trust that owned four 737-200A stage II
            commercial aircraft                                                 --           76
  25% interest in a trust that owned four 737-200A stage II
            commercial aircraft                                                 --           60
                                                                        -------------------------
      Net investments                                                   $    5,155   $    7,717
                                                                        =========================

As of December 31, 2000 and 1999, all jointly-owned equipment in the Fund's USPE portfolio was on lease.

During 2000, the Fund received additional sales proceeds of $0.2 million from the 1999 sale of a mobile offshore drilling unit.

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

The following summarizes the financial information for the special-purpose entities and the Fund's interests therein as of and for the years ended December 31, 2000, 1999, and 1998 (in thousands of dollars):

                                        2000                          1999                         1998
                                   Total        Net              Total           Net           Total      Net
                                   USPEs         Interest        USPEs        Interest         USPEs       Interest
                                                 of Fund                       of Fund                     of Fund
                                ---------------------------   ---------------------------   ---------------------------
       Net Investments          $    10,659     $    5,155     $   16,183     $    7,717    $    35,630   $   15,224
       Lease revenues                 5,498          2,749          4,314          3,124         13,601        5,200
       Net income (loss)               (499)          (176)         7,282          1,761         14,377        2,390

All partially owned equipment on lease is being accounted for as operating leases. Future minimum rent under noncancelable operating leases as of December 31, 2000 for the partially owned equipment during each of the next five years are approximately $2.8 million in 2001; $1.1 million in 2002; $0.9 million in 2003; $0.9 million in 2004, $0.9 million in 2005, and $0.8 million in 2006 and thereafter.

5.   OPERATING SEGMENTS

The Fund operates or operated in six primary operating segments: marine container leasing, aircraft leasing, railcar leasing, marine vessel leasing, trailer leasing, and mobile offshore drilling unit (MODU) leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers.

The Manager evaluates the performance of each segment based on profit or loss from operations before interest expense and certain general and administrative and operations support expenses. The segments are managed separately due to different business strategies for each operation.





               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A DELAWARE LIMITED LIABILITY COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

5.   OPERATING SEGMENTS (continued)

The following tables present a summary of the operating segments (in thousands of dollars):

                                          Marine                         Marine
                                          Container Aircraft   Railcar   Vessel     Trailer
    For the year ended December 31, 2000  Leasing   Leasing    Leasing   Leasing    Leasing     Other(1)    Total
    ------------------------------------  -------   -------    -------   -------    -------     ------      -----

    REVENUES
      Lease revenue                       $  4,113   $ 4,057   $  3,652   $ 7,645    $  3,482  $     --   $ 22,949
      Interest income and other                 --         2          6       657          --       418      1,083
      Net gain on disposition of                --        --         84     1,798       2,074        --      3,956
    equipment
                                          -------------------------------------------------------------------------
        Total revenues                       4,113     4,059      3,742    10,100       5,556       418     27,988

    COSTS AND EXPENSES
      Operations support                        18        35        609     3,731         895        38      5,326
      Depreciation and amortization          3,428     2,314      1,499     4,347       1,227        18     12,833
      Interest expense                          --        --         --        --          --     1,833      1,833
      Management fees to affiliate             206       203        241       384         198        --      1,232
      General and administrative expenses       --        12         97        81         718       864      1,772
      Provision for (recovery of) bad           --        --          1        --          (6)       --         (5)
    debts
                                          -------------------------------------------------------------------------
        Total costs and expenses             3,652     2,564      2,447     8,543       3,032     2,753     22,991
      Equity in net income (loss) of            --       (95)        --      (255)         --       174       (176)
    USPEs
                                          -------------------------------------------------------------------------
        Net income (loss)                 $    461   $ 1,400   $  1,295   $ 1,302    $   2,524  $ (2,161)  $  4,821
                                          =========================================================================

    Total assets as of December 31, 2000  $ 25,866   $ 6,388   $  9,767   $15,362    $   2,793  $ 11,507   $ 71,683
                                          =========================================================================

                                                                Marine
                                          Aircraft   Railcar    Vessel    Trailer      MODU
    For the Year Ended December 31, 1999  Leasing    Leasing    Leasing   Leasing    Leasing    Other(2)    Total
    ------------------------------------  -------    -------    -------   -------    -------    ------      -----

    REVENUES
      Lease revenue                       $ 4,057   $  3,804   $  9,501   $  3,864   $  3,560  $  1,327   $ 26,113
      Interest income and other                 38          9          5        --         --       295        347
      Net gain on disposition
        of equipment                            --         15         --         8         --        --         23
                                          -------------------------------------------------------------------------
        Total revenues                       4,095      3,828      9,506     3,872      3,560     1,622     26,483

    COSTS AND EXPENSES
      Operations support                        29        625      4,511       888         66        84      6,203
      Depreciation and amortization          2,571      1,739      6,012     1,481      1,748     1,298     14,849
      Interest expense                          --         --         --        --         --     1,833      1,833
      Management fees to affiliate             203        250        475       224        178        66      1,396
      General and administrative expenses       34         71         59       758         75       676      1,673
      Provision for bad debt expense           --         13         --        25         --        --         38
      Loss on revaluation of equipment         --         --      3,931        --         --        --      3,931
                                          -------------------------------------------------------------------------
        Total costs and expenses             2,837      2,698     14,988     3,376      2,067     3,957     29,923
                                          -------------------------------------------------------------------------
    Minority interest                           --         --         --        --       (590)       --       (590)
    Equity in net income (loss) of USPEs     1,836         --       (281)       --        206        --      1,761
                                          -------------------------------------------------------------------------
    Net income (loss) before cumulative
    effect
        of accounting change                 3,094      1,130     (5,763)      496      1,109    (2,335)    (2,269)
    Cumulative effect of accounting             --         --         --        --         --      (132)      (132)
    change
                                          -------------------------------------------------------------------------
        Net income (loss)                 $  3,094   $  1,130   $ (5,763) $    496   $  1,109  $ (2,467)  $ (2,401)
                                          =========================================================================

    Total assets as of December 31, 1999  $ 10,952   $ 11,339   $ 27,407  $  9,513   $     --  $ 21,322   $ 80,533
                                          =========================================================================

(1) Includes interest income and costs not identifiable to a particular segment, such as, interest expense, and certain amortization, general and administrative, and operations support expenses. Also includes gain from the sale from an investment in an entity that owned a mobile offshore drilling unit.

(2) Includes interest income and costs not identifiable to a particular segment, such as interest expense, and certain amortization, general and administrative expenses, and operations support expenses. Also includes the lease revenue of $1.3 million, depreciation expense of $1.3 million, and management fee of $0.1 million for marine containers.





               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A DELAWARE LIMITED LIABILITY COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2000

5.       OPERATING SEGMENTS (continued)

                                                                Marine
                                          Aircraft   Railcar    Vessel    Trailer     MODU
    For the Year Ended December 31, 1998  Leasing    Leasing    Leasing   Leasing    Leasing    Other(3)    Total
    ------------------------------------  -------    -------    -------   -------    -------    ------      -----

    REVENUES
      Lease revenue                        $ 4,567   $  3,958   $  8,684  $  3,894   $  4,046  $     --   $ 25,149
      Interest income and other                 13         19         13        --         --       348        393
      Net gain on disposition
        of equipment                         2,710         40         --         9         --        --      2,759
                                          -------------------------------------------------------------------------
        Total revenues                       7,290      4,017      8,697     3,903      4,046       348     28,301

    EXPENSES
      Operations support                        42        634      2,890       631        110        84      4,391
      Depreciation and amortization          4,624      2,018      5,490     1,738      2,798       106     16,774
      Interest expense                          --         --         --        --         --     1,833      1,833
      Management fee                           213        263        434       256        202        --      1,368
      General and administrative expenses       67         63        121       805         47       578      1,681
      Provision for (recovery of) bad            2        (36)        --        11         --        --        (23)
    debt
                                          -------------------------------------------------------------------------
        Total costs and expenses             4,948      2,942      8,935     3,441      3,157     2,601     26,024
                                          -------------------------------------------------------------------------
    Minority interest                           --         --         --        --       (351)       --       (351)
    Equity in net income (loss) of USPEs     3,834         --     (1,444)       --         --        --      2,390
                                          -------------------------------------------------------------------------
    Net income (loss)                      $ 6,176   $  1,075   $ (1,682) $    462   $    538  $ (2,253)  $  4,316
                                          =========================================================================

    Total assets as of December 31, 1998   $ 20,387  $ 13,109   $ 37,916  $  8,682   $ 14,392  $  5,149   $ 99,635
                                          =========================================================================

(3)Includes interest income and costs not identifiable to a particular  segment,
   such  as,   interest   expense,   and  certain   amortization,   general  and
   administrative, and operations support expenses.


6.   GEOGRAPHIC INFORMATION

The Fund owns certain equipment, which is leased and operated internationally. A limited number of the Fund's transactions are denominated in a foreign currency. Gains or losses resulting from foreign currency transactions are included in the results of operations and are not material.

The Fund leases aircraft, railcars and trailers to lessees domiciled in four geographic regions: United States, South America, Canada, and Europe. The marine vessels, mobile offshore drilling unit and marine containers were leased to multiple lessees in different regions who operated the equipment worldwide.

The following table sets forth lease revenue information by region for the owned equipment and investments in USPEs for the years ended December 31, are as follows (in thousands of dollars):

                                              Owned Equipment                      Investments in USPEs
                                     -------------------------------------    ------------------------------------

                 Region                 2000         1999        1998           2000         1999        1998
       ----------------------------  -------------------------------------    ------------------------------------
       United States                  $   5,081   $    6,187  $    6,172      $   2,124   $    2,123  $    1,783
       South America                      4,057        4,057       4,567             --           --          --
       Canada                             2,053        1,480       1,680             --           --         945
       Europe                                --           --          --             --           --       1,560
       Rest of the world                 11,758       14,389      12,730            625        1,001         912
                                      -------------------------------------   ------------------------------------
           Lease revenues             $  22,949   $   26,113  $   25,149      $   2,749   $    3,124  $    5,200
                                      =====================================   ====================================






               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A DELAWARE LIMITED LIABILITY COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2000

6.   GEOGRAPHIC INFORMATION (continued)

The following table sets forth income (loss) information by region for owned equipment and investments in USPEs for the years ended December 31, are as follows (in thousands of dollars):

                                              Owned Equipment                      Investments in USPEs
                                    -------------------------------------    --------------------------------------

                 Region                 2000         1999        1998           2000         1999        1998
       ----------------------------  -------------------------------------    -------------------------------------
       United States                  $   2,949   $    1,150  $    1,070       $   (101)  $   (1,317) $   (3,037)
       South America                      1,496        1,258       2,342             --           --          --
       Canada                               867          476         466              6           22       6,718
       Europe                                --           --          --             --        3,131         153
       Rest of the world                  2,018       (4,598)        300            (81)         (75)     (1,444)
                                      -------------------------------------   -------------------------------------
         Regional income                  7,330       (1,714)      4,178           (176)       1,761       2,390
       Administrative and other          (2,333)      (2,448)     (2,252)            --           --          --
                                      -------------------------------------   -------------------------------------
         Net income (loss)            $   4,997   $   (4,162) $    1,926       $   (176)  $    1,761  $    2,390
                                      =====================================   =====================================

The net book value of owned assets and the net investment in the unconsolidated special-purpose entities at December 31, are as follows (in thousands of dollars):

                                              Owned Equipment                      Investments in USPEs
                                    -------------------------------------  --------------------------------------

                 Region                 2000         1999        1998           2000         1999        1998
       ----------------------------  -------------------------------------   -------------------------------------
       United States                 $    7,290  $   14,432   $  15,751       $  4,455   $    6,559  $    9,782
       South America                      1,543       3,857       6,429             --           --          --
       Canada                             4,782       5,450       6,040             --          136         248
       Europe                                --          --          --             --           --       3,929
       Rest of the world                 38,309      34,787      50,056            659        1,022       1,265
                                     -------------------------------------   -------------------------------------
           Net book value            $   51,924  $   58,526   $  78,276       $  5,114   $    7,717  $   15,224
                                     =====================================   =====================================

7.   NOTE PAYABLE

In December 1996, the Fund entered into an agreement to issue a $25.0 million long-term note to an institutional investor. The loan was funded in March 1997. The note bears interest at a fixed rate of 7.33% per annum and has a maturity in 2006. Interest on the note is payable semi-annually. The note will be repaid in five principal payments of $3.0 million on December 31, 2000, 2001, 2002, 2003, and 2004 and two principal payments of $5.0 million on December 31, 2005, and 2006. The agreement requires the Fund to maintain certain financial covenants. The Fund made the regularly scheduled principal payment and semiannual interest payments to the lender of the note during 2000.

The Manager estimates, based on recent transactions, that the fair value of the $22.0 million fixed-rate note is $21.2 million.

The Fund's warehouse  facility,  which was shared with PLM Equipment Growth Fund
VI. PLM Equipment Growth & Income Fund VII, and TEC Acquisub, Inc., an indirect wholly-owned subsidiary of the Manager, expired on September 30, 2000. The Manager is currently negotiating with a new lender for a $15.0 million warehouse credit facility with similar terms as the facility that expired. The Manager believes the facility will be completed during the first half of 2001.







               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A DELAWARE LIMITED LIABILITY COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2000

8.   CONCENTRATIONS OF CREDIT RISK

The Fund's only customer that accounted for 10% or more of the total consolidated revenues for the owned equipment and partially owned equipment during 2000 was Varig South America (13%). No single lessee accounted for more than 10% of the consolidated revenues for the years ended December 31, 1999 or 1998. In 1999, however, Casino Express Air purchased the Fund's 33% interest in two trusts that owned a total of three Boeing 737-200A stage II commercial aircraft, two stage II aircraft engines, and a portfolio of aircraft rotables and the gain from the sale accounted for 10% of total consolidated revenues from wholly and partially owned equipment. In 1998, Triton Aviation Services, Ltd. purchased three commercial aircraft from the Fund and the gain from the sale accounted for 23% of total consolidated revenues from wholly and partially owned equipment.

As of December 31, 2000 and 1999, the Manager believes the Fund had no significant concentrations of credit risk that could have a material adverse effect on the Fund.

9.   INCOME TAXES

The Fund is not subject to income taxes, as any income or loss is included in the tax returns of the individual partners. Accordingly, no provision for income taxes has been made in the financial statements of the Fund.

As of  December  31,  2000,  the  federal  income tax basis were higher than the financial  statement  carrying  values of  certain  assets  and  liabilities  by approximately $26.4 million, primarily due to differences in depreciation methods, equipment reserves, provisions for bad debts, lessee's prepaid deposits, and the tax treatment of syndication costs.

10.  CUMULATIVE EFFECT OF ACCOUNTING CHANGE

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," which requires costs related to start-up activities to be expensed as incurred. The statement requires that initial application be reported as a cumulative effect of a change in accounting principle. The Fund adopted this statement during the first quarter of 1999, at which time it took a $0.1 million charge, related to start-up costs of Fund. This charge had the effect of reducing net income per weighted-average Class A unit by $0.03 for the year ended December 31, 1999.

11.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the year ended December 31, 2000 (in thousands of dollars, except weighted-average unit amounts):

                                    March             June            September         December
                                     31,               30,               30,               31,              Total
                               -----------------------------------------------------------------------------------------

    Operating results:
      Total revenues           $       5,936   $         5,906   $         7,976   $         8,170   $        27,988
      Net income                         223               304             1,716             2,578             4,821

    Per weighted-average Class A unit:

        Net income (loss)      $       (0.04)  $         (0.03)  $          0.31   $          0.38   $          0.62





               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A DELAWARE LIMITED LIABILITY COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2000

11.  QUARTERLY RESULTS OF OPERATIONS (unaudited) (continued)

The following is a summary of the quarterly results of operations for the year ended December 31, 1999 (in thousands of dollars, except weighted-average unit amounts):

                                     March             June            September         December
                                      31,               30,               30,               31,              Total
                                -----------------------------------------------------------------------------------------

    Operating results:
      Total revenues             $     6,722   $         6,658   $         6,987   $         6,116   $        26,483
      Net income (loss)                2,670              (268)             (614)           (4,189)           (2,401)

    Per weighted-average Class A unit:

        Net income (loss)        $      0.47   $         (0.14)  $         (0.21)  $         (0.93)  $         (0.81)

12.  SUBSEQUENT EVENTS

Trans World Airlines (TWA), a current lessee, filed for bankruptcy protection under Chapter 11 in January 2001. As of February 28, 2001, TWA had unpaid lease payments to the Fund outstanding totaling $0.5 million. American Airlines (AA) has proposed an acquisition of TWA that is being reviewed by the United States Justice Department. The Manager has not accepted an offer from AA to extend the leases 84 months at a significantly reduced monthly rental rate. The Manager has accepted an offer from AA to extend the existing leases up to 84 months contingent upon the AA's acquisition of TWA at a significantly reduced monthly rate.

During February 2001, the Fund sold a marine vessel with a net book value of $3.2 million for $4.3 million which was held for sale at December 31, 2000.

In February 2001, PLM International, the parent of the Manager, announced that MILPI Acquisition Corp. (MILPI) completed its cash tender offer for the outstanding common stock of PLM International. To date, MILPI has acquired 83% of the common shares outstanding. MILPI will complete its acquisition of PLM International by effecting a merger of PLM International into MILPI under Delaware law. The merger is expected to be completed after MILPI obtains approval of the merger by PLM International's shareholders pursuant to a special shareholders' meeting which is expected to be held during the first half of 2001.






               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.

                                INDEX OF EXHIBITS


  Exhibit                                                                Page

    4.     Operating Agreement of Fund.                                   *

   10.1    Management Agreement between Fund and PLM Investment           *
           Management, Inc.

   10.2    $25.0 Million Note Agreement, dated as of December 30, 1996.   *

   24.     Powers of Attorney.                                           45-47

           Financial Statements required under Regulation S-X Rule 3-09:

   99.1    Spear Partnership.                                            48-57

   99.2    TAP Trust.                                                    58-66

   99.3    TWA Trust S/N 49183.                                          67-75

   99.4    Canadian Air Trust #2.                                        76-84

   99.5    Canadian Air Trust #3.                                        85-93








* Incorporated by reference. See page 24 of this report.