Form 10-Q
period 2001-03-31
PROFESSIONAL LEASE MANAGEMENT INCOME FUND I LLC
filed 2001-05-09
CIK 928956

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal quarter ended March 31, 2001

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

                             -----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)
                                 BALANCE SHEETS
                 (in thousands of dollars, except unit amounts)


                                                          March 31, December 31,
                                                            2001       2000
                                                          --------   --------
Assets

Equipment held for operating leases                       $ 95,159   $ 92,921
Less accumulated depreciation                              (46,933)   (44,197)
                                                          --------   --------
                                                            48,226     48,724
Equipment held for sale                                       --        3,200
                                                          --------   --------
    Net equipment                                           48,226     51,924

Cash and cash equivalents                                   14,240     11,291
Restricted cash                                                846        813
Accounts receivable, less allowance for doubtful accounts
      of $58 in 2001 and $48 in 2000                         1,839      2,283
Investment in unconsolidated special-purpose entities        4,622      5,155
Debt placement fees, less accumulated amortization
      of $74 in 2001 and $70 in 2000                           103        107
Prepaid expenses and other assets                              111        110
                                                          --------   --------
      Total assets                                        $ 69,987   $ 71,683
                                                          ========   ========

Liabilities and members' equity

Liabilities:
Accounts payable and accrued expenses                     $    834   $    555
Due to affiliates                                              954        917
Lessee deposits and reserves for repairs                     4,282      4,541
Note payable                                                22,000     22,000
                                                          --------   --------
    Total liabilities                                       28,070     28,013
                                                          --------   --------

Members' equity:
Class A members (4,971,311 units as of March 31, 2001
      and December 31, 2000)                                41,917     43,670
Class B member                                                --         --
                                                          --------   --------
    Total members' equity                                   41,917     43,670
                                                          --------   --------

       Total liabilities and members' equity              $ 69,987   $ 71,683
                                                          ========   ========

                 See accompanying notes to financial statements.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)
                              STATEMENTS OF INCOME
         (in thousands of dollars, except weighted-average unit amounts)
                                                               For the Three Months
                                                                  Ended March 31,
                                                                  2001      2000
                                                                ------------------
Revenues

Lease revenue                                                   $ 4,527    $ 5,789
Interest and other income                                           204        147
Net gain on disposition of equipment                                977       --
                                                                -------    -------
    Total revenues                                                5,708      5,936
                                                                -------    -------
Expenses

Depreciation and amortization                                     2,752      2,901
Repairs and maintenance                                             586        627
Equipment operating expenses                                        514        759
Interest expense                                                    403        463
Insurance expense                                                   197         83
Management fees to affiliate                                        240        312
General and administrative expenses to affiliates                   210        258
Other general and administrative expenses                           251        218
                                                                -------    -------
    Total expenses                                                5,153      5,621
                                                                -------    -------
Equity in net loss of unconsolidated special-purpose entities        (2)       (92)
                                                                -------    -------
      Net income                                                $   553    $   223
                                                                =======    =======
Members' share of net income (loss)

Class A members                                                 $   114    $  (216)
Class B member                                                      439        439
                                                                -------    -------
       Total                                                    $   553    $   223
                                                                =======    =======

Net income (loss) per weighted-average Class A unit             $  0.02    $ (0.04)
                                                                =======    =======
Cash distributions                                              $ 2,306    $ 2,785
                                                                =======    =======
Cash distributions per weighted-average Class A units           $  0.38    $  0.47
                                                                =======    =======

                 See accompanying notes to financial statements.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)
                  STATEMENTS OF CHANGES IN MEMBERS' EQUITY For
               the period from December 31, 1999 to March 31, 2001
                            (in thousands of dollars)



                                            Class A     Class B      Total
                                            --------------------------------

  Members' equity as of December 31, 1999   $ 50,598    $   --      $ 50,598

Net income                                     3,066       1,755       4,821

Purchase of Class A units                        (48)       --           (48)

Cash distribution                             (9,946)     (1,755)    (11,701)
                                            --------    --------    --------

  Members' equity as of December 31, 2000     43,670        --        43,670

Net income                                       114         439         553

Cash distribution                             (1,867)       (439)     (2,306)
                                            --------    --------    --------

  Members' equity as of March 31, 2001      $ 41,917    $   --      $ 41,917
                                            ========    ========    ========

                 See accompanying notes to financial statements.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)
                            STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)


                                                            For the Three Months
                                                              Ended March 31,
                                                             2001        2000
                                                           --------------------
Operating activities

Net income                                                 $    553    $    223
Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
  Depreciation and amortization                               2,752       2,901
  Net gain on disposition of equipment                         (977)       --
  Equity in net loss of unconsolidated
        special-purpose entities                                  2          92
  Changes in operating assets and liabilities:
    Restricted cash                                             (33)       (253)
    Accounts receivable, net                                    444          86
    Prepaid expenses and other assets                            (1)         27
    Accounts payable and accrued expenses                       279         891
    Due to affiliates                                            37          62
    Lessee deposits and reserves for repairs                   (259)        358
                                                           --------    --------
        Net cash provided by operating activities             2,797       4,387
                                                           --------    --------

Investing activities

Payments for purchase of equipment and capitalized
      improvements                                           (2,261)     (5,605)
Proceeds from disposition of equipment                        4,188        --
Distributions from unconsolidated special-purpose
      entities                                                  531         562
                                                           --------    --------
      Net cash provided by (used in) investing activities     2,458      (5,043)
                                                           --------    --------

Financing activities

Cash distributions to Class A members                        (1,867)     (2,346)
Cash distributions to Class B Member                           (439)       (439)
Purchase of Class A units                                      --           (48)
                                                           --------    --------
      Net cash used in financing activities                  (2,306)     (2,833)
                                                           --------    --------

Net increase (decrease) in cash and cash equivalents          2,949      (3,489)
Cash and cash equivalents at beginning of period             11,291      11,597
                                                           --------    --------
Cash and cash equivalents at end of period                 $ 14,240    $  8,108
                                                           ========    ========

Supplemental information
Interest paid                                              $   --      $   --
                                                           ========    ========

                See accompanying notes to financial statements.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2001


1.   Opinion of Management

     In the opinion of the management of PLM Financial Services, Inc. (FSI or the Manager), the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of Professional Lease Management Income Fund I, L.L.C. (the Fund) as of March 31, 2001 and December 31, 2000, the statements of income for the three months ended March 31, 2001 and 2000, the statements of changes in members' equity for the period from December 31, 1999 to March 31, 2001, and the statements of cash flows for the three months ended March 31, 2001 and 2000. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Fund's Annual Report on Form 10-K for the year ended December 31, 2000, on file at the Securities and Exchange Commission.

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

3.   Cash Distributions

     Cash distributions are recorded when paid and may include amounts in excess of net income that are considered to represent a return of capital. For the three months ended March 31, 2001 and 2000, cash distributions totaled $2.3 million and $2.8 million, respectively. Cash distributions to the Class A unitholders of $1.8 million and $2.3 million for the three months ended March 31, 2001 and 2000, respectively, were deemed to be a return of capital.

     Cash distributions related to the results from the first quarter of 2001, of $0.8 million, will be paid during the second quarter of 2001.

4.   Transactions with Manager and Affiliates

     The balance due to affiliates as of March 31, 2001 and December 31, 2000, included $0.2 million due to FSI and its affiliates for management fees and $0.7 million due to affiliated unconsolidated special-purpose entities (USPEs).

     The Fund's proportional share of USPE-affiliated management fees payable was $40,000 and $20,000 as of March 31, 2001 and December 31, 2000,
     respectively.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2001

4.   Transactions with Manager and Affiliates (continued)

     The Fund's proportional share of the expenses incurred by the USPEs during 2001 and 2000 is listed in the following table (in thousands of dollars):

                                                       For the Three Months
                                                          Ended March 31,
                                                        2001           2000
                                                     --------------------------

    Management fees                                  $      37      $     35
    Data processing and administrative
       expenses                                             19            12

5.   Equipment

     Owned equipment held for operating leases is stated at cost. Equipment held for sale is stated at the lower of the equipment's depreciated cost or fair value, less cost to sell, and is subject to a pending contract for sale.
     The components of owned equipment were as follows (in thousands of dollars):

                                          March 31,            December 31,
                                            2001                   2000
                                       ---------------------------------------

  Marine containers                     $   31,413             $    29,160
  Aircraft                                  20,605                  20,605
  Railcars                                  19,505                  19,520
  Marine vessels                            17,000                  17,000
  Trailers                                   6,636                   6,636
                                       ---------------------------------------
                                            95,159                  92,921
  Less accumulated depreciation            (46,933)                (44,197)
                                       ---------------------------------------
                                            48,226                  48,724
  Equipment held for sale                       --                   3,200
                                       ---------------------------------------
        Net equipment                   $   48,226             $    51,924
                                       =======================================

     As of March 31, 2001, all owned equipment in the Fund's portfolio was on lease, except for 61 railcars with a carrying value of $0.6 million. As of December 31, 2000, all owned equipment in the Fund portfolio was on lease except for 66 railcars with a net book value of $0.7 million.

     During the three months ended March 31, 2001, the Fund purchased 860 marine containers for a total cost of $2.3 million. During the three months ended March 31, 2000, the Fund purchased 2,445 marine containers and ten trailers for a total cost of $5.6 million.

     During the three months ended March 31, 2001, the Fund disposed of a marine vessel that was held for sale at December 31, 2000, a marine container and railcars for an aggregate net book value of $3.2 million for aggregate proceeds of $4.2 million. During the three months ended March 31, 2000, the Fund did not dispose of any owned equipment.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2001

6.   Investments in Unconsolidated Special-Purpose Entities

     The net investments in USPEs included the following jointly-owned equipment (and related assets and liabilities) (in thousands of dollars):

                                                                              March 31,              December 31,
                                                                                 2001                    2000
                                                                          ---------------------------------------------
     50% interest in a trust owning an MD-82 stage III commercial
               aircraft                                                    $         3,320        $            3,534
     50% interest in an entity owning a container feeder vessel                        706                       700
     50% interest in a trust owning an MD-82 stage III commercial
               aircraft                                                                596                       921
                                                                          ---------------------------------------------
         Net investments                                                   $         4,622        $            5,155
                                                                          =============================================

     As of March 31, 2001 and December 31, 2000, all jointly-owned equipment in the Fund's USPE portfolio was on lease.

7.   Operating Segments

     The Fund  operates  in five  different  segments:  marine  vessel  leasing, aircraft  leasing,  railcar  leasing,  trailer leasing and marine container leasing.  Each equipment  leasing segment engages in short-term to mid-term operating leases to a variety of customers.  The following tables present a summary of the operating segments (in thousands of dollars):
                                            Marine                                    Marine
                                            Vessel    Aircraft   Railcar   Trailer    Container   All
    For the quarter ended March 31, 2001   Leasing    Leasing    Leasing   Leasing    Leasing    Other1      Total
    ------------------------------------   -------    -------    -------   -------    -------    ------      -----
    Revenues
      Lease revenue                        $ 1,023   $  1,014   $    835  $    261   $  1,394  $     --   $  4,527
      Interest income and other                 --         --         --        --         --       204        204
      Net gain on disposition of               965         --         11        --          1        --        977
    equipment
                                          -------------------------------------------------------------------------
        Total revenues                       1,988      1,014        846       261      1,395       204      5,708

    Costs and expenses
      Operations support                       948          8        160       102         19        60      1,297
      Depreciation and amortization            444        579        323       100      1,302         4      2,752
      Interest expense                          --         --         --        --         --       403        403
      Management fees to affiliate              51         51         56        13         69        --        240
      General and administrative expenses       26          6         15        30          9       375        461
                                          -------------------------------------------------------------------------
        Total costs and expenses             1,469        644        554       245      1,399       842      5,153
                                          -------------------------------------------------------------------------
    Equity in net income (loss) of USPEs       (45)        43         --        --         --        --         (2)
                                          -------------------------------------------------------------------------
        Net income (loss)                  $   474   $    413   $    292  $     16   $     (4) $   (638)  $    553
                                          =========================================================================

    Total assets as of March 31, 2001      $11,187   $  5,281   $  9,411  $  2,633   $ 27,021  $ 14,454   $ 69,987
                                          =========================================================================

     -------------------------------------
     1 Includes interest income and costs not identifiable to a particular segment, such as amortization expense, interest expense and certain operations support and general and administrative expenses.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2001

7.   Operating Segments (continued)

                                           Marine                                     Marine
                                           Vessel   Aircraft    Railcar   Trailer    Container   All
    For the quarter ended March 31, 2000  Leasing    Leasing    Leasing   Leasing    Leasing    Other1      Total
    ------------------------------------  -------    -------    -------   -------    -------    ------      -----
    Revenues
      Lease revenue                        $ 2,212   $  1,014   $    966  $  1,030   $    567  $     --   $  5,789
      Interest income and other                  1          2         --        --         --       144        147
                                          -------------------------------------------------------------------------
        Total revenues                       2,213      1,016        966     1,030        567       144      5,936

    Costs and expenses
      Operations support                     1,118          9        115       215          2        10      1,469
      Depreciation and amortization          1,155        579        376       369        417         5      2,901
      Interest expense                          --         --         --        --         --       463        463
      Management fees to affiliate             110         51         63        60         28        --        312
      General and administrative expenses       13          2         26       231         --       204        476
                                          -------------------------------------------------------------------------
        Total costs and expenses             2,396        641        580       875        447       682      5,621
                                          -------------------------------------------------------------------------
    Equity in net loss of USPEs                (64)       (23)        --        --         --        (5)       (92)
                                          -------------------------------------------------------------------------
        Net income (loss)                  $  (247)  $    352   $    386  $    155   $    120  $   (543)  $    223
                                          =========================================================================

    Total assets as of March 31, 2000      $26,079   $  9,771   $ 10,920  $  9,342   $ 13,611  $  9,511   $ 79,234
                                          =========================================================================

8.   Net Income (Loss) Per Weighted-Average Class A Unit

     Net income (loss) per weighted-average Class A unit was computed by dividing net income (loss) attributable to Class A members by the weighted-average number of Class A units deemed outstanding during the period. The weighted-average number of Class A units deemed outstanding during the three months ended March 31, 2001 and 2000 was 4,971,311 units.

9.   Subsequent Event

     During April 2001, the Manager entered into a joint $15.0 million credit facility on behalf of the Fund, PLM Equipment Growth Fund VI (EGF VI), PLM Equipment Growth and Income Fund VII (EGF VII), and Acquisub LLC (ACQ), a wholly owned subsidiary of PLM International which is the parent company of FSI. The facility provides interim financing of up to 100% of the aggregate book value of eligible equipment owned by the Fund, as defined in the credit agreement. The Fund, EGF VI, EGF VII, and ACQ collectively may borrow up to $15.0 million of this facility. Outstanding borrowings by one borrower reduce the amount available to each of the other borrowers under the facility. Individual borrowings may be outstanding for no more than 270 days, with all advances due no later than April 12, 2002. Interest accrues at either the prime rate or adjusted LIBOR plus 2.0% at the borrower's option and is set at the time of an advance of funds. Borrowings by the Fund are guaranteed by PLM International.


     -------------------------------------
     1 Includes certain interest income and costs not identifiable to a particular segment, such as amortization expense, interest expense and certain operations support and general and administrative expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)  RESULTS OF OPERATIONS

Comparison of the Professional Lease Management Income Fund I, L.L.C.'s (the Fund's) Operating Results for the Three Months Ended March 31, 2001 and 2000

(A)   Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment decreased during the first quarter of 2001, compared to the same quarter of 2000. Gains or losses from the sale of equipment, interest and other income and certain expenses such as depreciation and amortization and general and administrative expenses relating to the operating segments (see Note 7 to the unaudited financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                                           For the Three Months
                                              Ended March 31,
                                           2001             2000
                                        ----------------------------

  Marine containers                     $  1,375          $   565
  Aircraft                                 1,006            1,005
  Railcars                                   675              851
  Trailers                                   159              815
  Marine vessels                              75            1,094

Marine containers: Marine container lease revenues and direct expenses were $1.4 million and $19,000, respectively, for the first quarter of 2001, compared to $0.6 million and $0, respectively, during the same quarter of 2000. Marine container contribution increased due to the purchase of marine containers in 2000 and the first quarter of 2001.

Aircraft: Aircraft lease revenues and direct expenses were $1.0 million and $8,000, respectively, for the first quarter of 2001, compared to $1.0 million and $9,000, respectively, during the same quarter of 2000. Aircraft contribution was nearly unchanged due to the stability of the aircraft fleet.

Railcars: Railcar lease revenues and direct expenses were $0.8 million and $0.2 million, respectively, for the first quarter of 2001, compared to $1.0 million and $0.1 million, respectively, during the same quarter of 2000. Lease revenue decreased due to a group of railcars being off lease in the first quarter of 2001 that were on lease in the first quarter of 2000. Expenses increased due to running repairs required on certain of the railcars during the first quarter of 2001, that were not needed during the same period in 2000.

Trailers: Trailer lease revenues and direct expenses were $0.3 million and $0.1 million, respectively, for the first quarter of 2001, compared to $1.0 million and $0.2 million, respectively, during the same quarter of 2000. Lease revenue decreased $0.6 million in the first quarter of 2001 compared to the same period in 2000 due to the sale of 39% of the Fund's trailers during 2000. In addition, lease revenue decreased $0.1 million due to lower utilization on the remaining trailer fleet. Expenses decreased in the first quarter of 2001 compared to the same period in 2000 due to the sale of the Fund's trailers during 2000.

Marine vessels: Marine vessel lease revenues and direct expenses were $1.0 million and $0.9 million, respectively, for the first quarter of 2001, compared to $2.2 million and $1.1 million, respectively, during the same quarter of 2000. Lease revenue decreased $1.2 million in the first quarter of 2001 compared to the same period in 2000 due to the sale of a total of three marine vessels in 2000 and the first quarter of 2001. Direct expenses decreased $0.3 million due to the sale of a total of three marine vessels in 2000 and the first quarter of 2001. This decrease was offset, in part, a $0.1 million increase in operating expenses for one of the Fund's marine vessels in the first quarter of 2001 compared to the same period in 2000.

(B)   Interest and Other Income

Interest and other income increased $0.1 million due to higher average cash balances in the first quarter of 2001, compared to the same period in 2000.

(C)   Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $3.9 million for the quarter ended March 31, 2001 decreased from $4.2 million for the same period in 2000.

     (i) A $0.1 million decrease in depreciation and amortization expenses from 2000 levels resulted from a $0.1 million decrease due to the use of the double-declining balance depreciation method which results in greater depreciation the first years an asset is owned and a decrease of $0.9 million resulting from the sale of equipment. These decreases were partially offset by an increase of $0.9 million in depreciation expense from the purchase of equipment during 2000 and the first quarter of 2001.

     (ii)A $0.1 million decrease in management fees to affiliate was due to lower lease revenues on owned equipment in 2001 compared to 2000.

     (iii) A $0.1 million decrease in interest expense was due to lower average borrowings outstanding during the quarter ended March 31, 2001, compared to the same period in 2000. In December 2000, the Fund paid the first annual principal payment of $3.0 million of the outstanding debt.

     (iv)A $15,000 decrease in general and administrative expenses during the three months ended March 31, 2001 was due to lower costs of $0.1 million resulting from the sale of the Fund's trailers during 2000 compared to the same period of 2000 offset, in part, by an increase of $0.1 million resulting from allocations by the Manager due to severance costs related to staff reductions.

(D)  Net Gain on Disposition of Owned Equipment

Net gain on disposition of equipment for the first quarter of 2001 totaled $1.0 million which resulted from the sale or disposition of a marine vessel, a marine container and railcars with an aggregate net book value of $3.2 million, for proceeds of $4.2 million. There were no dispositions of equipment in the first quarter of 2000.

(E)   Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars).

                                                       For the Three Months
                                                          Ended March 31,
                                                       2001             2000
                                                    ----------------------------

  Aircraft                                          $     43            $ (23)
  Marine vessel                                          (45)             (64)
  Other                                                   --               (5)
                                                    ----------------------------
         Equity in net loss of USPEs                $     (2)           $ (92)
                                                    ============================

Aircraft: As of March 31, 2001 and 2000, the Fund owned interests in two trusts that each owns a commercial aircraft. During the first quarter of 2001 and 2000, aircraft lease revenues were $0.5 million offset by expenses of $0.5 million.

Marine vessel: As of March 31, 2001 and 2000, the Fund had an interest in an entity that owns a marine vessel. Marine vessel revenues and expenses were $0.2 million and $0.2 million, respectively, for the first quarter of 2001 and 2000.

(F)  Net Income

As a result of the foregoing, the Fund had net income of $0.6 million for the first quarter of 2001, compared to net income of $0.2 million during the same period of 2000. The Fund's ability to acquire, operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Fund's performance in the first quarter of 2001 is not necessarily indicative of future periods. In the first quarter of 2001, the Fund distributed $1.9 million to Class A members, or $0.38 per weighted-average Class A unit.

(II)  FINANCIAL CONDITION -- CAPITAL RESOURCES AND LIQUIDITY

For the three months ended March 31, 2001, the Fund generated operating cash of $3.3 million (net cash provided by operating activities, plus non-liquidating distributions from USPEs) to meet its operating obligations and make distributions (total of $2.3 million for three months ended March 31, 2001) to the partners.

During the three months ended March 31, 2001, the Fund purchased 860 marine containers for a total cost of $2.3 million.

During the three months ended March 31, 2001, the Fund disposed of a marine vessel, a marine container and railcars for an aggregate net book value of $3.2 million for aggregate proceeds of $4.2 million.

Accounts receivable decreased $0.4 million during the three months ended March 31, 2001 due to the timing of cash receipts.

Investments in USPEs decreased $0.5 million primarily due to cash distributions to the Fund from USPEs in the three months ended March 31, 2001.

Accounts payable increased $0.3 million during the three months ended March 31, 2001 compared to December 31, 2000 due to the $0.4 million accrual of interest expense for the Fund's outstanding note which is paid semi annually offset, in part, by a decrease of $0.1 million in trade accounts payable resulting from the timing of payments of invoices to the vendors.

Lessee deposits and reserve for repairs decreased $0.3 million during the three months ended March 31, 2001. Marine vessel dry-docking reserves decreased $0.4 million due to the payment of dry docking expenses. This decrease was offset, in part, by an increase of $0.1 million in reserves for aircraft engine repairs due to additional lessee payments.

During April 2001, the Manager entered into a joint $15.0 million credit facility on behalf of the Fund, PLM Equipment Growth VI (EGF VI), PLM Equipment Growth & Income Fund VII (EGF VII), and Acquisub LLC (ACQ), a wholly owned subsidiary of PLM International which is the parent company of FSI. The facility provides interim financing of up to 100% of the aggregate book value of eligible equipment owned by the Fund, as defined in the credit agreement. The Fund, EGF VI, EGF VII, and ACQ collectively may borrow up to $15.0 million of this facility. Outstanding borrowings by one borrower reduce the amount available to each of the other borrowers under the facility. Individual borrowings may be outstanding for no more than 270 days, with all advances due no later than April 12, 2002. Interest accrues at either the prime rate or adjusted LIBOR plus 2.0% at the borrower's option and is set at the time of an advance of funds. Borrowings by the Fund are guaranteed by PLM International.

(III)    OUTLOOK FOR THE FUTURE

Several factors may affect the Fund's operating performance in the remainder of 2001 and beyond, including changes in the markets for the Fund's equipment and changes in the regulatory environment in which the equipment operates.

The Fund's operation of a diversified equipment portfolio in a broad base of markets is intended to reduce its exposure to volatility in individual equipment sectors.

Other factors affecting the Fund's contribution in the remainder of 2001 and beyond include:

1. Marine vessel freight rates are dependent upon the overall condition of the international economy. Freight rates earned by the Fund's marine vessels began to increase during the later half of 2000 and would be expected to continue to show improvement, in the absence of new additional orders, would be expected to continue and stabilize over the next one to two years.

2. Railcar loadings in North America for the first quarter of 2001 were below those of 2000. This decrease has led to lower utilization and lower contribution to the Fund as existing leases expire and renewal leases are negotiated.

3. The cost of new marine containers have been at historic lows for the past several years which has caused downward pressure on per diem lease rates for this type of equipment. Although, there was some upward pressure on container prices during the fourth quarter of 2000, this trend was reversed during the first quarter of 2001.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Fund's primary market risk exposure is that of currency devaluation risk. During the three months ended March 31, 2001, 75% of the Fund's total lease revenues from wholly-and partially-owned equipment came from non-United States domiciled lessees. Most of the leases require payment in United States (U.S.) currency. If these lessee's currency devalues against the U.S. dollar, the lessees could encounter difficulty in making the U.S. dollar denominated lease payment.

                          PART II -- OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

10.1 Warehousing Credit Agreement among PLM International, Inc., PLM Equipment Growth Fund VI, PLM Equipment Growth & Income Fund VII, Professional Lease Management Income Fund I, LLC., and Imperial Bank and PFF Bank and trust dated April 13, 2001.

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


                                            PROFESSIONAL LEASE MANAGEMENT
                                            INCOME FUND I, L.L.C.
                                            By: PLM Financial Services, Inc.
                                                Manager




Date: May 7, 2001                           By:
                                                -------------------------------
                                                Richard K Brock
                                                Chief Financial Officer

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


                                            PROFESSIONAL LEASE MANAGEMENT
                                            INCOME FUND I, L.L.C.
                                            By: PLM Financial Services, Inc.
                                                Manager




Date: May 7, 2001                           By: /s/ Richard K Brock
                                                -------------------------------
                                                Richard K Brock
                                                Chief Financial Officer