Form 10-Q
period 2001-06-30
PROFESSIONAL LEASE MANAGEMENT INCOME FUND I LLC
filed 2001-08-13
CIK 928956

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------
                                    FORM 10-Q


     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended June 30, 2001

     [-]  Transition  Report  Pursuant to Section 13 or 15(d) of the  Securities
          Exchange Act of 1934 For the transition period from      to

                         Commission file number 0-28376
                             -----------------------



               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
             (Exact name of registrant as specified in its charter)


                   Delaware                                   94-3209289
        (State or other jurisdiction of                    (I.R.S. Employer
        incorporation or organization)                    Identification No.)

       120 Montgomery Street, Suite 1350
               San Francisco, CA                                 94104
   (Address of principal executive offices)                   (Zip code)


       Registrant's telephone number, including area code: (415) 445-3201
                             -----------------------

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
                                 BALANCE SHEETS
                 (in thousands of dollars, except unit amounts)


                                                                               June 30,         December 31,
                                                                                 2001                2000
                                                                           ------------------------------------
ASSETS

Equipment held for operating lease                                           $   95,116          $   92,921
Less accumulated depreciation                                                   (49,464)            (44,197)
                                                                           ------------------------------------
                                                                                 45,652              48,724
Equipment held for sale                                                              --               3,200
                                                                           ------------------------------------
    Net equipment                                                                45,652              51,924

Cash and cash equivalents                                                        16,785              11,291
Restricted cash                                                                     879                 813
Accounts receivable, less allowance for doubtful accounts
      of $45 in 2001 and $48 in 2000                                              2,096               2,283
Investment in unconsolidated special-purpose entities                             3,625               5,155
Deferred charges, less accumulated amortization
      of $79  in 2001 and $70 in 2000                                                98                 107
Prepaid expenses and other assets                                                    72                 110
                                                                           ------------------------------------

      Total assets                                                           $   69,207          $   71,683
                                                                           ====================================

LIABILITIES AND MEMBERS' EQUITY

Liabilities:
Accounts payable and accrued expenses                                        $      698          $      555
Due to affiliates                                                                   198                 917
Lessee deposits and reserves for repairs                                          4,610               4,541
Note payable                                                                     22,000              22,000
                                                                           ------------------------------------
    Total liabilities                                                            27,506              28,013
                                                                           ------------------------------------

Members' equity:
Class A members (4,971,311 units as of June 30, 2001
      and December 31, 2000)                                                     41,701              43,670
Class B member                                                                       --                  --
                                                                           ------------------------------------
    Total members' equity                                                        41,701              43,670
                                                                           ------------------------------------

       Total liabilities and members' equity                                 $   69,207          $   71,683
                                                                           ====================================













                 See accompanying notes to financial statements.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)
                              STATEMENTS OF INCOME
         (in thousands of dollars, except weighted-average unit amounts)

                                                         For the Three Months               For the Six Months
                                                            Ended June 30,                    Ended June 30,
                                                         2001           2000               2001           2000
                                                      -------------------------------------------------------------
REVENUES

Lease revenue                                         $   4,505      $   5,787          $   9,031      $  11,576
Interest and other income                                   210            113                415            260
Net gain on disposition of equipment                          3              6                980              6
                                                      -------------------------------------------------------------
    Total revenues                                        4,718          5,906             10,426         11,842
                                                      -------------------------------------------------------------

EXPENSES

Depreciation and amortization                             2,563          3,396              5,315          6,297
Repairs and maintenance                                     504            464              1,090          1,091
Equipment operating expenses                                443            238                957            997
Interest expense                                            403            453                806            916
Insurance expense                                            57            109                254            192
Management fees to affiliate                                239            310                480            622
General and administrative expenses
      to affiliates                                          85            217                343            475
Other general and administrative expenses                   183            263                385            481
                                                      -------------------------------------------------------------
    Total expenses                                        4,477          5,450              9,630         11,071
                                                      -------------------------------------------------------------

Equity in net income (loss) of unconsolidated
      special-purpose entities                            1,005           (152)             1,003           (244)
                                                      -------------------------------------------------------------

      Net income                                      $   1,246      $     304          $   1,799      $     527
                                                      =============================================================

Members' share of net income (loss)

Class A members                                       $   1,027      $    (135)         $   1,141      $    (351)
Class B member                                              219            439                658            878
                                                      -------------------------------------------------------------

       Total                                          $   1,246      $     304          $   1,799      $     527
                                                      =============================================================

Class A members' net income (loss) per
      weighted-average Class A unit                   $    0.21      $   (0.03)         $    0.23      $   (0.07)
                                                      =============================================================

Cash distribution                                     $   1,462      $   3,066          $   3,768      $   5,852
                                                      =============================================================

Cash distribution per weighted-average
      Class A units                                   $    0.25      $    0.53          $    0.63      $    1.00
                                                      =============================================================









                 See accompanying notes to financial statements.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)
                  STATEMENTS OF CHANGES IN MEMBERS' EQUITY For
               the period from December 31, 1999 to June 30, 2001
                            (in thousands of dollars)


                                                          Class A             Class B               Total
                                                      ---------------------------------------------------------

  Members' equity as of December 31, 1999             $       50,598       $          --       $      50,598

Net income                                                     3,066               1,755               4,821

Purchase of Class A units                                        (48)                 --                 (48)

Cash distribution                                             (9,946)             (1,755)            (11,701)
                                                      ---------------------------------------------------------

  Members' equity as of December 31, 2000                     43,670                  --              43,670

Net income                                                     1,141                 658               1,799

Cash distribution                                             (3,110)               (658)             (3,768)
                                                      ---------------------------------------------------------

  Members' equity as of June 30, 2001                 $       41,701       $          --       $      41,701
                                                      =========================================================































                 See accompanying notes to financial statements.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)
                            STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)


                                                                             For the Six Months
                                                                               Ended June 30,
                                                                          2001                 2000
                                                                    --------------------------------------
    OPERATING ACTIVITIES

    Net income                                                      $        1,799       $          527
    Adjustments to reconcile net income to net cash
          provided by (used in) operating activities:
      Depreciation and amortization                                          5,315                6,297
      Net gain on disposition of equipment                                    (980)                  (6)
      Equity in net (income) loss of unconsolidated
            special-purpose entities                                        (1,003)                 244
      Changes in operating assets and liabilities:
        Restricted cash                                                        (66)                (286)
        Accounts receivable, net                                               188                 (191)
        Prepaid expenses and other assets                                       38                   78
        Accounts payable and accrued expenses                                  265                 (126)
        Due to affiliates                                                     (719)                 182
        Lessee deposits and reserves for repairs                                69                  899
                                                                    --------------------------------------
            Net cash provided by operating activities                        4,906                7,618
                                                                    --------------------------------------

    INVESTING ACTIVITIES

    Payments for purchase of equipment and capitalized
          improvements                                                      (2,261)             (12,462)
    Liquidation distributions from unconsolidated
          special-purpose entities                                             931                   --
    Proceeds from disposition of equipment                                   4,084                   21
    Distributions from unconsolidated special-purpose
          entities                                                           1,602                1,092
                                                                    --------------------------------------
          Net cash provided by (used in) investing activities                4,356              (11,349)
                                                                    --------------------------------------

    FINANCING ACTIVITIES

    Cash distribution to Class A members                                    (3,110)              (4,974)
    Cash distribution to Class B Member                                       (658)                (878)
    Purchase of Class A units                                                   --                  (48)
                                                                    --------------------------------------
          Net cash used in financing activities                             (3,768)              (5,900)
                                                                    --------------------------------------

    Net increase (decrease) in cash and cash equivalents                     5,494               (9,631)
    Cash and cash equivalents at beginning of period                        11,291               11,597
                                                                    --------------------------------------
    Cash and cash equivalents at end of period                      $       16,785       $        1,966
                                                                    ======================================

    Supplemental information
    Interest paid                                                   $          806       $          916
                                                                    ======================================





                 See accompanying notes to financial statements.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001

1. OPINION OF MANAGEMENT

In the opinion of the management of PLM Financial Services, Inc. (FSI or the Manager), the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of Professional Lease Management Income Fund I, L.L.C. (the Fund) as of June 30, 2001 and December 31, 2000, the statements of income for the three and six months ended June 30, 2001 and 2000, the statements of changes in members' equity for the period from December 31, 1999 to June 30, 2001, and the statements of cash flows for the six months ended June 30, 2001 and 2000. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Fund's Annual Report on Form 10-K for the year ended December 31, 2000, on file at the Securities and Exchange Commission.

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

3. CASH DISTRIBUTIONS

Cash distributions are recorded when paid and may include amounts in excess of net income that are considered to represent a return of capital. For the three months ended June 30, 2001 and 2000, cash distributions totaled $1.5 million and $3.1 million, respectively. For the six months ended June 30, 2001 and 2000, cash distributions totaled $3.8 million and $5.9 million, respectively. Cash distributions to the Class A unitholders of $2.0 million and $5.0 million for the six months ended June 30, 2001 and 2000, respectively, were deemed to be a return of capital.

Cash distributions of $0.8 million, related to the results from the second quarter of 2001, will be paid during the third quarter of 2001.

4. TRANSACTIONS WITH MANAGER AND AFFILIATES

The balance due to affiliates as of June 30, 2001, included $0.2 million due to FSI and its affiliates for management fees. The balance due to affiliates as of December 31, 2000, included $0.2 million due to FSI and its affiliates for management fees and $0.7 million due to affiliated unconsolidated special-purpose entities (USPEs).

The Fund's proportional share of USPE-affiliated management fees payable was $6,000 and $20,000 as of June 30, 2001 and December 31, 2000, respectively.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001

4.   TRANSACTIONS WITH MANAGER AND AFFILIATES (continued)

The Fund's proportional share of the affiliated expenses incurred by the USPEs during 2001 and 2000 is listed in the following table (in thousands of dollars):

                                                For the Three Months               For the Six Months
                                                   Ended June 30,                    Ended June 30,
                                                 2001            2000               2001            2000
                                             ----------------------------------------------------------------

   Management fees                            $      25       $     32           $     62        $      67
   Data processing and administrative
      expenses                                       13              8                 36               20

5. EQUIPMENT

Owned equipment held for operating leases is stated at cost. Equipment held for sale is stated at the lower of the equipment's depreciated cost or fair value, less cost to sell, and is subject to a pending contract for sale. The components of owned equipment were as follows (in thousands of dollars):

                                                 June 30,          December 31,
                                                 2001                 2000
                                             -----------------------------------

Marine containers                            $    31,413          $   29,160
Aircraft                                          20,605              20,605
Railcars                                          19,493              19,520
Marine vessels                                    17,000              17,000
Trailers                                           6,605               6,636
                                             ------------         -----------
                                                  95,116              92,921
Less accumulated depreciation                    (49,464)            (44,197)
                                             ------------         -----------
                                                  45,652              48,724
Equipment held for sale                               --               3,200
                                             ------------         -----------
    Net equipment                            $    45,652          $   51,924
                                             ============         ===========

As of June 30, 2001, all owned equipment in the Fund's portfolio was on lease, except for 62 railcars with a carrying value of $0.6 million. As of December 31, 2000, all owned equipment in the Fund portfolio was on lease except for 66 railcars with a net book value of $0.7 million.

During the six months ended June 30, 2001, the Fund purchased marine containers for $2.3 million. During the six months ended June 30, 2000, the Fund purchased marine containers and trailers for $12.5 million.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001

5. EQUIPMENT (continued)

During the six months ended June 30, 2001, the Fund disposed of a marine vessel that was held for sale at December 31, 2000, a marine container, trailers, and railcars for an aggregate net book value of $3.2 million for aggregate proceeds of $4.2 million. During the six months ended June 30, 2000, the Fund sold a trailer with a net book value of $15,000, for proceeds of $21,000.

6. INVESTMENTS IN UNCONSOLIDATED SPECIAL-PURPOSE ENTITIES

The net investments in USPEs included the following jointly-owned equipment (and related assets and liabilities) (in thousands of dollars):

                                                                                    June 30,          December 31,
                                                                                       2001                2000
                                                                                 ----------------------------------
       50% interest in a trust owning an MD-82 stage III commercial
                aircraft                                                         $     3,187         $     3,534
       50% interest in a trust owning an MD-82 stage III commercial
                aircraft                                                                 463                 921
       50% interest in a trust that owned a marine cargo vessel                          (25)                700
                                                                                 ------------        ------------
         Net investments                                                         $     3,625         $     5,155
                                                                                 ============        ============

As of June 30, 2001 and December 31, 2000, all jointly-owned equipment in the Fund's USPE portfolio was on lease.

During the six months ended June 30, 2001, the General Partner sold the Fund's 50% interest in an entity that owned a marine cargo vessel. The Fund's interest in this entity was sold for proceeds of $0.9 million for it's net investment of $0.8 million. Included in the net gain on sale of this entity was the unused portion of marine vessel dry-docking liability of $0.2 million.








                     (This space intentionally left blank.)

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001

7. OPERATING SEGMENTS

The Fund operates in five different segments: marine vessel leasing, aircraft leasing, railcar leasing, trailer leasing, and marine container leasing. Each equipment leasing segment engages in short to mid-term operating leases to a variety of customers. The following tables present a summary of the operating segments (in thousands of dollars):

                                           Marine                                    Marine
    For the three months ended             Vessel    Aircraft  Railcar    Trailer   Container
        June 30, 2001                     Leasing    Leasing   Leasing    Leasing    Leasing    Other(1)   Total
    ------------------------------------  ---------  --------  ---------  --------- ---------- ---------  ---------
    REVENUES
      Lease revenue                       $    977   $ 1,014   $    840   $   268   $  1,406   $     --  $  4,505
      Interest income and other                 --        33         --        --         --        177       210
      Gain (loss) on disposition of             (2 )      --         (3 )       8         --         --         3
    equipment
                                          ------------------------------------------------------------------------
        Total revenues                         975     1,047        837       276      1,406        177     4,718

    COSTS AND EXPENSES
      Operations support                       631         3        160       174         19         17     1,004
      Depreciation and amortization            444       579        323       100      1,113          4     2,563
      Interest expense                          --        --         --        --         --        403       403
      Management fees to affiliate              49        51         56        13         70         --       239
      General and administrative expenses        9        12          1        56         --        190       268
                                          ------------------------------------------------------------------------
        Total costs and expenses             1,133       645        540       343      1,202        614     4,477
                                          ------------------------------------------------------------------------
      Equity in net income of USPEs            336       669         --        --         --         --     1,005
                                          ------------------------------------------------------------------------
        Net income (loss)                 $    178   $ 1,071   $    297   $   (67 ) $    204   $   (437 )$  1,246
                                          ========================================================================

    Total assets as of June 30, 2001      $  9,910   $ 4,469   $  9,022   $ 2,519   $ 26,332   $ 16,955  $ 69,207
                                          ========================================================================


                                           Marine                                    Marine
    For the three months ended             Vessel    Aircraft  Railcar    Trailer   Container
        June 30, 2000                     Leasing    Leasing   Leasing    Leasing    Leasing    Other(1)   Total
    ------------------------------------  ---------  --------  ---------  --------- ---------- ---------  ---------
    REVENUES
      Lease revenue                       $  1,760   $ 1,014   $    897   $ 1,052   $  1,064   $     --  $  5,787
      Interest income and other                 --         1         --        --         --        112       113
      Gain on disposition of equipment          --        --         --         6         --         --         6
                                          ------------------------------------------------------------------------
        Total revenues                       1,760     1,015        897     1,058      1,064        112     5,906

    COSTS AND EXPENSES
      Operations support                       366         9        164       262          1          9       811
      Depreciation and amortization          1,155       579        376       369        913          4     3,396
      Interest expense                          --        --         --        --         --        453       453
      Management fees to affiliate             101        51         55        69         34         --       310
      General and administrative expenses       38         2         35       185          1        219       480
                                          ------------------------------------------------------------------------
        Total costs and expenses             1,660       641        630       885        949        685     5,450
                                          ------------------------------------------------------------------------
      Equity in net loss of USPEs             (128)      (24)        --        --         --         --      (152)
                                          ------------------------------------------------------------------------
        Net income (loss)                 $    (28)  $   350   $    267   $   173   $    115   $   (573) $    304
                                          ========================================================================

    Total assets as of June 30, 2000      $ 25,018   $ 8,602   $ 10,514   $ 8,945   $ 19,944   $  3,092  $ 76,115
                                          ========================================================================






(1) Includes interest income and costs not identifiable to a particular segment, such as amortization expense and interest expense and certain operations support and general and administrative expenses.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001

7.   OPERATING SEGMENTS (continued)

                                           Marine                                    Marine
    For the six months ended               Vessel    Aircraft  Railcar    Trailer   Container
        June 30, 2001                     Leasing    Leasing   Leasing    Leasing    Leasing    Other(1)   Total
    ------------------------------------  ---------  --------  ---------  --------- ---------- ---------  ---------
    REVENUES
      Lease revenue                       $  1,999   $ 2,028   $  1,674   $   530   $  2,800   $     --  $  9,031
      Interest income and other                 --        34         --        --         --        381       415
      Gain on disposition of equipment         963        --          8         8          1         --       980
                                          ------------------------------------------------------------------------
        Total revenues                       2,962     2,062      1,682       538      2,801        381    10,426

    COSTS AND EXPENSES
      Operations support                     1,579        11        320       276         38         77     2,301
      Depreciation and amortization            888     1,157        645       201      2,415          9     5,315
      Interest expense                          --        --         --        --         --        806       806
      Management fees to affiliate             100       101        112        27        140         --       480
      General and administrative expenses       35        18         17        86          8        564       728
                                          ------------------------------------------------------------------------
        Total costs and expenses             2,602     1,287      1,094       590      2,601      1,456     9,630
                                          ------------------------------------------------------------------------
      Equity in net income of USPEs            291       712         --        --         --         --     1,003
                                          ------------------------------------------------------------------------
        Net income (loss)                 $    651   $ 1,487   $    588   $   (52)  $    200   $ (1,075 )$  1,799
                                          ========================================================================

    Total assets as of June 30, 2001      $  9,910   $ 4,469   $  9,022   $ 2,519   $ 26,332   $ 16,955  $ 69,207
                                          ========================================================================


                                           Marine                                    Marine
    For the six months ended               Vessel    Aircraft  Railcar    Trailer   Container
        June 30, 2000                     Leasing    Leasing   Leasing    Leasing    Leasing    Other(1)   Total
    ------------------------------------  ---------  --------  ---------  --------- ---------- ---------  ---------
    REVENUES
      Lease revenue                       $  3,972   $ 2,029   $  1,862   $ 2,083   $  1,630   $     --  $ 11,576
      Interest income and other                  1         2         --        --         --        257       260
      Gain on disposition of equipment          --        --         --         6         --         --         6
                                          ------------------------------------------------------------------------
        Total revenues                       3,973     2,031      1,862     2,089      1,630        257    11,842

    COSTS AND EXPENSES
      Operations support                     1,484        18        279       477          3         19     2,280
      Depreciation and amortization          2,310     1,157        752       738      1,331          9     6,297
      Interest expense                          --        --         --        --         --        916       916
      Management fees to affiliate             212       101        118       129         62         --       622
      General and administrative expenses       52         4         61       416          1        422       956
                                          ------------------------------------------------------------------------
        Total costs and expenses             4,058     1,280      1,210     1,760      1,397      1,366    11,071
                                          ------------------------------------------------------------------------
      Equity in net loss of USPEs             (198)      (46)        --        --         --         --      (244)
                                          ------------------------------------------------------------------------
                                          ------------------------------------------------------------------------
        Net income (loss)                 $   (283)  $   705   $    652   $   329   $    233   $ (1,109) $    527
                                          ========================================================================

    Total assets as of June 30, 2000      $ 25,018   $ 8,602   $ 10,514   $ 8,945   $ 19,944   $  3,092  $ 76,115
                                          ========================================================================


(1) Includes interest income and costs not identifiable to a particular segment, such as amortization expense and interest expense and certain operations support and general and administrative expenses.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001

8. NET INCOME PER WEIGHTED-AVERAGE CLASS A UNIT

Net income per weighted-average Class A unit was computed by dividing net income attributable to Class A members by the weighted-average number of Class A units deemed outstanding during the period. The weighted-average number of Class A units deemed outstanding during the three and six months ended June 30, 2001 was 4,971,311 units. The weighted-average number of Class A units deemed outstanding during the three and six months ended June 30, 2000 were 4,971,311 units and 4,972,611 units, respectively.

9. DEBT

During 2001, the Manager entered into a joint $15.0 million credit facility on behalf of the Fund, PLM Equipment Growth Fund VI (EGF VI), PLM Equipment Growth & Income Fund VII (EGF VII), and Acquisub LLC (ACQ), a wholly owned subsidiary of PLM International which is the parent company of FSI. The facility provides interim financing of up to 100% of the aggregate book value of eligible equipment owned by the Fund, as defined in the credit facility. The Fund, EGF VI, EGF VII, and ACQ collectively may borrow up to $15.0 million of this facility. Outstanding borrowings by one borrower reduce the amount available to each of the other borrowers under the facility. Individual borrowings may be outstanding for no more than 270 days, with all advances due no later than April 12, 2002. Interest accrues at either the prime rate or adjusted LIBOR plus 2.0% at the borrower's option and is set at the time of an advance of funds. Borrowings by the Fund are guaranteed by PLM International.

As of June 30, 2001, no eligible borrower had any outstanding borrowings under the warehouse facility.








                    (This space is intentionally left blank.)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)  RESULTS OF OPERATIONS

COMPARISON OF THE PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.'S (THE FUND'S) OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000


Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment decreased during the second quarter of 2001, compared to the same quarter of 2000. Gains or losses from the sale of equipment, interest and other income and certain expenses such as depreciation and amortization and general and administrative expenses relating to the operating segments (see Note 7 to the financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

(A) Owned Equipment Operations

                                                 For the Three Months
                                                    Ended June 30,
                                                2001             2000
                                              ---------------------------

Marine containers                             $ 1,387          $ 1,063
Aircraft                                        1,011            1,005
Railcars                                          680              733
Marine vessels                                    346            1,394
Trailers                                           94              790

Marine containers: Marine container lease revenues and direct expenses were $1.4 million and $19,000, respectively, for the second quarter of 2001, compared to $1.1 million and $1,000, respectively, during the same quarter of 2000. Marine container lease revenues increased $0.3 million during the second quarter of 2001, compared to the same period in 2000, due to the purchase of marine containers in 2000 and 2001.

Aircraft: Aircraft lease revenues and direct expenses were $1.0 million and $3,000, respectively, for the second quarter of 2001, compared to $1.0 million and $9,000, respectively, during the same quarter of 2000. Aircraft contribution was approximately the same in the comparable periods due to the stability of the aircraft fleet.

Railcars: Railcar lease revenues and direct expenses were $0.8 million and $0.2 million, respectively, for the second quarter of 2001, compared to $0.9 million and $0.2 million, respectively, during the same quarter of 2000. Lease revenues decreased $0.1 million due to a group of railcars being off lease in the second quarter of 2001 that were on lease in the same period of 2000.

Marine vessels: Marine vessel lease revenues and direct expenses were $1.0 million and $0.6 million, respectively, for the second quarter of 2001, compared to $1.8 million and $0.4 million, respectively, during the same quarter of 2000. Lease revenue decreased $0.8 million during the second quarter of 2001 compared to the same period in 2000 due to the sale of two of the Fund's marine vessels during 2001 and 2000. Direct expenses increased $0.6 million during the three months ended June 30, 2001 due to higher operating costs of $0.4 million and repair and maintenance expenses of $0.2 million. The increases in direct expenses were offset, in part, by a decrease of $0.3 million during the second quarter of 2001 due to the sale of two of the Fund's marine vessels during 2001 and 2000.

Trailers: Trailer lease revenues and direct expenses were $0.3 million and $0.2 million, respectively, for the second quarter of 2001, compared to $1.1 million and $0.3 million, respectively, during the same quarter of 2000. Lease revenue decreased $0.7 million in the second quarter of 2001 compared to the same period in 2000 due to the sale of 39% of the Fund's trailers during 2000. In addition, lease revenue decreased $0.1 million due to lower utilization on the remaining trailer fleet. Expenses decreased in the second quarter of 2001 compared to the same period in 2000 due to the sale of the Fund's trailers during 2000.

(B) Interest and Other Income

Interest and other income increased $0.1 million due to higher average cash balances in the second quarter of 2001, compared to the same period in 2000.

(C) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $3.5 million for the three months ended June 30, 2001 decreased from $4.6 million for the same period in 2000.

     (i) A $0.8 million decrease in depreciation and amortization expenses from 2000 levels resulted from a $0.2 million decrease due to the use of the double-declining balance depreciation method which results in greater depreciation the first years an asset is owned and a decrease of $0.9 million resulting from the sale of equipment during 2001 and 2000. These decreases were partially offset by an increase of $0.3 million in depreciation expense from the purchase of equipment during 2000 and 2001.

     (ii) A $0.1 million decrease in management fees to affiliate was due to lower lease revenues on owned equipment in 2001 compared to 2000.

     (iii) A $0.1 million decrease in interest expense was due to lower average borrowings outstanding during the quarter ended June 30, 2001, compared to the same period in 2000. In December 2000, the Fund paid the annual principal payment of $3.0 million on the note payable.

     (iv) A $0.2 million decrease in general and administrative expenses during the three months ended June 30, 2001 compared to the same period of 2000 was due to lower costs of $0.2 million resulting from the sale of the Fund's trailers and two marine vessels during 2001 and 2000.

(D) Net Gain on Disposition of Owned Equipment

The net gain on disposition of equipment for the second quarter of 2001 totaled $3,000 which resulted from the sale of a railcar and trailers with a net book value of $15,000, for proceeds of $18,000. Net gain on disposition of equipment for the second quarter of 2000 totaled $6,000 which resulted from the sale of a trailer with a net book value of $15,000, for proceeds of $21,000.

(E)  Equity in Net  Income  (Loss) of  Unconsolidated  Special-Purpose  Entities
(USPEs)

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars).

                                                                           For the Three Months
                                                                              Ended June 30,
                                                                          2001             2000
                                                                        ---------------------------
Aircraft                                                                $   669          $   (24)
Marine vessel                                                               336             (128)
                                                                        ---------------------------
       Equity in Net Income (Loss) of USPEs                             $ 1,005          $  (152)
                                                                        ===========================

Aircraft: As of June 30, 2001 and 2000, the Fund owned interests in two trusts that each owns a commercial aircraft. During the second quarter of 2001, lease revenues of $0.3 million and other income of $0.8 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.5 million. During the same period in 2000, aircraft lease revenues were $0.5 million which were offset by expenses of $0.6 million.

Lease revenues decreased $0.2 million due to the reduction of the lease rate on an MD-82 as part of a new lease agreement of this commercial aircraft. Other income increased $0.8 million during the three months ended June 30, 2001 due to the recognition of an engine reserve liability as income upon the termination of the previous lease agreement. A similar event did not occur during the same period of 2000.

The decrease in depreciation expense, direct expenses, and administrative expenses of $0.1 million was due to lower depreciation expense as the result of the double declining-balance method of depreciation which results in greater depreciation in the first years an asset is owned.

Marine vessel: As of June 30, 2001 and 2000, the Fund had an interest in an entity that owned a marine vessel. During the three months ended June 30, 2001, lease revenues of $0.2 million and the gain of $0.3 million from the sale of a marine vessel entity in which the Fund owned an interest were offset by depreciation expense, direct expenses, and administrative expenses of $0.1 million. During the same period of 2000, lease revenues of $0.1 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.2 million.

Lease revenues increased $44,000 during the three months ended June 30, 2001 due to an increase in the lease rate compared to the same period of 2000. Depreciation expense, direct expenses, and administrative expenses deceased $0.1 million during the three months ended June 30, 2001 due to lower operating expenses caused by the sale of this entity.

(F) Net Income

As a result of the foregoing, the Fund had net income of $1.2 million for the second quarter of 2001, compared to net income of $0.3 million during the same period of 2000. The Fund's ability to acquire, operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Fund's performance in the second quarter of 2001 is not necessarily indicative of future periods. In the second quarter of 2001, the Fund distributed $1.2 million to Class A members, or $0.25 per weighted-average Class A unit.

COMPARISON OF THE FUND'S OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

(A)  Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment decreased during the six months ended June 30, 2001, when compared to the same period of 2000. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                                                 For the Six Months
                                                   Ended June 30,
                                               2001             2000
                                             ---------------------------

Marine containers                            $ 2,762          $ 1,627
Aircraft                                       2,017            2,011
Railcars                                       1,354            1,583
Marine vessels                                   420            2,488
Trailers                                         254            1,606

Marine containers: Marine container lease revenues were $2.8 million and $38,000, respectively, for the six months ended June 30, 2001, compared to $1.6 million and $3,000, respectively, during the same period of 2000. Marine container contribution increased in the six months ended June 30, 2001, compared to the same period of 2000 due to the purchase of marine containers in 2000 and 2001.

Aircraft: Aircraft lease revenues and direct expenses were $2.0 million and $11,000, respectively, for the six months ended June 30, 2001, compared to $2.0 million and $18,000, respectively, during the same period of 2000. Aircraft contribution remained approximately the same due to the stability of the aircraft fleet.

Railcars: Railcar lease revenues and direct expenses were $1.7 million and $0.3 million, respectively, for the six months ended June 30, 2001, compared to $1.9 million and $0.3 million, respectively, during the same period of 2000. Lease revenues decreased $0.2 million due to a group of railcars being off lease in the six months ended June 30, 2001 that were on lease in the same period of 2000.

Marine vessels: Marine vessel lease revenues and direct expenses were $2.0 million and $1.6 million, respectively, for the six months ended June 30, 2001, compared to $4.0 million and $1.5 million, respectively, during the same period of 2000.

Lease revenues decreased $2.0 million during the six months ended June 30, 2001 compared to the same period in 2000 due to the sale of three marine vessels during 2001 and 2000. The decrease caused by the sales was offset, in part, by an increase of $0.1 million in lease revenues on the remaining marine vessel due to a higher lease rate earned on this marine vessel compared to the same period of 2000.

Direct expenses increased $0.1 million in the six months ended June 30, 2001 compared to the same period in 2000. An increase of $0.4 million in direct expenses was due to higher repairs and maintenance and an increase of $0.3 million was due to higher operating expenses for remaining marine vessel compared to the same period in 2000. These increases in direct expenses were offset by a decrease of $0.6 million in direct expenses caused by the sale of three marine vessels during 2001 and 2000.

Trailers: Trailer lease revenues and direct expenses were $0.5 million and $0.3 million, respectively, for the six months ended June 30, 2001, compared to $2.1 million and $0.5 million, respectively, during the same period of 2000. Lease revenue decreased $1.4 million in the six months ended June 30, 2001 compared to the same period in 2000 due to the sale of 39% of the Fund's trailers during 2000. In addition, lease revenue decreased $0.1 million due to lower utilization on the remaining trailer fleet. Expenses decreased in the six months ended June 30, 2001 compared to the same period in 2000 due to the sale of the Fund's trailers during 2000.

(B) Interest and Other Income

Interest and other income increased $0.2 million due to higher average cash balances in the six months ended June 30, 2001, compared to the same period in 2000.

(C) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $7.3 million for the six months ended June 30, 2001 decreased from $8.8 million for the same period in 2000. Significant variances are explained as follows:

     (i) A $1.0 million decrease in depreciation and amortization expenses from 2000 levels resulted from a $0.4 million decrease due to the use of the double-declining balance depreciation method which results in greater depreciation the first years an asset is owned and a decrease of $1.8 million resulting from the sale of equipment. These decreases were partially offset by an increase of $1.2 million in depreciation expense from the purchase of equipment during 2000 and 2001.

     (ii) A $0.2 million decrease in general and administrative expenses during the six months ended June 30, 2001 compared to the same period of 2000 was due to lower costs of $0.3 million resulting from the sale of the Fund's trailers during 2000 offset, in part, by an increase of $0.1 million resulting from increased allocations by the Manager due to severance costs related to staff reductions.

     (iii) A $0.1 million decrease in interest expense was due to lower average borrowings outstanding during the six months ended June 30, 2001, compared to the same period in 2000. In December 2000, the Fund paid the first annual principal payment of $3.0 million of the note payable.

     (iv) A $0.1 million decrease in management fees to affiliate was due to lower lease revenues on owned equipment in 2001 compared to 2000.

(D) Net Gain on Disposition of Owned Equipment

The net gain on disposition of equipment for the six months ended June 30, 2001 totaled $1.0 million which resulted from the sale of a marine vessel, a marine container, trailers, and railcars with a net book value of $3.2 million, for proceeds of $4.2 million. Net gain on disposition of equipment for the six months ended June 30, 2000 totaled $6,000 which resulted from the sale of a trailer with a net book value of $15,000, for proceeds of $21,000.

(E) Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars).

                                                                            For the Six Months
                                                                              Ended June 30,
                                                                          2001             2000
                                                                        ---------------------------

Aircraft                                                                $   712          $   (46)
Marine vessel                                                               291             (198)
                                                                        ---------------------------
       Equity in Net Income (Loss) of USPEs                             $ 1,003          $  (244)
                                                                        ===========================

Aircraft: As of June 30, 2001 and 2000, the Fund owned interests in two trusts, each of which owns a commercial aircraft. During the six months ended June 30, 2001, aircraft lease revenues of $0.9 million and other income of $0.8 million were offset by depreciation expense, direct expenses, and administrative expenses of $1.0 million. During the six months ended June 30, 2000, aircraft lease revenues were $1.1 million offset by depreciation expense, direct expenses, and administrative expenses of $1.1 million.

Lease revenues decreased $0.2 million due to the reduction of the lease rate on an MD-82 as part of a new lease agreement of this commercial aircraft. Other income increased $0.8 million during the six months ended June 30, 2001 due to the recognition of an engine reserve liability as income upon termination of the previous lease agreement. A similar event did not occur during the same period of 2000.

The decrease in depreciation expense, direct expenses, and administrative expenses of $0.1 million was due to lower depreciation expense as the result of the double declining-balance method of depreciation which results in greater depreciation in the first years an asset is owned.

Marine vessel: As of June 30, 2001 and 2000, the Fund had an interest in an entity that owned a marine vessel. During the six months ended June 30, 2001, lease revenues of $0.4 million and the gain of $0.3 million from the sale of a marine vessel entity in which the Fund owned an interest were offset by depreciation expense, direct expenses, and administrative expenses of $0.4 million. During the same period of 2000, lease revenues of $0.3 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.5 million.

Lease revenues increased $0.1 million during the six months ended June 30, 2001 due to an increase in the lease rate compare to the same period of 2000. Depreciation expense, direct expenses, and administrative expenses deceased $0.1 million during the three months ended June 30, 2001 due to lower operating expenses caused by the sale of this entity.

(F) Net Income

As a result of the foregoing, the Fund had net income of $1.8 million for the six months ended June 30, 2001, compared to net income of $0.5 million during the same period of 2000. The Fund's ability to acquire, operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Fund's performance in the six months ended June 30, 2001 is not necessarily indicative of future periods. In the six months ended June 30, 2001, the Fund distributed $3.1 million to Class A members, or $0.63 per weighted-average Class A unit.

(II) FINANCIAL CONDITION -- CAPITAL RESOURCES AND LIQUIDITY

For the six months ended June 30, 2001, the Fund generated operating cash of $6.5 million (net cash provided by operating activities plus non-liquidating distributions from USPEs) to meet its operating obligations and make distributions (total for six months ended June 30, 2001 of $3.8 million) to the partners.

During the six months ended June 30, 2001, the Fund purchased marine containers for $2.3 million.

During the six months ended June 30, 2001, the Fund disposed of a marine vessel, a marine container, trailers, and railcars for an aggregate net book value of $3.2 million for aggregate proceeds of $4.2 million.

Accounts receivable decreased $0.2 million during the six months ended June 30, 2001 due to the timing of cash receipts.

Investments in USPEs decreased $1.5 million during the six months ended June 30, 2001. Decreases to the Fund's investments in USPEs were due to the receipt of $1.6 million in cash distributions from the USPEs and the receipt of $0.9 million in liquidating proceeds resulting from the sale of the Fund's interest in an entity that owned a marine vessel. These decreases were partially offset by $1.0 million of income that was recorded from the Fund's equity interests in USPEs.

During the six months ended June 30, 2001, lessee deposits and reserve for repairs increased $0.1 million. Reserves for aircraft engine repairs and lessee's security deposits increased $0.4 million due to additional lessee payments. This increase was offset, in part, by a decrease of $0.4 million in marine vessel dry-docking reserves due to the payment of dry docking expenses.

Due to affiliates decreased $0.7 million during the six months ended June 30, 2001. The decrease was primarily due to the reclassification of an engine reserve liability due to an affiliated USPE to income.

During April 2001, the Manager entered into a joint $15.0 million credit facility on behalf of the Fund, PLM Equipment Growth Fund VI (EGF VI), PLM Equipment Growth & Income Fund VII (EGF VII), and Acquisub, LLC (ACQ), a wholly owned subsidiary of PLM International which is the parent company of PLM Financial Services, Inc. The facility provides interim financing of up to 100% of the aggregate book value of eligible equipment owned by the Fund, as defined in the credit facility. The Fund, EGF VI, EGF VII, and ACQ collectively may borrow up to $15.0 million of this facility. Outstanding borrowings by one borrower reduce the amount available to each of the other borrowers under the facility. Individual borrowings may be outstanding for no more than 270 days, with all advances due no later than April 12, 2002. Interest accrues at either the prime rate or adjusted LIBOR plus 2.0% at the borrower's option and is set at the time of an advance of funds. Borrowings by the Fund are guaranteed by PLM International.

As of August 10, 2001, no eligible borrower has any outstanding borrowings.

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

Other factors affecting the Fund's contribution in the remainder of 2001 and beyond include:

1. Marine vessel freight rates are dependent upon the overall condition of the international economy. Freight rates earned by the Fund's marine vessels began to increase during the later half of 2000 and would be expected to stabilize over the next one to two years, in the absence of new additional orders.

2. Railcar loadings in North America for the six months ended June 30, 2001 were below those of 2000. This decrease has led to lower utilization and lower contribution to the Fund as existing leases expire and renewal leases are negotiated.

3. The cost of new marine containers have been at historic lows for the past several years which has caused downward pressure on per diem lease rates for this type of equipment.

4. Recent changes in economic condition of the airline industry have adversely affected the demand for and market values for aircraft. These changes could adversely lower the contribution of aircraft to the Fund and the residual value of the aircraft. Currently, all of the owned and jointly owned aircraft are subject to contracted lease agreements.

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

(IV) FORWARD-LOOKING INFORMATION

Except for the historical information contained herein, this Form 10-Q contains forward-looking statements that involve risks and uncertainties, such as statements of the Fund's plans, objectives, expectations, and intentions. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q. The Fund's actual results could differ materially from those discussed here.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Fund's primary market risk exposure is that of currency devaluation risk. During the six months ended June 30, 2001, 77% of the Fund's total lease revenues from wholly-and partially-owned equipment came from non-United States domiciled lessees. Most of the leases require payment in United States (U.S.) currency. If these lessee's currency devalues against the U.S. dollar, the lessees could encounter difficulty in making the U.S. dollar denominated lease payment.















                      (This space intentionally left blank)

                           PART II - OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
           --------------------------------

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


                                      PROFESSIONAL LEASE MANAGEMENT
                                      INCOME FUND I, L.L.C.
                                      By:  PLM Financial Services, Inc.
                                           Manager



Date: August 10, 2001                 By:  /s/ Stephen M. Bess
                                          ------------------------
                                          Stephen M. Bess
                                          President and
                                          Chief Accounting Officer