Form 10-Q
period 2001-09-30
PROFESSIONAL LEASE MANAGEMENT INCOME FUND I LLC
filed 2001-11-13
CIK 928956

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------
                                    FORM 10-Q


     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended September 30, 2001

     [x]  Transition  Report  Pursuant to Section 13 or 15(d) of the  Securities
          Exchange Act of 1934 For the transition period from    to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A DELAWARE LIMITED LIABILITY COMPANY)
                            CONDENSED BALANCE SHEETS
                 (IN THOUSANDS OF DOLLARS, EXCEPT UNIT AMOUNTS)
                                   (UNAUDITED)

                                                                            September 30,       December 31,
                                                                                 2001                2000
                                                                           ------------------------------------
ASSETS

Equipment held for operating lease                                           $   95,111          $   92,921
Less accumulated depreciation                                                   (51,796)            (44,197)
                                                                           ------------------------------------
                                                                                 43,315              48,724
Equipment held for sale                                                              --               3,200
                                                                           ------------------------------------
    Net equipment                                                                43,315              51,924

Cash and cash equivalents                                                        17,768              11,291
Restricted cash                                                                     900                 813
Accounts receivable, less allowance for doubtful accounts
      of $44 in 2001 and $48 in 2000                                              3,305               2,283
Investment in unconsolidated special-purpose entities                             3,191               5,155
Deferred charges, less accumulated amortization
      of $83  in 2001 and $70 in 2000                                                94                 107
Prepaid expenses and other assets                                                    32                 110
                                                                           ------------------------------------

      Total assets                                                           $   68,605          $   71,683
                                                                           ====================================

LIABILITIES AND MEMBERS' EQUITY

Liabilities:
Accounts payable and accrued expenses                                        $      975          $      555
Due to affiliates                                                                   219                 917
Lessee deposits and reserves for repairs                                          4,569               4,541
Note payable                                                                     22,000              22,000
                                                                           ------------------------------------
    Total liabilities                                                            27,763              28,013
                                                                           ------------------------------------

Members' equity:
Class A members (4,971,311 units as of September 30, 2001
      and December 31, 2000)                                                     40,842              43,670
Class B member                                                                       --                  --
                                                                           ------------------------------------
    Total members' equity                                                        40,842              43,670
                                                                           ------------------------------------

       Total liabilities and members' equity                                 $   68,605          $   71,683
                                                                           ====================================













       See accompanying notes to unaudited condensed financial statements.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A DELAWARE LIMITED LIABILITY COMPANY)
                         CONDENSED STATEMENTS OF INCOME
         (IN THOUSANDS OF DOLLARS, EXCEPT WEIGHTED-AVERAGE UNIT AMOUNTS)
                                   (UNAUDITED)

                                                         For the Three Months              For the Nine Months
                                                         Ended September 30,               Ended September 30,
                                                         2001           2000               2001           2000
                                                      -------------------------------------------------------------
REVENUES

Lease revenue                                         $   5,141      $   5,820          $  14,173      $  17,396
Interest and other income                                   207             44                622            304
Net gain on disposition of equipment                          4          2,112                983          2,118
                                                      -------------------------------------------------------------
    Total revenues                                        5,352          7,976             15,778         19,818
                                                      -------------------------------------------------------------

EXPENSES

Depreciation and amortization                             2,338          3,434              7,653          9,731
Repairs and maintenance                                     243            731              1,333          1,822
Equipment operating expenses                                841            605              1,798          1,602
Interest expense                                            416            463              1,223          1,379
Insurance expense                                           152            125                405            317
Management fees to affiliate                                271            317                751            939
General and administrative expenses
      to affiliates                                          75            252                419            727
Other general and administrative expenses                   181            232                566            713
                                                      -------------------------------------------------------------
    Total expenses                                        4,517          6,159             14,148         17,230
                                                      -------------------------------------------------------------

Equity in net income (loss) of unconsolidated
      special-purpose entities                             (231)          (101 )              772           (345)
                                                      -------------------------------------------------------------

      Net income                                      $     604      $   1,716          $   2,402      $   2,243
                                                      =============================================================

MEMBERS' SHARE OF NET INCOME

Class A members                                       $     384      $   1,540          $   1,525      $     927
Class B member                                              220            176                877          1,316
                                                      -------------------------------------------------------------

       Total                                          $     604      $   1,716          $   2,402      $   2,243
                                                      =============================================================

Class A members' net income per
      weighted-average Class A unit                   $    0.08      $    0.31          $    0.31      $    0.19
                                                      =============================================================

Cash distribution                                     $   1,462      $   2,925          $   5,230      $   8,776
                                                      =============================================================

Cash distribution per weighted-average
      Class A units                                   $    0.25      $    0.50          $    0.88      $    1.50
                                                      =============================================================








       See accompanying notes to unaudited condensed financial statements.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A DELAWARE LIMITED LIABILITY COMPANY)
               CONDENSED STATEMENTS OF CHANGES IN MEMBERS' EQUITY
           FOR THE PERIOD FROM DECEMBER 31, 1999 TO SEPTEMBER 30, 2001
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                          Class A             Class B               Total
                                                      ---------------------------------------------------------

  Members' equity as of December 31, 1999             $       50,598       $          --       $      50,598

Net income                                                     3,066               1,755               4,821

Purchase of Class A units                                        (48)                 --                 (48)

Cash distribution                                             (9,946)             (1,755)            (11,701)
                                                      ---------------------------------------------------------

  Members' equity as of December 31, 2000                     43,670                  --              43,670

Net income                                                     1,525                 877               2,402

Cash distribution                                             (4,353)               (877)             (5,230)
                                                      ---------------------------------------------------------

  Members' equity as of September 30, 2001            $       40,842       $          --       $      40,842
                                                      =========================================================































       See accompanying notes to unaudited condensed financial statements.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A DELAWARE LIMITED LIABILITY COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                             For the Nine Months
                                                                             Ended September 30,
                                                                          2001                 2000
                                                                    --------------------------------------
    OPERATING ACTIVITIES

    Net income                                                      $        2,402       $        2,243
    Adjustments to reconcile net income to net cash
          provided by (used in) operating activities:
      Depreciation and amortization                                          7,653                9,731
      Net gain on disposition of equipment                                    (983)              (2,118)
      Equity in net (income) loss of unconsolidated
            special-purpose entities                                          (772)                 345
      Changes in operating assets and liabilities:
        Restricted cash                                                        (87)                (318)
        Accounts receivable, net                                            (1,022)                 210
        Prepaid expenses and other assets                                       78                  103
        Accounts payable and accrued expenses                                  541                  367
        Due to affiliates                                                     (698)                 240
        Lessee deposits and reserves for repairs                                28                1,194
                                                                    --------------------------------------
            Net cash provided by operating activities                        7,140               11,997
                                                                    --------------------------------------

    INVESTING ACTIVITIES

    Payments for purchase of equipment and capitalized
          improvements                                                      (2,261)             (19,478)
    Liquidation distributions from unconsolidated
          special-purpose entities                                             931                   --
    Proceeds from disposition of equipment                                   4,092                7,397
    Distributions from unconsolidated special-purpose
          entities                                                           1,805                1,610
                                                                    --------------------------------------
          Net cash provided by (used in) investing activities                4,567              (10,471)
                                                                    --------------------------------------

    FINANCING ACTIVITIES

    Cash distribution to Class A members                                    (4,353)              (7,460)
    Cash distribution to Class B Member                                       (877)              (1,316)
    Purchase of Class A units                                                   --                  (48)
                                                                    --------------------------------------
          Net cash used in financing activities                             (5,230)              (8,824)
                                                                    --------------------------------------

    Net increase (decrease) in cash and cash equivalents                     6,477               (7,298)
    Cash and cash equivalents at beginning of period                        11,291               11,597
                                                                    --------------------------------------
    Cash and cash equivalents at end of period                      $       17,768       $        4,299
                                                                    ======================================

    SUPPLEMENTAL INFORMATION
    Interest paid                                                   $          811       $          916
                                                                    ======================================




       See accompanying notes to unaudited condensed financial statements.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A DELAWARE LIMITED LIABILITY COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. OPINION OF MANAGEMENT

In the opinion of the management of PLM Financial Services, Inc. (FSI or the Manager), the accompanying unaudited condensed financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the condensed financial position of Professional Lease Management Income Fund I, L.L.C. (the Fund) as of September 30, 2001 and December 31, 2000, the condensed statements of income for the three and nine months ended September 30, 2001 and 2000, the condensed statements of changes in members' equity for the period from December 31, 1999 to September 30, 2001, and the condensed statements of cash flows for the nine months ended September 30, 2001 and 2000. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted from the accompanying condensed financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Fund's Annual Report on Form 10-K for the year ended December 31, 2000, on file at the Securities and Exchange Commission.

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

3. CASH DISTRIBUTIONS

Cash distributions are recorded when paid and may include amounts in excess of net income that are considered to represent a return of capital. For the three months ended September 30, 2001 and 2000, cash distributions totaled $1.5 million and $2.9 million, respectively. For the nine months ended September 30, 2001 and 2000, cash distributions totaled $5.2 million and $8.8 million, respectively. Cash distributions to the Class A unitholders of $2.8 million and $6.4 million for the nine months ended September 30, 2001 and 2000, respectively, were deemed to be a return of capital.

Cash distributions of $0.8 million, related to the results from the third quarter of 2001, will be paid during the fourth quarter of 2001.

4. TRANSACTIONS WITH MANAGER AND AFFILIATES

The balance due to affiliates as of September 30, 2001, included $0.2 million due to FSI and its affiliates for management fees. The balance due to affiliates as of December 31, 2000, included $0.2 million due to FSI and its affiliates for management fees and $0.7 million due to affiliated unconsolidated special-purpose entities (USPEs).

The Fund's proportional share of USPE-affiliated management fees receivable from FSI and its affiliate was $10,000 as of September 30, 2001. The Fund's proportional share of USPE-affiliated management fees payable to FSI and its affiliate was $20,000 as of December 31, 2000.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A DELAWARE LIMITED LIABILITY COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

4. TRANSACTIONS WITH MANAGER AND AFFILIATES (continued)

The Fund's proportional share of the affiliated expenses incurred by the USPEs during 2001 and 2000 is listed in the following table (in thousands of dollars):

                                                For the Three Months              For the Nine Months
                                                Ended September 30,               Ended September 30,
                                                 2001            2000               2001            2000
                                             ----------------------------------------------------------------

   Management fees                            $      16       $     33           $     77        $     100
   Data processing and administrative
      expenses                                       13              7                 54               27

5. EQUIPMENT

Owned equipment held for operating leases is stated at cost. Equipment held for sale is stated at the lower of the equipment's depreciated cost or fair value, less cost to sell, and is subject to a pending contract for sale. The components of owned equipment were as follows (in thousands of dollars):

                                               September 30,       December 31,
                                                 2001                 2000
                                             -----------------------------------

Marine containers                            $    31,408          $   29,160
Aircraft                                          20,605              20,605
Railcars                                          19,493              19,520
Marine vessels                                    17,000              17,000
Trailers                                           6,605               6,636
                                             ------------         -----------
                                                  95,111              92,921
Less accumulated depreciation                    (51,796)            (44,197)
                                             ------------         -----------
                                                  43,315              48,724
Equipment held for sale                               --               3,200
                                             ------------         -----------
    Net equipment                            $    43,315          $   51,924
                                             ============         ===========

As of September 30, 2001, all owned equipment in the Fund's portfolio was on lease, except for 63 railcars with a carrying value of $0.6 million. As of December 31, 2000, all owned equipment in the Fund portfolio was on lease except for 66 railcars with a net book value of $0.7 million.

A marine vessel, subject to pending contract for sale, was held for sale as of December 31, 2000 at the lower of the equipment's depreciated cost or fair value, less cost to sell.

During the nine months ended September 30, 2001, the Fund purchased marine containers for $2.3 million. During the nine months ended September 30, 2000, the Fund purchased marine containers and trailers for $19.5 million.

During the third quarter 2001, one of the Fund's Boeing 737-200 commercial aircraft was involved in an accident. As a result of the accident, the aircraft was declared a total loss. The lessee of this aircraft is required to continue to make monthly lease payments until the insurance settlement proceeds are received by the Fund. The Manager expects that the insurance proceeds will exceed the net book value of this aircraft. The Manager has not recorded a gain from this event as all contingencies have not been resolved.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A DELAWARE LIMITED LIABILITY COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5. EQUIPMENT (continued)

During the nine months ended September 30, 2001, the Fund disposed of a marine vessel that was held for sale at December 31, 2000, marine containers, trailers, and railcars with an aggregate net book value of $3.2 million, for $4.2 million. During the nine months ended September 30, 2000, the Fund disposed of trailers and railcars with an aggregate net book value of $5.3 million, for $7.4 million.

6. INVESTMENTS IN UNCONSOLIDATED SPECIAL-PURPOSE ENTITIES

The net investments in USPEs included the following jointly-owned equipment (and related assets and liabilities) (in thousands of dollars):

                                                                                  September 30,       December 31,
                                                                                       2001                2000
                                                                                 ----------------------------------
       50% interest in a trust owning an MD-82 stage III commercial
                aircraft                                                         $     2,959         $     3,534
       50% interest in a trust owning an MD-82 stage III commercial
                aircraft                                                                 250                 921
       50% interest in a trust that owned a marine cargo vessel                          (18)                700
                                                                                 ------------        ------------
         Net investments                                                         $     3,191         $     5,155
                                                                                 ============        ============

As of September 30, 2001 and December 31, 2000, all jointly-owned equipment in the Fund's USPE portfolio was on lease.

During the nine months ended September 30, 2001, the Manager sold the Fund's 50% interest in an entity that owned a marine cargo vessel. The Fund's interest in this entity was sold for proceeds of $0.9 million for it's net investment of $0.8 million. Included in the net gain on sale of this entity was the unused portion of marine vessel dry-docking liability of $0.2 million.








                     (This space intentionally left blank.)

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A DELAWARE LIMITED LIABILITY COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7. OPERATING SEGMENTS

The Fund operates in five different segments: marine vessel leasing, aircraft leasing, railcar leasing, trailer leasing, and marine container leasing. Each equipment leasing segment engages in short to mid-term operating leases to a variety of customers. The following tables present a summary of the operating segments (in thousands of dollars):

                                           Marine                                    Marine
    For the three months ended             Vessel    Aircraft  Railcar    Trailer   Container
        September 30, 2001                Leasing    Leasing   Leasing    Leasing    Leasing    Other(1)   Total
    ------------------------------------  ---------  --------  ---------  --------- ---------- ---------  ---------

    REVENUES
      Lease revenue                       $  1,741   $ 1,014   $    849   $   298   $  1,239   $     --  $  5,141
      Interest income and other                 41        --         --        --         --        166       207
      Gain on disposition of equipment          --        --                   --          4         --         4
                                          ------------------------------------------------------------------------
        Total revenues                       1,782     1,014        849       298      1,243        166     5,352

    COSTS AND EXPENSES
      Operations support                       910        10        153       128         19         16     1,236
      Depreciation and amortization            444       386        323       100      1,081          4     2,338
      Interest expense                          --        --         --        --         --        416       416
      Management fees to affiliate              87        51         56        15         62         --       271
      General and administrative expenses       10         1         27        57         (8)       169       256
                                          ------------------------------------------------------------------------
        Total costs and expenses             1,451       448        559       300      1,154        605     4,517
                                          ------------------------------------------------------------------------
      Equity in net loss of USPEs              (57)     (174)        --        --         --         --      (231)
                                          ------------------------------------------------------------------------
        Net income (loss)                 $    274   $   392   $    290   $    (2)  $     89   $   (439) $    604
                                          ========================================================================

    Total assets as of September 30, 2001 $ 10,323   $ 4,057   $  8,788   $ 2,442   $ 25,101   $ 17,894  $ 68,605
                                          ========================================================================


                                           Marine                                    Marine
    For the three months ended             Vessel    Aircraft  Railcar    Trailer   Container
        September 30, 2000                Leasing    Leasing   Leasing    Leasing    Leasing    Other(1)   Total
    ------------------------------------  ---------  --------  ---------  --------- ---------- ---------  ---------

   REVENUES
      Lease revenue                       $  1,758   $ 1,014   $    921   $ 1,086   $  1,041   $     --  $  5,820
      Interest income and other                 --        --         --        --         --         44        44
      Gain on disposition of equipment          --        --         49     2,063         --         --     2,112
                                          ------------------------------------------------------------------------
        Total revenues                       1,758     1,014        970     3,149      1,041         44     7,976

    COSTS AND EXPENSES
      Operations support                       969         8        157       315          2         10     1,461
      Depreciation and amortization          1,155       579        375       368        952          5     3,434
      Interest expense                          --        --         --        --         --        463       463
      Management fees to affiliate              75        50         66        54         72         --       317
      General and administrative expenses       17         3          4       276         --        184       484
                                          ------------------------------------------------------------------------
        Total costs and expenses             2,216       640        602     1,013      1,026        662     6,159
                                          ------------------------------------------------------------------------
      Equity in net loss of USPEs              (77)      (24)        --        --         --         --      (101)
                                          ------------------------------------------------------------------------
        Net income (loss)                 $   (535)  $   350   $    368   $ 2,136   $     15   $   (618) $  1,716
                                          ========================================================================

    Total assets as of September 30, 2000 $ 23,781   $ 7,490   $ 10,229   $ 2,987   $ 26,850   $  4,416  $ 75,753
                                          ========================================================================


(1) Includes certain assets not identifiable to a particular segment, such as cash, prepaid expenses, and deferred charges. Also includes interest income and costs not identifiable to a particular segment, such as, interest expense, certain amortization, general and administrative, and operations support expenses.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A DELAWARE LIMITED LIABILITY COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7.   OPERATING SEGMENTS (continued)

                                           Marine                                    Marine
    For the nine months ended              Vessel    Aircraft  Railcar    Trailer   Container
        September 30, 2001                Leasing    Leasing   Leasing    Leasing    Leasing    Other(1)   Total
    ------------------------------------  ---------  --------  ---------  --------- ---------- ---------  ---------

    REVENUES
      Lease revenue                       $  3,740   $ 3,043   $  2,524   $   828   $  4,038   $     --  $ 14,173
      Interest income and other                 41        34         --        --         --        547       622
      Gain on disposition of equipment         963        --          8         8          4         --       983
                                          ------------------------------------------------------------------------
        Total revenues                       4,744     3,077      2,532       836      4,042        547    15,778

    COSTS AND EXPENSES
      Operations support                     2,489        21        473       404         56         93     3,536
      Depreciation and amortization          1,332     1,543        968       301      3,496         13     7,653
      Interest expense                          --        --         --        --         --      1,223     1,223
      Management fees to affiliate             187       152        168        42        202         --       751
      General and administrative expenses       45        19         44       144         --        733       985
                                          ------------------------------------------------------------------------
        Total costs and expenses             4,053     1,735      1,653       891      3,754      2,062    14,148
                                          ------------------------------------------------------------------------
      Equity in net income of USPEs            234       538         --        --         --         --       772
                                          ------------------------------------------------------------------------
        Net income (loss)                 $    925   $ 1,880   $    879   $   (55 ) $    288   $ (1,515 )$  2,402
                                          ========================================================================

    Total assets as of September 30, 2001 $ 10,323   $ 4,057   $  8,788   $ 2,442   $ 25,101   $ 17,894  $ 68,605
                                          ========================================================================


                                           Marine                                    Marine
    For the nine months ended              Vessel    Aircraft  Railcar    Trailer   Container
        September 30, 2000                Leasing    Leasing   Leasing    Leasing    Leasing    Other(1)   Total
    ------------------------------------  ---------  --------  ---------  --------- ---------- ---------  ---------

    REVENUES
      Lease revenue                       $  5,730   $ 3,043   $  2,783   $ 3,169   $  2,671   $     --  $ 17,396
      Interest income and other                  1         2         --        --         --        301       304
      Gain on disposition of equipment          --        --         49     2,069         --         --     2,118
                                          ------------------------------------------------------------------------
        Total revenues                       5,731     3,045      2,832     5,238      2,671        301    19,818

    COSTS AND EXPENSES
      Operations support                     2,453        26        436       792          5         29     3,741
      Depreciation and amortization          3,466     1,736      1,128     1,106      2,282         13     9,731
      Interest expense                          --        --         --        --         --      1,379     1,379
      Management fees to affiliate             286       152        184       183        134         --       939
      General and administrative expenses       68         7         65       692          1        607     1,440
                                          ------------------------------------------------------------------------
        Total costs and expenses             6,273     1,921      1,813     2,773      2,422      2,028    17,230
                                          ------------------------------------------------------------------------
      Equity in net loss of USPEs             (275)      (70)        --        --         --         --      (345)
                                          ------------------------------------------------------------------------
        Net income (loss)                 $   (817)  $ 1,054   $  1,019   $ 2,465   $    249   $ (1,727) $  2,243
                                          ========================================================================

    Total assets as of September 30, 2000 $ 23,781   $ 7,490   $ 10,229   $ 2,987   $ 26,850   $  4,416  $ 75,753
                                          ========================================================================

(1) Includes certain assets not identifiable to a particular segment, such as cash, prepaid expenses, and deferred charges. Also includes interest income and costs not identifiable to a particular segment, such as, interest expense, certain amortization, general and administrative, and operations support expenses.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A DELAWARE LIMITED LIABILITY COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

8. NET INCOME PER WEIGHTED-AVERAGE CLASS A UNIT

Net income per weighted-average Class A unit was computed by dividing net income attributable to Class A members by the weighted-average number of Class A units deemed outstanding during the period. The weighted-average number of Class A units deemed outstanding during the three and nine months ended September 30, 2001 was 4,971,311 units. The weighted-average number of Class A units deemed outstanding during the three and nine months ended September 30, 2000 were 4,971,311 units and 4,972,178 units, respectively.

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

As of September 30, 2001, no eligible borrower had any outstanding borrowings under the warehouse facility.

10. CONTINGENCIES

The Fund is involved as plaintiff or defendant in various legal actions incidental to its business. Management does not believe that any of these actions will be material to the financial condition or results of operations of the Fund.









                    (This space is intentionally left blank.)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I) RESULTS OF OPERATIONS

COMPARISON OF THE PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.'S (THE FUND'S) OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000


Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment decreased during the third quarter of 2001, compared to the same quarter of 2000. Gains or losses from the sale of equipment, interest and other income and certain expenses such as depreciation and amortization and general and administrative expenses relating to the operating segments (see Note 7 to the unaudited condensed financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

(A) Owned Equipment Operations

                                                     For the Three Months
                                                     Ended September 30,
                                                    2001             2000
                                                  ---------------------------

Marine containers                                 $ 1,220          $ 1,039
Aircraft                                            1,004            1,006
Railcars                                              696              764
Marine vessels                                        831              789
Trailers                                              170              771

Marine containers: Marine container lease revenues and direct expenses were $1.2 million and $19,000, respectively, for the third quarter of 2001, compared to $1.0 million and $2,000, respectively, during the same quarter of 2000. Marine container lease revenues increased $0.2 million during the third quarter of 2001, compared to the same period in 2000, due to the purchase of marine containers in 2000 and 2001.

Aircraft: Aircraft lease revenues and direct expenses were $1.0 million and $10,000, respectively, for the third quarter of 2001, compared to $1.0 million and $8,000, respectively, during the same quarter of 2000. Aircraft contribution was approximately the same in the comparable periods due to the stability of the aircraft fleet.

Railcars: Railcar lease revenues and direct expenses were $0.8 million and $0.2 million, respectively, for the third quarter of 2001, compared to $0.9 million and $0.2 million, respectively, during the same quarter of 2000. Lease revenues decreased $0.1 million during the third quarter 2001 compared to the same period of 2000 primarily due to lower lease revenues on railcars whose lease expired during 2001 that were re-leased at a lower lease rate.

Marine vessels: Marine vessel lease revenues and direct expenses were $1.7 million and $0.9 million, respectively, for the third quarter of 2001, compared to $1.8 million and $1.0 million, respectively, during the same quarter of 2000.

Lease revenues decreased $0.8 million during the three months ended September 30, 2001 compared to the same period in 2000 due to the sale of three marine vessels during 2001 and 2000. The decrease caused by the sales was offset, in part, by an increase of $0.8 million in lease revenues on the remaining marine vessel due to a higher lease rate earned on this marine vessel compared to the same period of 2000.

Direct expenses decreased $0.1 million in the three months ended September 30, 2001 compared to the same period in 2000. A decrease of $0.3 million in direct expenses was caused by the sale of three marine vessels during 2001 and 2000 and a decrease of $0.2 million in direct expenses was due to lower repairs and maintenance compared to the same period in 2000 for remaining marine vessel. The decreases were offset in part, by an increase of $0.4 million due to higher operating expenses compared to the same period in 2000 for remaining marine vessel.

Trailers: Trailer lease revenues and direct expenses were $0.3 million and $0.1 million, respectively, for the third quarter of 2001, compared to $1.1 million and $0.3 million, respectively, during the same quarter of 2000. Lease revenue decreased $0.8 million in the third quarter of 2001 compared to the same period in 2000 due to the sale of 39% of the Fund's trailers during 2000. The trailers that were sold were newer and earned a higher lease rate than the trailers that were retained. In addition, lease revenue decreased $32,000 due to lower utilization on the remaining trailer fleet. Direct expenses decreased $0.2 million in the third quarter of 2001 compared to the same period in 2000 due to the sale of the Fund's trailers during 2000.

(B) Interest and Other Income

Interest and other income increased $0.2 million due to higher average cash balances in the third quarter of 2001 compared to the same period in 2000.

(C) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $3.3 million for the three months ended September 30, 2001 decreased from $4.7 million for the same period in 2000.

     (i) A $1.1 million decrease in depreciation and amortization expenses from 2000 levels resulted from a $0.5 million decrease due to the use of the double-declining balance depreciation method which results in greater depreciation the first years an asset is owned and a decrease of $0.9 million resulting from the sale of equipment during 2001 and 2000. These decreases were partially offset by an increase of $0.3 million in depreciation expense resulting from the purchase of equipment during 2000 and 2001.

     (ii) A $0.2 million decrease in general and administrative expenses during the three months ended September 30, 2001 compared to the same period of 2000 was due to lower costs of $0.2 million resulting from the sale of the Fund's trailers during 2000.

     (ii) A $47,000 decrease in interest expense was due to lower average borrowings outstanding during the quarter ended September 30, 2001 compared to the same period in 2000. In December 2000, the Fund paid the annual principal payment of $3.0 million on the note payable.

     (iv )A $46,000 decrease in management fees to affiliate was due to lower lease revenues on owned equipment in 2001 compared to 2000.

(D) Net Gain on Disposition of Owned Equipment

The net gain on disposition of equipment for the third quarter of 2001 totaled $4,000 which resulted from the sale of marine containers with an aggregate net book value of $4,000, for $8,000. Net gain on disposition of equipment for the third quarter of 2000 totaled $2.1 million which resulted from the sale of trailers and railcars with an aggregate net book value of $5.3 million, for $7.4 million.

(E) Equity in Net Loss of Unconsolidated Special-Purpose Entities (USPEs)

Net loss generated from the operation of jointly-owned assets accounted for under the equity method of accounting is shown in the following table by equipment type (in thousands of dollars).

                                                                           For the Three Months
                                                                           Ended September 30,
                                                                          2001             2000
                                                                        ---------------------------
Marine vessel                                                           $   (57)         $   (77)
Aircraft                                                                   (174)             (24)
                                                                        ---------------------------
       Equity in Net Loss of USPEs                                      $  (231)         $  (101)
                                                                        ===========================

Marine vessel: During 2001, the Fund sold its interest in an entity that owned a marine vessel. During the three months ended September 30, 2001, no lease revenues were earned, however, this entity did incur direct expenses and administrative expenses of $0.1 million. During the same period of 2000, lease revenues of $0.1 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.2 million.

Aircraft: As of September 30, 2001 and 2000, the Fund owned interests in two trusts that each own a commercial aircraft. During the third quarter of 2001, lease revenues of $0.3 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.5 million. During the same period in 2000, aircraft lease revenues were $0.5 million which were offset by expenses of $0.6 million.

Lease revenues decreased $0.2 million in the quarter ended September 30, 2001 compared to the same period of 2000 due to the reduction in the lease rate of both MD-82's as part of a new lease agreement of these commercial aircraft.

The decrease in depreciation expense, direct expenses, and administrative expenses of $0.1 million was due to lower depreciation expense as the result of the double declining-balance method of depreciation which results in greater depreciation in the first years an asset is owned.

(F) Net Income

As a result of the foregoing, the Fund had net income of $0.6 million for the third quarter of 2001, compared to net income of $1.7 million during the same period of 2000. The Fund's ability to acquire, operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Fund's performance in the third quarter of 2001 is not necessarily indicative of future periods. In the third quarter of 2001, the Fund distributed $1.2 million to Class A members, or $0.25 per weighted-average Class A unit.

COMPARISON OF THE FUND'S OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

(A) Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment decreased during the nine months ended September 30, 2001 compared to the same period of 2000. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                                                        For the Nine Months
                                                        Ended September 30,
                                                       2001             2000
                                                     ---------------------------

Marine containers                                    $ 3,982          $ 2,666
Aircraft                                               3,022            3,017
Railcars                                               2,051            2,347
Marine vessels                                         1,251            3,277
Trailers                                                 424            2,377

Marine containers: Marine container lease revenues were $4.0 million and $0.1 million, respectively, for the nine months ended September 30, 2001, compared to $2.7 million and $5,000, respectively, during the same period of 2000. Marine container contribution increased in the nine months ended September 30, 2001, compared to the same period of 2000 due to the purchase of marine containers in 2000 and 2001.

Aircraft: Aircraft lease revenues and direct expenses were $3.0 million and $21,000, respectively, for the nine months ended September 30, 2001, compared to $3.0 million and $26,000, respectively, during the same period of 2000. Aircraft contribution remained approximately the same due to the stability of the aircraft fleet.

Railcars: Railcar lease revenues and direct expenses were $2.5 million and $0.5 million, respectively, for the nine months ended September 30, 2001, compared to $2.8 million and $0.4 million, respectively, during the same period of 2000. Lease revenues decreased $0.3 million during the nine months ended September 30, 2001 compared to the same period of 2000 primarily due to lower lease revenues on railcars whose lease expired during 2001 that were re-leased at a lower lease rate.

Marine vessels: Marine vessel lease revenues and direct expenses were $3.7 million and $2.5 million, respectively, for the nine months ended September 30, 2001, compared to $5.7 million and $2.5 million, respectively, during the same period of 2000.

Lease revenues decreased $2.0 million in the nine months ended September 30, 2001 compared to the same period in 2000. Lease revenues decreased $2.9 million during the nine months ended September 30, 2001 compared to the same period in 2000 due to the sale of three marine vessels during 2001 and 2000. The decrease caused by the sales was offset, in part, by an increase of $0.9 million in lease revenues on the remaining marine vessel due to a higher lease rate earned on this marine vessel in the nine months ended September 30, 2001 compared to the same period of 2000.

Direct expenses increased $36,000 in the nine months ended September 30, 2001 compared to the same period in 2000. An increase of $0.2 million in direct expenses was due to higher repairs and maintenance and an increase of $0.7 million was due to higher operating expenses for remaining marine vessel compared to the same period in 2000. These increases in direct expenses were offset by a decrease of $0.9 million in direct expenses caused by the sale of three marine vessels during 2001 and 2000.

Trailers: Trailer lease revenues and direct expenses were $0.8 million and $0.4 million, respectively, for the nine months ended September 30, 2001, compared to $3.2 million and $0.8 million, respectively, during the same period of 2000. Lease revenue decreased $2.2 million in the nine months ended September 30, 2001 compared to the same period in 2000 due to the sale of 39% of the Fund's trailers during 2000. The trailers that were sold were newer and earned a higher lease rate than the trailers that were retained. In addition, lease revenue decreased $0.2 million due to lower utilization on the remaining trailer fleet. Expenses decreased in the nine months ended September 30, 2001 compared to the same period in 2000 due to the sale of the Fund's trailers during 2000.

(B) Interest and Other Income

Interest and other income increased $0.3 million due to higher average cash balances in the nine months ended September 30, 2001, compared to the same period in 2000.

(C) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $10.6 million for the nine months ended September 30, 2001 decreased from $13.5 million for the same period in 2000. Significant variances are explained as follows:

     (i) A $2.1 million decrease in depreciation and amortization expenses from 2000 levels resulted from a $1.1 million decrease due to the use of the double-declining balance depreciation method which results in greater depreciation the first years an asset is owned and a decrease of $2.6 million resulting from the sale of equipment. These decreases were partially offset by an increase of $1.6 million in depreciation expense from the purchase of equipment during 2000 and 2001.

     (ii) A $0.5 million decrease in general and administrative expenses during the nine months ended September 30, 2001 compared to the same period of 2000 was due to lower costs of $0.5 million resulting from the sale of the Fund's trailers and $0.1 million resulting from the sale of owned marine vessels during 2001 and 2000. These decreases were partially offset by an increase of $0.1 million resulting from an increase in professional services during the nine months ended September 30, 2001 compared to the same period of 2000.

     (iii) A $0.2 million decrease in interest expense was due to lower average borrowings outstanding during the nine months ended September 30, 2001, compared to the same period in 2000. In December 2000, the Fund paid the first annual principal payment of $3.0 million on the note payable.

     (iv) A $0.2 million decrease in management fees to affiliate was due to lower lease revenues on owned equipment in 2001 compared to 2000.

(D) Net Gain on Disposition of Owned Equipment

The net gain on disposition of equipment for the nine months ended September 30, 2001 totaled $1.0 million which resulted from the sale of a marine vessel, marine containers, trailers, and railcars with an aggregate net book value of $3.2 million, for $4.2 million. Net gain on disposition of equipment for the nine months ended September 30, 2000 totaled $2.1 million which resulted from the sale of trailers and railcars with an aggregate net book value of $5.3 million, for $7.4 million.

(E) Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method of accounting is shown in the following table by equipment type (in thousands of dollars).

                                                                           For the Nine Months
                                                                           Ended September 30,
                                                                          2001             2000
                                                                        ---------------------------

Aircraft                                                                $   538          $   (70)
Marine vessel                                                               234             (275)
                                                                        ---------------------------
       Equity in Net Income (Loss) of USPEs                             $   772          $  (345)
                                                                        ===========================

Aircraft: As of September 30, 2001 and 2000, the Fund owned interests in two trusts that each own a commercial aircraft. During the nine months ended September 30, 2001, aircraft lease revenues of $1.2 million and other income of $0.8 million were offset by depreciation expense, direct expenses, and administrative expenses of $1.4 million. During the nine months ended September 30, 2000, aircraft lease revenues were $1.6 million offset by depreciation expense, direct expenses, and administrative expenses of $1.7 million.

Lease revenues decreased $0.4 million due to the reduction in the lease rate of both MD-82's as part of a new lease agreement of these commercial aircraft. Other income increased $0.8 million during the nine months ended September 30, 2001 due to the recognition of an engine reserve liability as income upon termination of the previous lease agreement. A similar event did not occur during the same period of 2000.

The decrease in depreciation expense, direct expenses, and administrative expenses of $0.2 million was due to lower depreciation expense as the result of the double declining-balance method of depreciation which results in greater depreciation in the first years an asset is owned.

Marine vessel: As of September 30, 2001 and 2000, the Fund had an interest in an entity that owned a marine vessel. During the nine months ended September 30, 2001, lease revenues of $0.4 million and the gain of $0.3 million from the sale of a marine vessel entity in which the Fund owned an interest were offset by depreciation expense, direct expenses, and administrative expenses of $0.4 million. During the same period of 2000, lease revenues of $0.4 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.7 million.

Lease revenues, depreciation expense, direct expenses, and administrative expenses deceased during the nine months ended September 30, 2001 compare to the same period of 2000 due to the sale of the Fund's interest in an entity owning a marine vessel.

(F) Net Income

As a result of the foregoing, the Fund had net income of $2.4 million for the nine months ended September 30, 2001, compared to net income of $2.2 million during the same period of 2000. The Fund's ability to acquire, operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Fund's performance in the nine months ended September 30, 2001 is not necessarily indicative of future periods. In the nine months ended September 30, 2001, the Fund distributed $4.4 million to Class A members, or $0.88 per weighted-average Class A unit.

(II) FINANCIAL CONDITION -- CAPITAL RESOURCES AND LIQUIDITY

For the nine months ended September 30, 2001, the Fund generated operating cash of $8.9 million (net cash provided by operating activities plus non-liquidating distributions from USPEs) to meet its operating obligations and make distributions (total for nine months ended September 30, 2001 of $5.2 million) to the partners.

During the nine months ended September 30, 2001, the Fund purchased marine containers for $2.3 million.

During the nine months ended September 30, 2001, the Fund disposed of a marine vessel, marine containers, trailers, and railcars for an aggregate net book value of $3.2 million for $4.2 million.

Accounts receivable increased $1.0 million during the nine months ended September 30, 2001 due to the timing of cash receipts.

Investments in USPEs decreased $2.0 million during the nine months ended September 30, 2001. Decreases to the Fund's investments in USPEs were due to the receipt of $1.8 million in cash distributions from the USPEs and the receipt of $0.9 million in liquidating proceeds resulting from the sale of the Fund's interest in an entity that owned a marine vessel. These decreases were partially offset by $0.8 million of income that was recorded from the Fund's equity interests in USPEs.

Accounts payable increased $0.4 million during the nine months ended September 30, 2001 due to the timing of payments to vendors.

Due to affiliates decreased $0.7 million during the nine months ended September 30, 2001. The decrease was primarily due to the payment of amounts due to an affiliated USPE.

Cash distributions of $0.8 million, related to the results from the third quarter of 2001, will be paid during the fourth quarter of 2001.

The lessee of four Boeing  737-200  commercial  aircraft,  one of which has been involved in a crash (see Note 5 to the unaudited condensed financial statements), has notified the Manager of their intention to return the remaining aircraft. The lessee has not remitted the September and October 2001 lease payments due to the Fund. The Fund has a security deposit from this lessee that could be used to pay a portion of the amount due. During October 2001, the Manager sent a notification of default to the lessee. The lease, with an expiration date of October 2002, has certain return condition requirements for each of the remaining aircraft. As of November 9, 2001, the Manager does not know the condition of the remaining aircraft that are still flying.

Debt financing:

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

As of November 9, 2001, no eligible borrower has any outstanding borrowings.

The Manager is currently in discussions with the lenders of the warehouse credit facility to lower the amount available to be borrowed under the facility from $15.0 million to $10.0 million.

(III) OUTLOOK FOR THE FUTURE

The primary objective of the Fund through the end of the reinvestment phase is to maximize the long-term return on the partner's investment. The Manager believes this can be achieved through making additional investments with cash flow generated from operation in equipment that can be readily leased or has the possibility for appreciation in value.

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

2. Railcar loadings in North America for the nine months ended September 30, 2001 were below those of 2000. This decrease has led to lower utilization and lower contribution to the Fund as existing leases expire and renewal leases are negotiated.

3. The cost of new marine containers have been at historic lows for the past several years which has caused downward pressure on per diem lease rates for this type of equipment.

4. The tragic events of September 11, 2001 have significantly impacted the commercial airline industry and consequently the demand for commercial aircraft. The Manager expects the Fund to be affected as a result of the excess supply of off-lease aircraft now available in the market, as well as the weakened financial strength of the Fund's aircraft lessees. No direct damage occurred to any of the Fund's aircraft as a result of these events and the Manager is currently unable to determine the long-term effects, if any, these events may have on the Fund's aircraft. As of September 30, 2001, substantially all of the Fund's lease receivables remain current for owned aircraft and the Fund's interests in trusts that own commercial aircraft.

The unpredictability of some of these factors, or of their occurrence, makes it difficult for the Manager to clearly define trends or influences that may impact the performance of the Fund's equipment.

The ability of the Fund to realize acceptable lease rates on its equipment in the different equipment markets is contingent on many factors, such as specific market conditions and economic activity, technological obsolescence, and government or other regulations. The unpredictability of some of these factors, or of their occurrence, makes it difficult for the Manager to clearly define trends or influences that may impact the performance of the Fund's equipment. The Manager continually monitors both the equipment markets and the performance of the Fund's equipment in these markets. The Manager may decide to reduce the Fund's exposure to equipment markets in which it determines it cannot operate equipment to achieve acceptable rates of return. Alternatively, the Manager may make a determination to enter equipment markets in which it perceives opportunities to profit from supply/demand instabilities or other market imperfections.

The Fund intends to use excess cash flow, if any, after payment of operating expenses, the maintenance of working capital reserves, and cash distributions to the members, to acquire additional equipment during the first nine years of the Fund's operations which ends on December 31, 2002. The Manager believes these acquisitions may cause the Fund to generate additional earning and cash flow for the Fund.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Fund's primary market risk exposure is that of currency devaluation risk. During the nine months ended September 30, 2001, 78% of the Fund's total lease revenues from wholly-and jointly-owned equipment came from non-United States domiciled lessees. Most of the leases require payment in United States (U.S.) currency. If these lessee's currency devalues against the U.S. dollar, the lessees could encounter difficulty in making the U.S. dollar denominated lease payment.

























                      (This space intentionally left blank)

                           PART II - OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
           --------------------------------

           (a)    Exhibits

                  None.

           (b)    Reports on Form 8-K

                  Report dated September 5, 2001 announcing the engagement of Deloitte & Touche LLP as the Fund's auditors and the dismissal of KPMG, LLP.

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


                                   PROFESSIONAL LEASE MANAGEMENT
                                   INCOME FUND I, L.L.C.
                                   By:  PLM Financial Services, Inc.
                                        Manager



Date: November 12, 2001            By: /s/ Stephen M. Bess
                                   ----------------------------
                                      Stephen M. Bess
                                      President and
                                      Current Chief Accounting Officer