Form 10-K
period 2001-12-31
PROFESSIONAL LEASE MANAGEMENT INCOME FUND I LLC
filed 2002-03-27
CIK 928956

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------
                                    FORM 10-K


     [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2001.

     [ ]  Transition  Report  Pursuant to Section 13 or 15(d) of the  Securities
          Exchange Act of 1934 For the transition period from      to

                         Commission file number 0-28376
                             -----------------------



               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.

             (Exact name of registrant as specified in its charter)


                   Delaware                                   94-3209289
        (State or other jurisdiction of                    (I.R.S. Employer
        incorporation or organization)                    Identification No.)

             120 Montgomery Street
         Suite 1350, San Francisco, CA                           94104
   (Address of principal executive offices)                   (Zip code)


        Registrant's telephone number, including area code (415) 445-3201
                             -----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Aggregate market value of voting stock:  N/A
                                         ---

An index of exhibits filed with this Form 10-K is located at page 23.

Total number of pages in this report:  63.

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

The offering of units of the Fund closed on May 13, 1996. As of December 31, 2001, there were 4,971,311 units outstanding. The Manager contributed $100 for its Class B Member interest in the Fund. The Manager paid out of its own corporate funds (as a capital contribution to the Fund) all organization and syndication expenses incurred in connection with the offering; therefore, 100% of the net cash proceeds received by the Fund from the sale of Class A Units were used to purchase equipment and establish any required cash reserves.

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

Table 1, below, lists the equipment and the original cost of equipment in the Fund's portfolio and the Fund's proportional share of equipment owned by unconsolidated special-purpose entities, as of December 31, 2001 (in thousands of dollars):


                                     TABLE 1

 Units                  Type                                         Manufacturer                         Cost
-----------------------------------------------------------------------------------------------------------------------

Owned equipment held for operating leases:

  14,691   Marine containers                           Various                                      $        30,061
      84   Refrigerated marine containers              Various                                                1,344
       3   737-200A stage II commercial
              aircraft                                 Boeing                                                15,358
     347   Pressurized tank railcars                   Various                                                9,262
      97   Covered hopper railcars                     Various                                                5,281
     245   Box railcars                                Various                                                4,952
       1   Oil tanker marine vessel                    Hyundai                                               17,000
     437   Piggyback trailers                          Various                                                6,575
                                                                                                    -------------------
               Total owned equipment held for operating leases                                      $       89,833 (1)
                                                                                                    ===================

Equipment owned by unconsolidated special-purpose entities:

    0.50   Trust owning an MD-82
             stage III commercial aircraft             McDonnell Douglas                            $        7,775 (2)
    0.50   Trust owning an MD-82
             stage III commercial aircraft             McDonnell Douglas                                     6,825 (2)
                                                                                                    -------------------
               Total investments in unconsolidated special-purpose entities                         $       14,600 (1)
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

Equipment is generally leased under operating leases for a term of one to six years except for the marine vessel which is usually leased for less than one year. Some of the Fund's marine containers are leased to operators of utilization-type leasing pools, which include equipment owned by unaffiliated parties. In such instances, revenues received by the Fund consist of a specified percentage of revenues generated by leasing the pooled equipment to sublessees, after deducting certain direct operating expenses of the pooled equipment. The remaining Fund marine containers are leased based on a fixed rate. Lease revenues for intermodal trailers are based on a per-diem lease in the free running interchange with the railroads. Rents for all other equipment are based on fixed rates.

The lessees of the equipment include but are not limited to: American Airlines, Capital Lease, Ltd., Cronos Containers, Norfolk Southern Railway Corp., Terra Nitrogen Company, and Varig South America.

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

(2) Manufacturers and Equipment Lessors

The Fund competes with equipment manufacturers who offer operating leases and full payout leases. Manufacturers may provide ancillary services that the Fund cannot offer, such as specialized maintenance services (including possible substitution of equipment), training, warranty services, and trade-in privileges.

The Fund also competes with many equipment lessors, including ACF Industries, Inc. (Shippers Car Line Division), GATX Corporation, General Electric Railcar Services Corporation, General Electric Capital Aviation Services Corporation, Xtra Corporation, and other investment programs that lease the same types of equipment.

(D) Demand

The Fund currently operates in the following operating segments: marine containers leasing, commercial aircraft leasing, railcar leasing, marine vessel leasing, and intermodal trailer leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers. The Fund's equipment and investments are primarily used to transport materials and commodities, except for those aircraft leased to passenger air carriers.

The following section describes the international and national markets in which the Fund's capital equipment operates:

(1) Marine Containers

The Fund has acquired new standard dry cargo containers and placed this equipment either on mid-term leases or into revenue-sharing agreements. These investments were at the time opportunistically driven by the historically low acquisition prices then available in the market. The Fund was able to acquire these containers in the $1,500 to $1,600 range for a standard 20-foot container; historically, similar equipment had been sold in the $2,000 range. During 2001 new container prices and market lease rates have continued to decline.

During 2001 new container prices and market lease rates have continued to decline. The primary reason for this decline is the worldwide recession and attendant slowdown in exports to the United States (US), mostly from the Far East. This trend was further exacerbated by the events of September 11, 2001. Those containers placed on mid-term leases are protected from these market trends, whereas those containers in revenue-sharing agreements have seen reduced earnings.

(2) Commercial Aircraft

Prior to September 11, 2001, Boeing and Airbus Industries predicted that the rate of growth in the demand for air transportation services would be relatively robust for the next 20 years. Boeing's prediction was that the demand for passenger services would grow at an average rate of about 5% per year and the demand for cargo traffic would grow at about 6% per year during such period.
Airbus' numbers were largely the same at 5% and 6%, respectively. Neither manufacturer has released new long-term predictions; however, both have confirmed lower production rates as well as substantial reductions in their work forces. Both manufacturers experienced significant reductions in the numbers of new orders for the year 2001 (through the end of November), with Boeing reporting 294 (as compared to 611 the previous year) and Airbus reporting 352 (as compared to 520 for the previous year).

Current Market: It is to be noted that even prior to the events on September 11, 2001, the worldwide airline industry experienced negative traffic growth, which in itself is unprecedented in peace time (it also happened during and after the Gulf War). The tragic events of September 11, 2001 have resulted in an unprecedented market situation for used commercial aircraft. The major carriers in the Unites States have grounded (or are in the process of grounding) approximately 20% of their fleets, causing the imbalance between supply and demand for aircraft seats to be exacerbated. In short the market for used commercial aircraft is more negatively impacted than ever and in un-chartered territory. The Fund's portfolio of aircraft has been severely impacted.

The Fund owns three Boeing 737-200 aircraft. The lease for these aircraft expires on October 30, 2002. The lessee of these aircraft is four months in arrears with its lease payments and has notified the Manager that it wants to return the aircraft. The market for Boeing 737-200 aircraft is very soft and the credit quality of the airlines interested in this type of aircraft is, generally speaking, poor. The Fund also owns 50% of two MD-82 aircraft, which are on long-term lease to a major US carrier at market rates.

(3) Railcars

(a) Pressurized Tank Railcars

Pressurized tank cars are used to transport liquefied petroleum gas (natural gas) and anhydrous ammonia (fertilizer). The US markets for natural gas are industrial applications, residential use, electrical generation, commercial applications, and transportation. Natural gas consumption is expected to grow over the next few years as most new electricity generation capacity planned for is expected to be natural gas fired. Within the fertilizer industry, demand is a function of several factors, including the level of grain prices, status of government farm subsidy programs, amount of farming acreage and mix of crops planted, weather patterns, farming practices, and the value of the US dollar. Population growth and dietary trends also play an indirect role.

On an industry-wide basis, North American carloadings of the commodity group that includes petroleum and chemicals decreased over 5% compared to 2000. Even with this decrease in industry-wide demand, the utilization of this type of railcar within the Fund continued to be in the 98% range through 2001.

(b) Covered Hopper (Grain) Railcars

Demand for covered hopper railcars, which are specifically designed to service the grain industry, continued to experience weakness during 2001; carloadings were down 2% compared to 2000 volumes. The US agribusiness industry serves a domestic market that is relatively mature, the future growth of which is expected to be consistent but modest. Most domestic grain rail traffic moves to food processors, poultry breeders, and feedlots. The more volatile export business, which accounts for approximately 30% of total grain shipments, serves emerging and developing nations. In these countries, demand for protein-rich foods is growing more rapidly than in the US, due to higher population growth, a rapid pace of industrialization, and rising disposable income. Other factors contributing to the softness in demand for covered hopper railcars are the large number of new railcars built during the last few years and the improved utilization of covered hoppers by the railroads. As in 2000, covered hopper railcars whose leases expired in 2001 were renewed at lower rental rates. Utilization of the Fund's covered hopper railcars remained 100% during 2001.

(c) Box Railcars

Box railcars are primarily used to transport paper and paper products. Carloadings of forest products in North America decreased over 2% in 2001, when compared to 2000 volumes. Fifty of the Fund's box railcars were off lease throughout 2001. These railcars have a smaller load capacity than those currently in demand for paper service. Depending upon the market for these railcars over the coming months, they will either be offered for sale or re-lease.

(4) Marine Vessel

The Fund owns a product tanker that operates in international markets carrying a variety of commodity-type cargoes. Demand for commodity-based shipping is closely tied to worldwide economic growth patterns, which can affect demand by causing changes in volume on trade routes. The Manager operates the Fund's product tanker in the spot chartering markets, carrying mostly fuel oil and similar petroleum distillates, an approach that provides the flexibility to adapt to changes in market conditions.

The market for product tankers improved throughout most of 2001, with dramatic improvements experienced in the first and second quarters; the market has recently softened. The Fund's product tanker has continued to operate with very little idle time between charters but at lower rates than experienced earlier in the year.

(5) Intermodal (Piggyback) Trailers

Intermodal trailers are used to transport a variety of dry goods by rail on flatcars, usually for distances of over 400 miles. Over the past five years, intermodal trailers have continued to be rapidly displaced by domestic containers as the preferred method of transport for such goods. This displacement occurs because railroads offer approximately 20% lower freight rates on domestic containers compared to trailer rates. During 2001, demand for intermodal trailers was much more volatile than historic norms. Unusually low demand occurred over the second half of the year due to a rapidly slowing economy and low rail freight rates for competing 53-foot domestic containers. Due to the decline in demand, which occurred over the latter half of 2001, shipments for the year, within the intermodal trailer market, declined approximately 10%, compared to the prior year. Average utilization of the entire US intermodal fleet rose from 73% in 1998 to 77% in 1999, and then declined to 75% in 2000 and further declined to a record low of 63% in 2001.

The Manager continued its aggressive marketing program in a bid to attract new customers for the Fund's intermodal trailers during 2001. Even with these efforts, average utilization of the Fund's intermodal trailers for the year 2001 dropped 8% to approximately 73%, still 10% above the national average.

The trend towards using domestic containers instead of intermodal trailers is expected to accelerate in the future. Overall, intermodal trailer shipments are forecast to decline by 10% to 15% in 2002, compared to 2001, due to the anticipated continued weakness of the overall economy. As such, the nationwide supply of intermodal trailers is expected to have approximately 25,000 units in surplus for 2002. For the Fund's intermodal fleet, the Manager will continue to seek to expand its customer base while minimizing trailer downtime at repair shops and terminals. Significant efforts will continue to be undertaken to reduce maintenance costs and cartage costs.

(E) Government Regulations

The use, maintenance, and ownership of equipment are regulated by federal, state, local and/or foreign governmental authorities. Such regulations may impose restrictions and financial burdens on the Fund's ownership and operation of equipment. Changes in government regulations, industry standards, or deregulation may also affect the ownership, operation, and resale of the equipment. Substantial portions of the Fund's equipment portfolio are either registered or operated internationally. Such equipment may be subject to adverse political, governmental, or legal actions, including the risk of expropriation or loss arising from hostilities. Certain of the Fund's equipment is subject to extensive safety and operating regulations, which may require its removal from service or extensive modification of such equipment to meet these regulations, at considerable cost to the Fund. Such regulations include:

     (1) the US Oil Pollution Act of 1990, which established liability for operators and owners of vessels that create environmental pollution. This regulation has resulted in higher oil pollution liability insurance. The lessee of the equipment typically reimburses the Fund for these additional costs;

     (2) the US Department of Transportation's Aircraft Capacity Act of 1990, which limits or eliminates the operation of commercial aircraft in the United States that do not meet certain noise, aging, and corrosion criteria. In addition, under US Federal Aviation Regulations, after December 31, 1999, no person may operate an aircraft to or from any airport in the contiguous United States unless that aircraft has been shown to comply with Stage III noise levels. The Fund has three Stage II aircraft that do not meet Stage III requirements. The cost to install a hush kit to meet quieter Stage III requirements is approximately $2.5 million, depending on the type of aircraft. The Fund's aircraft are in a country that does not have this regulation. Upon lease expiration, these aircraft will either be leased in a country that does not have these regulations or sold;

     (3) the Montreal Protocol on Substances that Deplete the Ozone Layer and the US Clean Air Act Amendments of 1990, which call for the control and eventual replacement of substances that have been found to cause or contribute significantly to harmful effects on the stratospheric ozone layer and that are used extensively as refrigerants in refrigerated marine containers; and

     (4) the US Department of Transportation's Hazardous Materials Regulations which regulates the classification and packaging requirements of hazardous materials which apply particularly to the Fund's tank railcars. The Federal Railroad Administration has mandated that effective July 1, 2000, all tank railcars must be re-qualified every ten years from the last test date stenciled on each railcar to insure tank shell integrity. Tank shell thickness, weld seams, and weld attachments must be inspected and repaired if necessary to re-qualify a tank railcar for service. The average cost of this inspection is $1,800 for non-jacketed tank railcars and $3,600 for jacketed tank railcars, not including any necessary repairs. This inspection is to be performed at the next scheduled tank test and every ten years thereafter. The Fund currently owns 54 non-jacketed tank railcars and 292 jacketed tank railcars of which a total of 292 tank railcars have been inspected to date and no defects have been discovered.

As of December 31, 2001, the Fund was in compliance with the above governmental regulations. Typically, costs related to extensive equipment modifications to meet government regulations are passed on to the lessee of that equipment.

ITEM 2. PROPERTIES

The Fund neither owns nor leases any properties other than the equipment it has purchased or interests in entities which own equipment for leasing purposes. As of December 31, 2001, the Fund owned a portfolio of transportation and related equipment and investments in equipment owned by unconsolidated special-purpose entities (USPEs), as described in Item I, Table 1. The Fund acquired equipment with the proceeds of the Fund offering of $100.0 million, proceeds of debt financing of $25.0 million, and by reinvesting a portion of its operating cash flow in additional equipment.

The Fund maintains its principal office at 120 Montgomery Street, Suite 1350, San Francisco, California 94104. All office facilities are provided by FSI without reimbursement by the Fund.

ITEM 3. LEGAL PROCEEDINGS

The Fund is involved as plaintiff or defendant in various other legal actions incidental to its business. Management does not believe that any of these actions will be material to the financial condition or results of operations of the Fund.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Fund's Members during the fourth quarter of its fiscal year ended December 31, 2001.

                                     PART II

ITEM 5. MARKET FOR THE FUND'S EQUITY AND RELATED UNITHOLDER MATTERS

Pursuant  to the terms of the  operating  agreement,  the  Manager is  generally entitled to a 1% interest in the profits and losses and 15% of cash distributions. The Manager will be specially allocated (i) 100% of the Fund's organizational and offering cost amortization expenses and (ii) income equal to the excess of cash distribution over the Manager's 1% share of net profits. The effect on the Class A Members of this special income allocation will be to increase the net loss or decrease the net profits allocable to the Class A Members by an equal amount. After the investors receive cash distributions equal to their original capital contributions the Manager's interest in the cash distributions of the Fund will increase to 25%. The Manager is the sole holder of such interests. The remaining interests in the profits and losses and distributions of the Fund are owned as of December 31, 2001, by the 5,063 holders of Units in the Fund.

There are several secondary markets in which Class A units trade. Secondary markets are characterized as having few buyers for Class A units and, therefore, are generally viewed as inefficient vehicles for the sale of units. Presently, there is no public market for the units and none is likely to develop. To prevent the units from being considered publicly traded and thereby to avoid taxation of the Fund as an association treated as a corporation under the Internal Revenue Code, the units will not be transferable without the consent of the Manager, which may be withheld in its absolute discretion. The Manager intends to monitor transfers of units in an effort to ensure that they do not exceed the percentage or number permitted by certain safe harbors promulgated by the Internal Revenue Service. A transfer may be prohibited if the intended transferee is not an US citizen or if the transfer would cause any portion of the units of a "Qualified Plan" as defined by the Employee Retirement Income Security Act of 1974 and Individual Retirement Accounts to exceed the allowable limit.

The Fund may redeem a certain number of units each year under the terms of the Fund's operating agreement. The purchase price paid by the Fund for outstanding Class A Units upon redemption will be equal to 105% of the amount Class A Members paid for the Class A Units, less the amount of cash distributions Class A Members have received relating to such Class A Units. The price may not bear any relationship to the fair market value of a Class A Unit. As of December 31, 2001, the Fund has purchased a cumulative total of 28,270 Class A units for a cost of $0.4 million. No Class A units were purchased during 2001. The Manager has decided that it will not purchase any Class A units under the terms of the Fund's operating agreement in 2002. The Manager may purchase additional Class A units on behalf of the Fund in the future.










                      (This space intentionally left blank)

ITEM 6. SELECTED FINANCIAL DATA

Table 2, below, lists selected financial data for the Fund:

                                     TABLE 2

                        For the Years Ended December 31,
         (In thousands of dollars, except weighted-average unit amounts)

                                                  2001         2000          1999          1998           1997
                                             ------------------------------------------------------------------------

 Operating results:
   Total revenues                             $   27,818   $   27,988    $   26,483    $   28,301     $   22,920
   Net gain on disposition of
     equipment                                     7,812        3,956            23         2,759          1,682
   Equity in net income (loss) of
     unconsolidated special-purpose
     entities                                        601         (176)        1,761         2,390          1,453
   Net income (loss)                               8,585        4,821        (2,401)        4,316         (2,052)

 At year-end:
   Total assets                               $   69,243   $   71,683    $   80,533    $   99,635     $  108,524
   Total liabilities                              23,615       28,013        29,935        28,905         29,337
   Note payable                                   19,000       22,000        25,000        25,000         25,000

 Cash distribution                            $    6,627   $   11,701    $   11,690    $   11,765     $   11,763

 Cash distribution representing
    a return of capital to Class A
    members                                   $       --   $    6,880    $    9,930    $    7,405     $    9,998

 Per weighted-average Class A unit:

 Net income (loss)                            $     1.51(1)$     0.62 (1)$    (0.81)(1)$     0.52 (1) $    (0.75) (1)

 Cash distribution                            $     1.11   $     2.00    $     1.99    $     2.00     $     2.00

 Cash distribution representing a return
   of capital to Class A members              $       --   $     1.38    $     1.99    $     1.48     $     2.00


(1)  After reduction of income of $1.0 million ($0.20 per weighted-average Class
     A unit) in 2001, $1.7 million ($0.34 per weighted-average  Class A unit) in
     2000, $1.7 million ($0.33 per weighted-average  Class A unit) in 1999, $1.6 million ($0.33 per weighted-average Class A unit) in 1998, and $1.8 million
     ($0.35 per  weighted-average  Class A unit) in 1997,  representing  special
     allocations   to  the  Manager  (see  Note  1  to  the  audited   financial
     statements).




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

(B) Results of Operations -- Factors Affecting Performance

(1) Re-leasing Activity and Repricing Exposure to Current Economic Conditions

The exposure of the Fund's equipment portfolio to repricing risk occurs whenever the leases for the equipment expire or are otherwise terminated and the equipment must be remarketed. Major factors influencing the current market rate for the Fund's equipment include, but are not limited to, supply and demand for similar or comparable types of transport capacity, desirability of the equipment in the leasing market, market conditions for the particular industry segment in which the equipment is to be leased, overall economic conditions, and various regulations concerning the use of the equipment. Equipment that is idle or out of service between the expiration of one lease and the assumption of a subsequent lease can result in a reduction of contribution to the Fund. The Fund experienced re-leasing or repricing activity in 2001 for its trailer, marine container, marine vessel, and railcar portfolios.

(a) Trailers: The Fund's trailer portfolio operate on per diem leases with short-line railroad systems. The relatively short duration of these leases in these operations exposes the trailers to considerable re-leasing and repricing activity.

(b) Marine containers: Some of the Fund's marine containers are leased to operators of utilization-type leasing pools and, as such, are highly exposed to re-leasing and repricing activity.

(c) Marine vessel: The Fund's owned marine vessel operated in the short-term leasing market throughout 2001. As a result of this, the Fund's owned marine vessel was remarketed several times during 2001 exposing it to re-leasing and repricing activity.

(d) Railcars: This equipment experienced significant re-leasing activity. Lease rates in this market are showing signs of weakness and this has led to lower utilization and lower contribution to the Fund as existing leases expire and renewal leases are negotiated.

(2) Equipment Liquidations

Liquidation of Fund owned equipment and of investments in unconsolidated special-purpose entities (USPEs), unless accompanied by an immediate replacement of additional equipment earning similar rates (see Reinvestment Risk, below), represents a reduction in the size of the equipment portfolio and may result in a reduction of contribution to the Fund.

During 2001, the Fund disposed of owned equipment that included an aircraft, a marine vessel, trailers, railcars, and marine containers for total proceeds of $10.2 million. The Fund also disposed of its interest in a USPE that owned a marine vessel for proceeds of $0.9 million.

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

During 2001, a lessee of three Stage II Boeing 737-200 commercial aircraft notified the Manager of its intention to return these aircraft. The lessee has not remitted four lease payments due to the Fund as of December 31, 2001. The Fund has a security deposit from this lessee that could be used to pay a portion of the amount due. During October 2001, the Manager sent a notification of default to the lessee. The lease, with an expiration date of October 2002, has certain return condition requirements for each of the remaining aircraft. The Manager has recorded an allowance for bad debts for the amount due less the security deposit.

(4) Reinvestment Risk

Reinvestment risk occurs when the Fund cannot generate sufficient surplus cash after fulfillment of operating obligations and distributions to reinvest in additional equipment during the reinvestment phase of the Fund; equipment is disposed of for less than threshold amounts; proceeds from disposition or surplus cash available for reinvestment cannot be reinvested at the threshold lease rates; or proceeds from the dispositions or surplus cash available for reinvestment cannot be deployed in a timely manner.

During the first six years of operations, which ends December 31, 2002, the Fund intends to increase its equipment portfolio by investing surplus cash in additional equipment after fulfilling operating requirements. Subsequent to the end of the reinvestment period, the Fund will continue to operate for an additional two years but will stop reinvesting cash flow and surplus funds, then begin an orderly liquidation over an anticipated two-year period.

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

(5) Equipment Valuation

In accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121), the Manager reviews the carrying values of the Fund's equipment portfolio at least quarterly and whenever circumstances indicate that the carrying value of an asset may not be recoverable due to expected future market conditions. If the projected undiscounted cash flows and the fair market value of the equipment are less than the carrying value of the equipment, a loss on revaluation is recorded. Reductions of $3.9 million to the carrying value of two owned marine vessels were required during 1999. No reductions were required to the carrying value of owned equipment during 2001 and 2000 or partially owned USPE equipment during 2001, 2000, and 1999.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144), which replaces SFAS No. 121. SFAS No. 144 provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets, expands the scope of a discontinued operation to include a component of an entity and eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001.

The Fund will apply the new rules on accounting for the impairment or disposal of long-lived assets beginning in the first quarter of 2002, and they are not anticipated to have an impact on the Fund's earnings or financial position.

(C) Financial  Condition -- Capital  Resources,  Liquidity,  and Unit Redemption
    Plan

The Manager purchased the Fund's equipment portfolio with capital raised from its initial equity offering of $100.0 million and permanent debt financing of $25.0 million. No further capital contributions from Class A Members are permitted under the terms of the Fund's operating agreement. The Fund relies on operating cash flow to meet its operating obligations, make cash distributions to Members, and increase the Fund's equipment portfolio. The total outstanding debt, currently $19.0 million, can be increased with short-term borrowings not to exceed the lesser of $10.0 million or 50% of the aggregate principal amount of the Notes outstanding at the time and the total aggregate debt can not exceed $25.0 million.

For the year ended December 31, 2001, the Fund generated $11.3 million in operating cash (net cash provided by operating activities and non-liquidating cash distributions from USPEs) to meet its operating obligations and make distributions of $6.6 million to the Members.

During the year ended December 31, 2001, the Fund purchased marine containers for $2.3 million.

Restricted cash decrease of $0.3 million during 2001 reflects a decrease in the balance of bank accounts and short-term investments that are subject to withdrawal restrictions per the loan and other legally binding agreements.

Accounts receivable increased $0.2 million during 2001 due to the timing of customer payments.

Allowance for doubtful accounts increased $1.0 million due to the Manager's determination that amounts due from certain lessees may not be collectable.

Investments in USPEs decreased $2.4 million due to cash distributions of $2.1 million to the Fund from the USPEs and liquidation proceeds of $0.9 million to the Fund offset, in part, by income of $0.6 million that was recorded from the Fund's equity interests in USPEs for the year 2001.

Due to affiliates decreased $0.7 million during 2001 due to the payment of amounts due to an affiliated USPE.

Lessee deposits and reserve for repairs decreased $0.8 million during the year 2001 due to the following:

     (i) Lessees' deposits decreased $0.3 million due to deposits that were reclassified to lease revenues during 2001.

     (ii)Reserves for engine repairs decreased $0.3 million due to the transfer of unused engine reserves of $0.8 million to sale proceeds, offset in part by the increase of $0.5 million resulting from additional deposits.

     (iii) Marine vessel dry-docking reserves decreased $0.2 million due to the dry-docking cost of $0.4 million being partially offset by $0.2 million in additional accrual for dry-docking during 2001.

Cash distributions of $0.9 million, related to the results from the fourth quarter of 2001, will be paid during the first quarter of 2002.

The Fund made the required annual debt payment of $3.0 million to the lender of the note payable during 2001.

The Fund has a remaining outstanding balance of $19.0 million on the note payable. The note bears interest at a fixed rate of 7.33% per annum and has a final maturity in 2006. Interest on the note is payable semi-annually. The remainder of the note payable will be repaid in three principal payments of $3.0 million on December 31, 2002, 2003, and 2004 and two principal payments of $5.0 million on December 31, 2005, and 2006. The agreement requires the Fund to maintain certain financial covenants.

In April 2001, PLM International, Inc. (PLMI) entered into a $15.0 million warehouse facility, which is shared with the Fund, PLM Equipment Growth Fund VI, and PLM Equipment Growth & Income Fund VII. During December 2001, this facility was amended to lower the amount available to be borrowed to $10.0 million. The facility provides for financing up to 100% of the cost of the equipment. Outstanding borrowings by one borrower reduce the amount available to each of the other borrowers under the facility. Individual borrowings may be outstanding for no more than 270 days, with all advances due no later than April 12, 2002. Interest accrues either at the prime rate or LIBOR plus 2.0% at the borrower's option and is set at the time of an advance of funds. Borrowings by the Fund are guaranteed by PLMI. This facility expires in April 2002. The Manager believes it will be able to renew the warehouse facility upon its expiration with terms similar to those in the current facility.

As of March 27, 2002, the Fund had no borrowings outstanding under this facility and there were no other borrowings outstanding under this facility by any other eligible borrower.

Pursuant to the terms of the operating agreement, beginning in the fourth quarter of 1998, the Fund may, at the sole discretion of the Manager, redeem up to 2% of the outstanding Class A units each year. The purchase price paid by the Fund for outstanding Class A Units upon redemption will be equal to 105% of the amount Class A Members paid for the Class A Units, less the amount of cash distributions Class A Members have received relating to such Class A Units. The price may not bear any relationship to the fair market value of a Class A Unit. The Manager has decided that it will not purchase any Class A units under the terms of the Fund's operating agreement in 2002. The Manager may purchase additional Class A units on behalf of the Fund in the future.

The Manager has not planned any expenditures, nor is it aware of any contingencies that would cause it to require any additional capital to that mentioned above.

(D) Results of Operations -- Year to Year Detail Comparison

(1) Comparison of the Fund's Operating Results for the Years Ended December 31, 2001 and 2000

(a) Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment decreased during the year ended December 31, 2001, compared to 2000. Gains or losses from the sale of equipment, interest and other income and certain expenses such as depreciation and amortization and general and administrative expenses relating to the operating segments (see Note 5 to the audited financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                                                        For the Years
                                                      Ended December 31,
                                                    2001             2000
                                                  ---------------------------

        Marine containers                        $ 5,124          $ 4,095
        Aircraft                                   3,946            4,022
        Railcars                                   2,686            3,043
        Marine vessels                             1,835            3,914
        Trailers                                     614            2,587

Marine containers: Marine container lease revenues were $5.2 million and $0.1 million, respectively, for the year ended December 31, 2001, compared to $4.1 million and $18,000, respectively, during 2000. Marine container contribution increased in 2001, compared to 2000 due to the purchase of additional marine containers in 2000 and 2001.

Aircraft: Aircraft lease revenues and direct expenses were $4.0 million and $25,000, respectively, for 2001, compared to $4.1 million and $35,000, respectively, during 2000. Aircraft lease revenues decreased $0.1 million during 2001 due to the disposition of one of the Fund's aircraft during 2001.

Railcars: Railcar lease revenues and direct expenses were $3.4 million and $0.7 million, respectively, for 2001, compared to $3.7 million and $0.6 million, respectively, during 2000. Lease revenues decreased $0.3 million during 2001 compared to 2000 primarily due to lower lease revenues on railcars whose lease expired during 2001 that were re-leased at a lower lease rate.

Marine vessels: Marine vessel lease revenues and direct expenses were $5.5 million and $3.7 million, respectively, for 2001, compared to $7.6 million and $3.7 million, respectively, during 2000.

Lease revenues decreased $2.1 million in 2001 compared to 2000. Lease revenues decreased $3.7 million during 2001 compared to 2000 due to the sale of three marine vessels during 2001 and 2000. The decrease caused by the sales was offset, in part, by an increase of $1.6 million in lease revenues on the remaining marine vessel due to a higher lease rate earned on this marine vessel in 2001 compared to 2000. During 2001, the remaining marine vessel changed from time charter to voyage charter. While on voyage charter, the owner earns a higher lease rate; however, certain operating costs are now the responsibility of the owner.

Direct expenses decreased $18,000 in 2001 compared to 2000. A decrease of $1.2 million in direct expenses was caused by the sale of three marine vessels during 2001 and 2000. This decrease in direct expenses was offset by an increase of $47,000 in direct expenses due to higher repairs and maintenance and an increase of $1.2 million due to higher operating expenses caused by the voyage charter for the remaining marine vessel when compared to 2000.

Trailers: Trailer lease revenues and direct expenses were $1.1 million and $0.5 million, respectively, for 2001, compared to $3.5 million and $0.9 million, respectively, during 2000. Lease revenue decreased $2.2 million in 2001 compared to 2000 due to the sale of 39% of the Fund's trailers during 2000. The trailers that were sold were newer and earned a higher lease rate than the trailers that were retained. In addition, lease revenue decreased $0.2 million due to lower utilization on the remaining trailer fleet. Expenses decreased in 2001 compared to 2000 due to the sale of the Fund's trailers during 2000.

(b) Interest and Other Income

Interest and other income decreased $0.3 million during 2001 compared to 2000. A decrease of $0.7 million was due to an insurance claim for one of the Fund's owned marine vessels that was recorded as other income during 2000. There were no similar claims in 2001. This decrease was partially offset by an increase in interest income of $0.3 million caused by higher average cash balances in 2001 compared to 2000.

(c) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $14.7 million for 2001 decreased from $17.7 million for 2000. Significant variances are explained as follows:

     (i) A $3.3 million decrease in depreciation and amortization expenses from 2000 levels resulted from a $3.5 million decrease due to the use of the double-declining balance depreciation method which results in greater depreciation the first years an asset is owned and a decrease of $3.0 million resulting from the sale of equipment. These decreases were partially offset by an increase of $3.2 million in depreciation expense from the purchase of equipment during 2000 and 2001;

     (ii) A $0.5 million decrease in general and administrative expenses during 2001 compared to 2000 was due to lower costs of $0.5 million resulting from the sale of certain of the Fund's trailers and a $0.1 million decrease resulting from the sale of owned marine vessels during 2001 and 2000. These decreases were partially offset by an increase of $0.1 million resulting from an increase in professional services during 2001 compared to 2000;

     (iii) A $0.2 million decrease in interest expense was due to lower average borrowings outstanding during 2001 compared to 2000; and

     (iv) A $1.0 million increase in the provision for bad debts was due to the Manager's evaluation of the collectability of receivables due from certain lessees.

(d) Net Gain on Disposition of Owned Equipment

The net gain on disposition of equipment for 2001 totaled $7.8 million which resulted from the sale or disposition of an aircraft, a marine vessel, marine containers, trailers, and railcars with an aggregate net book value of $3.2 million, for proceeds of $10.2 million. Included in the 2001 net gain on disposition of assets is the unused portion of aircraft engine reserves of $0.8 million. The net gain on disposition of equipment for the year ended December 31, 2000 totaled $4.0 million which resulted from the sale of marine vessels, trailers, and railcars with an aggregate net book value of $13.3 million, for proceeds of $16.7 million. Included in the 2000 net gain on disposition of assets is the unused portion of marine vessel dry-docking reserves of $0.5 million.

(e)  Equity in Net  Income  (Loss) of  Unconsolidated  Special-Purpose  Entities
     (USPEs)

Equity in net income (loss) of USPEs represents the Fund's share of the net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method of accounting. These entities are single purpose and have no debt or financial encumbrances. The following table presents equity in net income (loss) by equipment type (in thousands of dollars):

                                                                  For the Years
                                                                Ended December 31,
                                                              2001             2000
                                                            ---------------------------

        Aircraft                                           $   370          $   (95)
        Marine vessel                                          231             (255)
        Mobile offshore drilling unit                           --              174
                                                            ---------------------------
            Equity in Net Income (Loss) of USPEs           $   601          $  (176)
                                                            ===========================

Aircraft: As of December 31, 2001 and 2000, the Fund owned interests in two trusts that each own a commercial aircraft. During 2001, aircraft lease revenues of $1.5 million and other income of $0.8 million were offset by depreciation expense, direct expenses, and administrative expenses of $1.9 million. During 2000, aircraft lease revenues were $2.1 million offset by depreciation expense, direct expenses, and administrative expenses of $2.2 million.

Lease revenues decreased $0.6 million due to the reduction in the lease rate of both MD-82's in the trusts as part of a new lease agreement for these commercial aircraft. Other income increased $0.8 million during 2001 due to the recognition of an engine reserve liability as income upon termination of the previous lease agreement. A similar event did not occur during 2000.

The decrease in depreciation expense, direct expenses, and administrative expenses of $0.3 million was due to lower depreciation expense as the result of the double declining-balance method of depreciation which results in greater depreciation in the first years an asset is owned.

Marine vessel: As of December 31, 2001, the Fund had no interest in any entities that owned marine vessels. As of December 31, 2000, the Fund had an interest in an entity that owned a marine vessel. During 2001, lease revenues of $0.4 million and the gain of $0.3 million from the sale this entity in which the Fund owned an interest were offset by depreciation expense, direct expenses, and administrative expenses of $0.4 million. During 2000, lease revenues of $0.6 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.9 million.

Lease revenues, depreciation expense, direct expenses, and administrative expenses deceased during 2001 compared to 2000 due to the sale of the Fund's interest in an entity owning a marine vessel.

Mobile offshore drilling unit: The Fund's interest in an entity owning a mobile offshore drilling unit was sold during the fourth quarter of 1999. During 2000, additional sale proceeds of $0.2 million were offset by administrative expenses of $8,000.

(f) Net Income

As a result of the foregoing, the Fund had net income of $8.6 million for the year ended December 31, 2001, compared to net income of $4.8 million during 2000. The Fund's ability to acquire, operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Fund's performance in the year ended December 31, 2001 is not necessarily indicative of future periods. In the year ended December 31, 2001, the Fund distributed $5.5 million to Class A members, or $1.11 per weighted-average Class A unit.

(2) Comparison of the Fund's Operating Results for the Years Ended December 31, 2000 and 1999

In September 1999, PLM Financial Services, Inc. (FSI or the Manager), amended the corporate-by-laws of USPEs in which the Fund, or any affiliated program, owned an interest greater than 50%. The amendment to the corporate-by-laws provided that all decisions regarding the acquisition and disposition of the investment as well as other significant business decisions of that investment would be permitted only upon unanimous consent of the Fund and all the affiliated programs that have an ownership in the investment (the Amendment). As such, although the Fund may own a majority interest in a USPE, the Fund does not control its management and thus the equity method of accounting will be used after adoption of the Amendment. As a result of the Amendment, as of September 30, 1999, all jointly owned equipment in which the Fund owned a majority interest, which had been consolidated, were reclassified to investments in USPEs. Lease revenues and direct expenses for jointly owned equipment in which the Fund held a majority interest were reported under the consolidation method of accounting during the year ended December 31, 1999 and were included with the owned equipment operations. For the three months ended December 31, 1999 and twelve months ended December 31, 2001, lease revenues and direct expenses for these entities are reported under the equity method of accounting and are included with the operations of the USPEs.

(a) Owned Equipment Operations

Lease revenues less direct expenses (defined as repair and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment decreased during the year ended December 31, 2000, when compared to 1999. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                                                            For the Years
                                                          Ended December 31,
                                                        2000             1999
                                                      --------------------------

        Marine containers                             $ 4,095          $ 1,326
        Aircraft                                        4,022            4,028
        Marine vessels                                  3,914            4,990
        Railcars                                        3,043            3,179
        Trailers                                        2,587            2,976
        Mobile offshore drilling unit                      --            3,494

Marine containers: Marine container lease revenues and direct expenses were $4.1 million and $18,000, respectively, for 2000, compared to lease revenues of $1.3 million during 1999. Marine container contribution increased in the year ended December 31, 2000, compared to 1999 due to the purchase and lease of additional marine containers in 1999 and 2000.

Aircraft: Aircraft lease revenues and direct expenses were $4.1 million and $35,000, respectively, for 2000, compared to $4.1 million and $29,000, respectively, during 1999. Aircraft contribution remained approximately the same due to the stability of the aircraft fleet.

Marine vessels: Marine vessel lease revenues and direct expenses were $7.6 million and $3.7 million, respectively, for 2000, compared to $9.5 million and $4.5 million, respectively, during 1999. Lease revenue decreased $0.8 million in 2000 compared to 1999 due to lower re-lease rates for one of the Fund's anchor handling supply marine vessels. In addition, lease revenue decreased $1.9 million due to another anchor handling supply marine vessel being off-lease nine months of 2000 compared to 1999 when the marine vessel was on lease for the entire year. The decreases in lease revenue from these marine vessels were offset, in part, by an increase in lease revenue of $0.7 million during 2000 compared to 1999 due to higher re-lease rates for the Fund's bulk carrier, which was sold during 2000, and oil tanker marine vessels. Direct expenses decreased $0.8 million primarily due to lower operating expenses for one of the Fund's marine vessels in 2000 compared to 1999.

Railcars: Railcar lease revenues and direct expenses were $3.7 million and $0.6 million, respectively, for 2000, compared to $3.8 million and $0.6 million, respectively, during 1999. The decrease in railcar lease revenues of $0.2 million was primarily due to lower re-lease rates earned on railcars whose leases expired during 2000.

Trailers: Trailer lease revenues and direct expenses were $3.5 million and $0.9 million, respectively, for 2000, compared to $3.9 million and $0.9 million, respectively, during 1999. The decrease in trailer contribution was due to the sale of 39% of the Fund's trailers during 2000.

Mobile offshore drilling unit: Mobile offshore drilling unit revenues and expenses were $3.6 million and $0.1 million, respectively, for 1999. The September 30, 1999 Amendment that changed the accounting method of majority held equipment from the consolidation method of accounting to the equity method of accounting impacted the reporting of lease revenues and direct expenses of the mobile offshore drilling unit.

(b) Interest and Other Income

Interest and other income increased $0.7 million during 2000 due to an insurance claim of $0.7 million for one of the Fund's owned marine vessels. A similar insurance claim was not required during 1999.

(c) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $17.7 million for 2000 decreased from $23.7 million for 1999. Significant variances are explained as follows:

     (i) A loss on revaluation of $3.9 million was required during 1999 to reduce the carrying value of two marine vessels to their estimated fair market value. No revaluation of equipment was required during 2000.

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

     (iv) A $0.1 million increase in general and administrative expenses was due to a $0.1 million increase in costs associated with the transition of trailers into and the operation of three new PLM short-term trailer rental facilities during 2000 compared to 1999.

(d) Minority Interest

Minority interest expense decreased $0.6 million due to the September 30, 1999 Amendment that changed the accounting method of majority held equipment from the consolidation method of accounting to the equity method of accounting.

(e) Net Gain on Disposition of Owned Equipment

The net gain on disposition of equipment for the year ended December 31, 2000 totaled $4.0 million which resulted from the sale of marine vessels, trailers, and railcars with an aggregate net book value of $13.3 million, for proceeds of $16.7 million. Included in the 2000 net gain on disposition of assets is the unused portion of marine vessel dry-docking reserves of $0.5 million. Net gain on disposition of equipment for the year ended December 31, 1999 totaled $23,000 which resulted from the sale of railcars and trailers with an aggregate net book value of $0.1 million, for proceeds of $0.2 million.

(f) Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities

Equity in net income (loss) of USPEs represent the Fund's share of the net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method of accounting. These entities are single purpose and have no debt or financial encumbrances. The following table presents equity in net income (loss) by equipment type (in thousands of dollars):

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
                                                           ===========================

Mobile offshore drilling unit: The Fund's interest in an entity owning a mobile offshore drilling unit was sold during the fourth quarter of 1999. During 2000, additional sale proceeds of $0.2 million were offset by administrative expenses of $8,000. During 1999, lease revenues of $0.2 million were offset by depreciation expense, direct expenses, and administrative expenses of $32,000 and the loss from the sale of the Fund's interest in an entity that owned the mobile offshore drilling unit of $15,000.

Aircraft: As of December 31, 2000 and 1999, the Fund owned interests in two trusts that each own a commercial aircraft. During 2000, aircraft lease revenues were $2.1 million offset by depreciation expense, direct expenses, and administrative expenses of $2.2 million. During 1999, aircraft lease revenues were $2.1 million and the gain from the sale of the Fund's interest in two trusts that owned a total of three commercial aircraft, two aircraft engines, and a portfolio of aircraft rotables of $3.3 million was offset by depreciation expense, direct expenses, and administrative expenses of $3.6 million. The decrease in expenses of $1.4 million was primarily due to lower depreciation expense resulting from a $1.2 million decrease due to the use of double declining-balance method of depreciation which results in greater depreciation in the first years an asset is owned and a $0.1 million decrease due to the sale of the Fund's interest in the two trusts.

Marine vessel: As of December 31, 2000 and 1999, the Fund had an interest in an entity that owns a marine vessel. During 2000, lease revenues of $0.6 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.9 million. During 1999, lease revenues of $0.8 million were offset by depreciation expense, direct expenses, and administrative expenses of $1.1 million. Lease revenue decreased $0.1 million as a result of the marine vessel being off lease for 30 days in the year ended December 31, 2000 compared to 1999 where the marine vessel was on lease for the entire year. Depreciation expense, direct expenses, and administrative expenses decreased $0.1 million primarily due to lower depreciation expense resulting from a $39,000 decrease due to the use of double declining-balance method of depreciation which results in greater depreciation in the first years an asset is owned and a $0.1 million decrease in repairs and maintenance.

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

(h) Net Income (Loss)

As a result of the foregoing, the Fund had net income of $4.8 million for the year ended December 31, 2000, compared to net loss of $2.4 million during 1999. The Fund's ability to acquire, operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Fund's performance in the year ended December 31, 2000 is not necessarily indicative of future periods. In the year ended December 31, 2000, the Fund distributed $9.9 million to Class A members, or $2.00 per weighted-average Class A unit.

(E) Geographic Information

Certain of the Fund's equipment operates in international markets. Although these operations expose the Fund to certain currency, political, credit and economic risks, the Manager believes these risks are minimal or has implemented strategies to control the risks. Currency risks are at a minimum because all invoicing, with the exception of a small number of railcars operating in Canada, is conducted in US dollars. Political risks are minimized by avoiding countries that do not have a stable judicial system and established commercial business laws. Credit support strategies for lessees range from letters of credit supported by US banks to cash deposits. Although these credit support mechanisms generally allow the Fund to maintain its lease yield, there are risks associated with slow-to-respond judicial systems when legal remedies are required to secure payment or repossess equipment. Economic risks are inherent in all international markets and the Manager strives to minimize this risk with market analysis prior to committing equipment to a particular geographic area. Refer to Note 6 to the audited financial statements for information on the lease revenues, net income
(loss), and net book value of equipment in various geographic regions.

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

The Fund's owned equipment on lease to US-domiciled lessees consists of trailers, railcars, and interests in entities that own aircraft. During 2001, US lease revenues accounted for 22% of the total lease revenues from wholly and jointly owned equipment. This region reported a net income of $1.1 million.

The Fund's owned equipment on lease to South American-domiciled lessees consists of three aircraft. During 2001, South American lease revenues accounted for 19% of the total lease revenues from wholly and jointly owned equipment, while this region reported a net income of $7.9 million. Net income of $6.8 million from this region resulted from the disposition of an aircraft.

The Fund's equipment on lease to Canadian-domiciled lessees consists of railcars. Lease revenues in Canada accounted for 6% of total lease revenues from wholly and jointly-owned equipment while this region reported a net income of $0.4 million.

The Fund's owned equipment and investments in equipment owned by USPEs on lease to lessees in the rest of the world consists of marine vessels and marine containers. During 2001, lease revenues for these operations accounted for 53% of the total lease revenues of wholly and jointly owned equipment. This region reported a net income of $1.2 million. Net income of $1.3 million from this region resulted from the sale of an owned marine vessel and the sale of the Fund's interest in an entity that owned another marine vessel.

(F) Inflation

Inflation had no significant impact on the Fund's operations during 2001, 2000, or 1999.

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

The ability of the Fund to realize acceptable lease rates on its equipment in the different equipment markets is contingent on many factors, such as specific market conditions and economic activity, technological obsolescence, and government or other regulations. The unpredictability of these factors makes it difficult for the Manager to clearly define trends or influences that may impact the performance of the Fund's equipment. The Manager continually monitors both the equipment markets and the performance of the Fund's equipment in these markets. The Manager may make an evaluation to reduce the Fund's exposure to those equipment markets in which it determines that it cannot operate equipment and achieve acceptable rates of return. Alternatively, the Manager may make a determination to enter those equipment markets in which it perceives opportunities to profit from supply-demand instabilities or other market imperfections.

The Fund intends to use excess cash flow, if any, after payment of expenses and loan principal and interest on debt to acquire additional equipment during the first six years of the Fund's operations which concludes December 31, 2002. The Manager believes that these acquisitions may cause the Fund to generate additional earnings and cash flow for the Fund.

Factors that may affect the Fund's contribution in 2002 and beyond include:

(i) Marine vessel freight rates are dependent upon the overall condition of the international economy. Freight rates earned by the Fund's marine vessel began to decrease during the later half of 2001. This trend is expected to continue during the first half of 2002.

(ii) The cost of new marine containers has been at historic lows for the past several years which has caused downward pressure on per diem lease rates.

(iii) Railcar loadings in North America have weakened over the past year. During 2001, utilization and lease rates decreased. Railcar contribution may decrease in 2002 as existing leases expire and renewal leases are negotiated.

(iv) The airline industry began to see lower passenger travel during 2001. The tragic events on September 11, 2001 worsened the situation. No direct damage occurred to any of the Fund's aircraft as a result of these events and the Manager is currently unable to determine the long-term effects, if any, these events may have on the Fund's aircraft. Three of the Fund's owned commercial aircraft leases expire during 2002; however, the lessee has stopped paying on the aircraft leases in September 2001 and notified the Manager that they would like to return these aircraft before the lease expiration date.

Several other factors may affect the Fund's operating performance in 2002 and beyond, including changes in the markets for the Fund's equipment and changes in the regulatory environment in which that equipment operates.

(1) Repricing and Reinvestment Risk

Certain of the Fund's aircraft, marine vessels, railcars, marine containers, and trailers will be remarketed in 2002 as existing leases expire, exposing the Fund to repricing risk/opportunity. Additionally, the Manager may elect to sell certain under-performing equipment or equipment whose continued operation may become prohibitively expensive. In either case, the Manager intends to re-lease or sell equipment at prevailing market rates; however, the Manager cannot predict these future rates with any certainty at this time, and cannot accurately assess the effect of such activity on future Fund performance. The proceeds from the sold or liquidated equipment will be redeployed to purchase additional equipment, as the Fund is in its reinvestment phase.

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

Under US Federal Aviation Regulations, after December 31, 1999, no person may operate an aircraft to or from any airport in the contiguous United States unless that aircraft has been shown to comply with Stage III noise levels. The Fund has three Stage II aircraft that do not meet Stage III requirements. These Stage II aircraft are in a country that does not have these noise restrictions.

Furthermore, the Federal Railroad Administration has mandated that effective July 1, 2000, all tank railcars must be re-qualified every ten years from the last test date stenciled on each railcar to insure tank shell integrity. Tank shell thickness, weld seams, and weld attachments must be inspected and repaired if necessary to re-qualify a tank railcar for service. The average cost of this inspection is $1,800 for non-jacketed tank railcars and $3,600 for jacketed tank railcars, not including any necessary repairs. This inspection is to be performed at the next scheduled tank test and every ten years thereafter. The Fund currently owns 54 non-jacketed tank railcars and 292 jacketed tank railcars of which a total of 292 tank railcars have been inspected to date and no defects have been discovered.

Ongoing changes in the regulatory environment, both in the US and internationally, cannot be predicted with accuracy, and preclude the Manager from determining the impact of such changes on Fund operations, purchases, or sale of equipment.

(3) Distribution Levels and Additional Capital Resources

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

Pursuant to the Fifth Amended and Restated Operating Agreement of Professional Lease Management Income Fund I, L.L.C. (the operating agreement), the Fund will cease to reinvest surplus cash in additional equipment beginning in its seventh year of operations which commences on January 1, 2003. Prior to that date, the Manager intends to continue its strategy of selectively redeploying equipment to achieve competitive returns. By the end of the reinvestment period, the Manager intends to have assembled an equipment portfolio capable of achieving a level of operating cash flow for the remaining life of the Fund sufficient to meet its obligations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Fund's primary market risk exposure is that of currency risk. During 2001, 78% of the Fund's total lease revenues from wholly-and jointly-owned equipment came from non-United States domiciled lessees. Most of the leases require payment in US currency. If these lessees' currency devalues against the US dollar, the lessees could potentially encounter difficulty in making the US dollar denominated lease payment.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements for the Fund are listed on the Index to Financial Statements included in Item 14(a) of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(A)       Disagreements with Accountants on Accounting and Financial Disclosures

          None

(B)       Changes in Accountants

          In September 2001, the Manager announced that the Fund had engaged Deloitte & Touche LLP as the Fund's auditors and had dismissed KPMG LLP. KPMG LLP issued unqualified opinions on the 1999 and 2000 financial statements. During 1999, 2000 and the subsequent interim period preceding such dismissal, there were no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF PLM FINANCIAL SERVICES, INC.

As of the date of this annual report, the directors and executive officers of PLM Financial Services, Inc. (and key executive officers of its subsidiaries) are as follows:

Name                                     Age     Position
---------------------------------------- ------- ------------------------------------------------------------------


Gary D. Engle                            52      Director, PLM Financial Services, Inc., PLM Investment
                                                 Management Inc., and PLM Transportation Equipment Corp.

James A. Coyne                           41      Director and Secretary, PLM Financial Services Inc., PLM
                                                 Investment Management, Inc., and PLM Transportation Equipment
                                                 Corp.

Stephen M. Bess                          55      President and Director, PLM Financial Services, Inc., PLM
                                                 Investment Management Inc., and PLM Transportation Equipment
                                                 Corp.

Gary D. Engle was appointed a Director of PLM Financial Services, Inc. in January 2002. He was appointed a director of PLM International, Inc. in February 2001. He is a director and President of MILPI. Since November 1997, Mr. Engle has been Chairman and Chief Executive Officer of Semele Group Inc. ("Semele"), a publicly traded company. Mr. Engle is President and Chief Executive Officer of Equis Financial Group ("EFG"), which he joined in 1990 as Executive Vice President. Mr. Engle purchased a controlling interest in EFG in December 1994. He is also President of AFG Realty, Inc.

James A. Coyne was appointed a Director and Secretary of PLM Financial Services Inc. in April 2001. He was appointed a director of PLM International, Inc in February 2001. He is a director, Vice President and Secretary of MILPI. Mr. Coyne has been a director, President and Chief Operating Officer of Semele since 1997. Mr. Coyne is Executive Vice President of Equis Corporation, the general partner of EFG. Mr. Coyne joined EFG in 1989, remained until 1993, and rejoined in November 1994.

Stephen M. Bess was appointed a Director of PLM Financial Services, Inc. in July 1997. Mr. Bess was appointed President of PLM Financial Services, Inc. in October 2000. He was appointed President and Chief Executive Officer of PLM International, Inc. in October 2000. Mr. Bess was appointed President of PLM Investment Management, Inc. in August 1989, having served as Senior Vice President of PLM Investment Management, Inc. beginning in February 1984 and as Corporate Controller of PLM Financial Services, Inc. beginning in October 1983. He served as Corporate Controller of PLM, Inc. beginning in December 1982. Mr. Bess was Vice President-Controller of Trans Ocean Leasing Corporation, a container leasing company, from November 1978 to November 1982, and Group Finance Manager with the Field Operations Group of Memorex Corporation, a manufacturer of computer peripheral equipment, from October 1975 to November 1978.

The directors of PLM Financial Services, Inc. are elected for a one-year term or until their successors are elected and qualified. No family relationships exist between any director or executive officer of PLM Financial Services, Inc., PLM Transportation Equipment Corp., or PLM Investment Management, Inc.

ITEM 11. EXECUTIVE COMPENSATION

The Fund has no directors, officers, or employees. The Fund has no pension, profit sharing, retirement, or similar benefit plan in effect as of December 31, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      (A) Security Ownership of Certain Beneficial Owners

          The Manager is generally entitled to a 1% interest in profits and losses and a 15% interest in the Fund's cash distributions, subject to certain allocation of income provisions. After the investors receive cash equal to their original capital contribution, the Manager's interest in the distributions of the Fund will increase to 25%. As of December 31, 2001, no investor was known by the Manager to beneficially own more than 5% of the units of the Fund.

      (B) Security Ownership of Management

          Neither the Manager and its affiliates nor any executive officer or director of the Manager and its affiliates owned any units of the Fund as of December 31, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


          Transactions with Management and Others

          During 2001, the Fund paid or accrued the following fees to FSI or its affiliates: management fees, $1.3 million; and administrative and data processing services performed on behalf of the Fund, $0.5 million.

          During 2001, the USPEs paid or accrued the following fees to FSI or its affiliates (based on the Fund's proportional share of ownership): management fees - $0.1 million; and administrative and data processing services - $0.1 million.










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

     2.   Financial Statements required under Regulation S-X Rule 3-09

          The following financial statements are filed as an Exhibit of this Annual Report on Form 10K:

                a. TAP Trust

     (B)  Financial Statement Schedule

          Schedule II Valuation and Qualifying Accounts

          All other financial statement schedules have been omitted, as the required information is not pertinent to the Registrant or is not material, or because the information required is included in the financial statements and notes thereto.

     (C)  Reports on Form 8-K

          None.

     (D)  Exhibits

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

     10.3 Warehousing Credit Agreement, dated as of April 13, 2001, incorporated by reference to the Partnership's Form 10-Q dated March 31, 2001 filed with the Securities and Exchange Commission on May 9, 2001.

     10.4 First Amendment to Warehousing Credit Agreement, dated as of December 21, 2001.

          Financial Statements required under Regulation S-X Rule 3-09:

     99.1 TAP Trust.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Fund has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Fund has no directors or officers. The Manager has signed on behalf of the Fund by duly authorized officers.


                                  PROFESSIONAL LEASE MANAGEMENT INCOME
Date:  March 27, 2002             FUND I

                                  By:   PLM Financial Services, Inc.
                                        Manager


                                  By:   /s/ Stephen M. Bess
                                        -----------------------------------
                                        Stephen M. Bess
                                        President and Current Chief Accounting
                                        Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following directors of the Fund's Manager on the dates indicated.


Name                                       Capacity              Date




/s/ Gary D. Engle
------------------------------------
Gary D. Engle                              Director - FSI         March 27, 2002




/s/ James A. Coyne
------------------------------------
James A. Coyne                             Director - FSI         March 27, 2002




/s/ Stephen M. Bess
------------------------------------
Stephen M. Bess                            Director - FSI         March 27, 2002

                   PROFESSIONAL LEASE MANAGEMENT INCOME FUND I
                          (A Limited Liability Company)
                          INDEX TO FINANCIAL STATEMENTS

                                  (Item 14(a))


                                                                      Page

Independent auditors' reports                                           26-27

Balance sheets as of December 31, 2001 and 2000                         28

Statements of operations for the years ended
     December 31, 2001, 2000, and 1999                                  29

Statement of changes in members' equity for the years ended
     December 31, 2001, 2000, and 1999                                  30

Statements of cash flows for the years ended
     December 31, 2001, 2000, and 1999                                  31

Notes to financial statements                                           32-43

Independent auditors' report on financial statement schedule            44

Schedule II Valuation and Qualifying Accounts                           45

INDEPENDENT AUDITORS' REPORT



The Members
Professional Lease Management Income Fund I, L.L.C.:


We have audited the accompanying balance sheet of Professional Lease Management Income Fund I, L.L.C. (the "Fund"), as of December 31, 2001, and the related statements of operations, changes in members' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ Deloitte & Touche LLP


Certified Public Accountants

Tampa, Florida
March 8, 2002

INDEPENDENT AUDITORS' REPORT


The Members
Professional Lease Management Income Fund I, L.L.C.:


We have audited the accompanying balance sheet of Professional Lease Management Income Fund I, L.L.C. ("the Fund") as of December 31, 2000 and the related statements of operations, changes in members' equity and cash flows for each of the years in the two-year period ended December 31, 2000. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Professional Lease Management Income Fund I, L.L.C. as of December 31, 2000 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.


/s/ KPMG LLP

SAN FRANCISCO, CALIFORNIA
March 12, 2001

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)
                                 BALANCE SHEETS
                                  December 31,
                 (in thousands of dollars, except unit amounts)


                                                                                     2001                   2000
                                                                                 -------------------------------------
ASSETS

Equipment held for operating leases                                              $     89,833          $     92,921
Less accumulated depreciation                                                         (48,425)              (44,197)
                                                                                 -------------------------------------
                                                                                       41,408                48,724
Equipment held for sale                                                                    --                 3,200
                                                                                 -------------------------------------
  Net equipment                                                                        41,408                51,924

Cash and cash equivalents                                                              21,837                11,291
Restricted cash                                                                           553                   813
Accounts receivable, less of allowance for doubtful accounts
  of $1,048 in 2001 and $48 in 2000                                                     2,513                 2,283
Investments in unconsolidated special-purpose entities                                  2,741                 5,155
Debt placement fees, less accumulated amortization
    of $87 in 2001 and $70 in 2000                                                         89                   107
Prepaid expenses and other assets                                                         102                   110
                                                                                 -------------------------------------
         Total assets                                                            $     69,243          $     71,683
                                                                                 =====================================

LIABILITIES AND MEMBER'S EQUITY

Liabilities
Accounts payable and accrued expenses                                            $        625          $        555
Due to affiliates                                                                         251                   917
Lessee deposits and reserves for repairs                                                3,739                 4,541
Note payable                                                                           19,000                22,000
                                                                                 -------------------------------------
  Total liabilities                                                                    23,615                28,013
                                                                                 -------------------------------------

Commitments and contingencies

Members' equity
Class A members (4,971,311 units at December 31, 2001 and 2000)                        45,628                43,670
Class B member                                                                             --                    --
                                                                                 -------------------------------------
    Total members' equity                                                              45,628                43,670
                                                                                 -------------------------------------
     Total liabilities and members' equity                                       $     69,243          $     71,683
                                                                                 =====================================
















                 See accompanying notes to financial statements.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)
                            STATEMENTS OF OPERATIONS
                        For the Years Ended December 31,
         (in thousands of dollars, except weighted-average unit amounts)

                                                                 2001                2000                1999
                                                           --------------------------------------------------------
REVENUES

Lease revenue                                              $       19,198         $     22,949      $     26,113
Interest and other income                                             808                1,083               347
Net gain on disposition of equipment                                7,812                3,956                23
                                                           --------------------------------------------------------
  Total revenues                                                   27,818               27,988            26,483
                                                           --------------------------------------------------------

EXPENSES

Depreciation and amortization                                       9,554               12,833            14,849
Repairs and maintenance                                             1,779                2,517             2,633
Equipment operating expenses                                        2,855                2,515             3,142
Insurance expense                                                     468                  294               428
Management fees to affiliate                                        1,277                1,232             1,396
Interest expense                                                    1,613                1,833             1,833
General and administrative expenses to affiliates                     546                  853               952
Other general and administrative expenses                             741                  919               721
Provision for (recovery of) bad debt expense                        1,001                   (5)               38
Loss on revaluation of equipment                                       --                   --             3,931
                                                           --------------------------------------------------------
  Total expenses                                                   19,834               22,991            29,923
                                                           --------------------------------------------------------

Minority interest                                                      --                   --              (590)
                                                           --------------------------------------------------------

Equity in net income (loss) of unconsolidated
  special-purpose entities                                            601                 (176 )           1,761
                                                           --------------------------------------------------------

Income (loss) before cumulative effect of
  accounting change                                                 8,585                4,821            (2,269)

Cumulative effect of accounting change                                 --                   --              (132)
                                                           --------------------------------------------------------

Net income (loss)                                          $        8,585         $      4,821      $     (2,401)
                                                           ========================================================

MEMBERS' SHARE OF NET INCOME (LOSS)

Class A members                                            $        7,488         $      3,066      $     (4,029)
Class B member                                                      1,097                1,755             1,628
                                                           --------------------------------------------------------

Total                                                      $        8,585         $      4,821      $     (2,401)
                                                           ========================================================

Net income (loss) per weighted-average
  Class A unit                                             $         1.51         $       0.62      $      (0.81)
                                                           ========================================================

Cash distribution                                          $        6,627         $     11,701      $     11,690
                                                           ========================================================

Cash distribution per weighted-average
  Class A unit                                             $         1.11         $       2.00      $       1.99
                                                           ========================================================



                 See accompanying notes to financial statements.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)
                     STATEMENT OF CHANGES IN MEMBERS' EQUITY
              For the Years Ended December 31, 2001, 2000, and 1999
                            (in thousands of dollars)




                                                          Class A             Class B               Total
                                                      ---------------------------------------------------------

  Members' equity as of December 31, 1998             $       64,893       $         132       $      65,025

Net income (loss)                                             (4,029)              1,628              (2,401)

Purchase of Class A units                                       (336)                 --                (336)

Cash distributions                                            (9,930)             (1,760)            (11,690)
                                                      ---------------------------------------------------------

  Members' equity as of December 31, 1999                     50,598                  --              50,598

Net income                                                     3,066               1,755               4,821

Purchase of Class A units                                        (48)                 --                 (48)

Cash distributions                                            (9,946)             (1,755)            (11,701)
                                                      ---------------------------------------------------------

Members' equity as of December 31, 2000                       43,670                  --              43,670

Net income                                                     7,488               1,097               8,585

Cash distributions                                            (5,530)             (1,097)             (6,627)
                                                      ---------------------------------------------------------

Members' equity as of December 31, 2001               $       45,628       $          --       $      45,628
                                                      =========================================================

























                 See accompanying notes to financial statements.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)
                            STATEMENTS OF CASH FLOWS
                        For the Years Ended December 31,
                            (in thousands of dollars)

OPERATING ACTIVITIES                                                        2001           2000           1999
                                                                        -------------------------------------------
Net income (loss)                                                       $    8,585     $    4,821     $   (2,401)
Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
  Depreciation and amortization                                              9,554         12,833         14,849
  Provision for (recovery of) bad debt expense                               1,001             (5)            38
  Loss on revaluation of equipment                                              --             --          3,931
  Net gain on disposition of equipment                                      (7,812)        (3,956)           (23)
  Cumulative effect of accounting change                                        --             --            132
  Equity in net (income) loss of unconsolidated special
      purpose entities                                                        (601)           176         (1,761)
  Changes in operating assets and liabilities:
    Restricted cash                                                            260           (360)          (491)
    Accounts receivable, net                                                (1,230)          (273)          (131)
    Prepaid expenses and other assets                                            8             (2)           156
    Accounts payable and accrued expenses                                       45            (25)            (3)
    Due to affiliates                                                         (666)           261            276
    Lessee deposits and reserves for repairs                                    25          1,207            781
    Minority interest                                                           --             --           (676)
                                                                        -------------------------------------------
          Net cash provided by operating activities                          9,169         14,677         14,677
                                                                        -------------------------------------------

INVESTING ACTIVITIES
Payments for purchase of equipment                                          (2,263)       (19,484)       (11,397)
Liquidation distributions from unconsolidated special-
      purpose entities                                                         931            182         14,282
Distributions from unconsolidated special-purpose entities                   2,084          2,204          2,173
Proceeds from disposition of equipment                                      10,106         16,864            168
                                                                        -------------------------------------------
         Net cash provided by (used in) investing activities                10,858           (234)         5,226
                                                                        -------------------------------------------

FINANCING ACTIVITIES
Payments on note payable                                                    (3,000)        (3,000)            --
Cash distributions to Class A members                                       (5,384)        (9,946)        (9,930)
Cash distributions to Class B member                                        (1,097)        (1,755)        (1,760)
Purchase of Class A units                                                       --            (48)          (336)
                                                                        -------------------------------------------
      Net cash used in financing activities                                 (9,481)       (14,749)       (12,026)
                                                                        -------------------------------------------

Net increase (decrease) in cash and cash equivalents                        10,546           (306)         7,877
Cash and cash equivalents at beginning of year                              11,291         11,597          3,720
                                                                        -------------------------------------------
Cash and cash equivalents at end of year                                $   21,837     $   11,291     $   11,597
                                                                        ===========================================

Supplemental information
Interest paid                                                           $    1,617     $    1,833     $    1,833
                                                                        ===========================================










                 See accompanying notes to financial statements.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)
                         NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

ORGANIZATION

Professional Lease Management Income Fund I, L.L.C., a Delaware Limited Liability Company (the "Fund") was formed on August 22, 1994, to engage in the business of owning, leasing, or otherwise investing in predominately used transportation and related equipment. PLM Financial Services, Inc. (FSI) is the Manager of the Fund. FSI is a wholly-owned subsidiary of PLM International, Inc. (PLM International or PLMI).

On May 13, 1996, the Fund ceased its offering for Class A Units. As of December 31, 2001, there were 4,971,311 Units otstanding.

The Fund will terminate on December 31, 2010, unless terminated earlier upon sale of all equipment or by certain oter events. Beginning in the Fund's seventh year of operations, which commences on January 1, 2003, the Manager will stop purchasing additional equipment. Excess cash, if any, less reasonable reserves, will be distributed the Members.

The Manager (Class B Member) controls and manages the affairs of the Fund. The Manager paid out of its own corporate funds (as a capital contribution to the Fund) all organization and syndication expenses incurred in connection with the offering; therefore, 100% of the net cash proceeds received by the Fund from the sale of Class A Units were used to purchase equipment and established any required cash reserves. For its contribution, the Manager is generally entitled to a 1% interest in profits and losses and 15% interest in the Fund's cash distributions subject to certain special allocation provisions (see Net Income
(Loss) and Distributions Per Unit, below). After the investors receive cash distributions equal to their original capital contributions, the Manager's interest in the cash distributions of the Fund will increase to 25%.

The operating agreement includes a redemption provision. Upon the conclusion of the 30-month period immediately following the termination of the offering, which was in November 1998, the Fund may, at the Manager's sole discretion, redeem up to 2% of the outstanding units each year. The purchase price paid by the Fund for outstanding Class A Units upon redemption will be equal to 105% of the amount Class A Members paid for the Class A Units, less the amount of cash distributions Class A Members have received relating to such Class A Units. The price may not bear any relationship to the fair market value of a Class A Unit. During 2000, the Fund purchased 4,010 units for $48,000. No units were purchased during 2001.

The Manager has decided that it will not purchase any units under the redemption plan in 2002. The Manager may purchase additional units on behalf of the Fund in the future.

ESTIMATES

These financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. This requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

OPERATIONS

The equipment of the Fund is managed, under a continuing management agreement, by PLM Investment Management, Inc. (IMI), a wholly-owned subsidiary of FSI. IMI receives a monthly management fee from the Fund for managing the equipment (see
Note 2). FSI, in conjunction with its subsidiaries, sells equipment to investor programs and third parties, manages pools of equipment under agreements with investor programs, and is a general partner of other programs.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)
                         NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION (continued)

ACCOUNTING FOR LEASES

The Fund's leasing operations generally consist of operating leases. Under the operating lease method of accounting, the leased asset is recorded at cost and depreciated over its estimated useful life. Rental payments are recorded as revenue over the lease term as earned in accordance with Statement of Financial Accounting Standards (SFAS) No. 13, "Accounting for Leases" (SFAS No. 13). Lease origination costs are capitalized and amortized over the term of the lease.

DEPRECIATION AND AMORTIZATION

Depreciation of transportation equipment held for operating leases is computed on the double-declining balance method taking a full month's depreciation in the month of acquisition, based upon estimated useful lives of 15 years for railcars, and 12 years for most other types of equipment. Certain aircraft are depreciated under the double-declining balance method over the lease term which approximate their economic life. The depreciation method changes to straight line when the annual depreciation expense using the straight-line method exceeds that calculated by the double-declining balance method. Major expenditures that are expected to extend the useful lives or reduce future operating expenses of equipment are capitalized and amortized over the estimated remaining life of the equipment. Debt placement fees are amortized over the term of the related loan using the straight-line method that approximates the effective interest method (see Note 7).

TRANSPORTATION EQUIPMENT

Equipment held for operating leases is stated at cost less any reductions to the carrying value as required by SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121). Equipment held for sale is stated at the lower of the equipment's depreciated cost or fair value, less cost to sell, and is subject to a pending contract for sale.

In accordance with SFAS No. 121, the Manager reviews the carrying value of the Fund's equipment portfolio at least quarterly and whenever circumstances indicate that the carrying values of an asset may not be recoverable due to expected future market conditions. If the projected undiscounted cash flows and the fair market value of the equipment are less than the carrying value of the equipment, a loss on revaluation is recorded. Reductions of $3.9 million to the carrying value of owned marine vessels were required during 1999. No revaluations to owned equipment were required in 2001 and 2000 or to partially owned equipment in 2001, 2000, and 1999.

In October 2001, Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144), which replaces SFAS No. 121. SFAS No. 144 provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets, expands the scope of a discontinued operation to include a component of an entity, and eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001.

The Fund will apply the new rules on accounting for the impairment or disposal of long-lived assets beginning in the first quarter of 2002, and they are not anticipated to have an impact on the Fund's earnings or financial position.

INVESTMENTS IN UNCONSOLIDATED SPECIAL-PURPOSE ENTITIES

The Fund has interests in unconsolidated special-purpose entities (USPEs) that own transportation equipment. These are single purpose entities that do not have any debt or other financial encumbrances and are accounted for using the equity method. The Fund owned a majority interest in an entity that owned a mobile offshore drilling unit. In September 1999, the Manager amended the corporate-by-laws of USPEs in which the Fund, or any affiliated program, owns an interest greater than 50%. The amendment to the corporate-by-laws provided that all decisions regarding the acquisition and disposition

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)
                         NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION (continued)

INVESTMENTS IN UNCONSOLIDATED SPECIAL-PURPOSE ENTITIEs (continued)

of the investment as well as other significant business decisions of that investment would be permitted only upon unanimous consent of the Fund and all the affiliated programs that have an ownership in the investment. As such, although the Fund may own a majority interest in an USPE, the Fund does not control its management and thus the equity method of accounting is used after adoption of the amendment. As a result of the amendment, as of September 30, 1999, all jointly owned equipment in which the Fund owned a majority interest, which had been consolidated, were reclassified to investments in USPEs. Accordingly, as of December 31, 2001 and 2000, the balance sheet reflects all investments in USPEs on an equity basis.

The Fund's interests in USPEs are managed by IMI. The Fund's equity interest in the net income (loss) of USPEs is reflected net of management fees paid or payable to IMI.

REPAIRS AND MAINTENANCE

Repairs and maintenance costs related to marine vessels, railcars, and trailers are usually the obligation of the Fund and are charged against operations as incurred. Costs associated with marine vessel dry-docking are estimated and accrued ratably over the period prior to such dry-docking. If a marine vessel is sold and there is a balance in the dry-docking reserve account for that marine vessel, the balance in the reserve account is included as additional gain on disposition. Maintenance costs of aircraft and marine containers are the obligation of the lessee. To meet the maintenance requirements of certain aircraft airframes and engines, reserve accounts are prefunded by the lessee over the period of the lease based on the number of hours this equipment is used, times the estimated rate to repair this equipment. If repairs exceed the amount prefunded by the lessee, the Fund has the obligation to fund and accrue the difference. If the aircraft is sold and there is a balance in the reserve account for repairs to that aircraft, the balance in the reserve account is reclassified as additional gain on disposition. The aircraft reserve accounts and marine vessel dry-docking reserve accounts are included in the accompanying balance sheets as lessee deposits and reserves for repairs.

NET INCOME (LOSS) AND DISTRIBUTIONS PER UNIT

The net profits and losses of the Fund are generally allocated 1% to the Class B Member and 99% to the Class A Members. The Class B Member or Manager will be specially allocated (i) 100% of the Fund's organizational and offering cost amortization expenses and (ii) income equal to the excess of cash distribution over the Manager`s 1% share of net profits. The effect on the Class A Members of this special income allocation will be to increase the net loss or decrease the net profits allocable to the Class A Members by an equal amount. During 2001, the Manager received a special allocation of income of $1.0 million ($1.7 million in 2000 and 1999) in excess of its prorata ownership share. Cash distributions of the Fund are generally allocated 85% to the Class A Members and 15% to the Manager and may include amounts in excess of net income. After the investors receive cash distributions equal to their original capital contributions the Manager's interest in the cash distributions of the Fund will increase to 25%. The Class A Members' net income (loss) is allocated among the Class A Members based on the number of Class A units owned by each member and on the number of days of the year each member is in the Fund.

Cash distributions are recorded when paid. Monthly unitholders receive a distribution check 15 days after the close of the previous month's business and quarterly unitholders receive a distribution check 45 days after the close of the quarter.

Cash distributions to Class A Unitholders in excess of net income are considered a return of capital. Cash distributions to Class A Unitholders of $6.9 million and $9.9 million in 2000 and 1999, respectively, were deemed to be a return of capital. None of the cash distributions paid during 2001 were deemed to be a return of capital.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)
                         NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION (continued)

NET INCOME (LOSS) AND DISTRIBUTIONS PER UNIT (continued)

Cash distributions related to the fourth quarter of 2001 of $0.9 million, 2000 of $1.2 million, and 1999 of $1.7 million, were paid during the first quarter of 2002, 2001, and 2000, respectively.

NET INCOME (LOSS) PER WEIGHTED-AVERAGE CLASS A UNIT

Net income (loss) per weighted-average Class A unit was computed by dividing net income (loss) attributable to Class A Members by the weighted-average number of Class A units deemed outstanding during the period. The weighted-average number of Class A units deemed outstanding during the years ended December 31, 2001, 2000, and 1999 were 4,971,311, 4,971,968, and 4,982,336 respectively.

CASH AND CASH EQUIVALENTS

The Fund considers highly liquid investments that are readily convertible to known amounts of cash with original maturities of three months or less as cash equivalents. The carrying amount of cash equivalents approximates fair market value due to the short-term nature of the investments.

RESTRICTED CASH

As of December 31, 2001, restricted cash consists of bank accounts and short-term investments that are primarily subject to withdrawal restrictions per loan and other legally binding agreements. As of December 31, 2000, restricted cash represented lessee security deposits held by the Fund.

COMPREHENSIVE INCOME (LOSS)

The Fund's comprehensive income (loss) is equal to net income (loss) for the years ended December 31, 2001, 2000, and 1999.

NEW ACCOUNTING STANDARDS

On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS No.
142), was approved by the FASB. SFAS No. 142 changes the accounting for goodwill and other intangible assets determined to have an indefinite useful life from an amortization method to an impairment-only approach. Amortization of applicable intangible assets will cease upon adoption of this statement. The Fund is required to implement SFAS No. 142 on January 1, 2002 and it has not yet determined the impact, if any, this statement will have on its financial position or results of operations.

2. MANAGER AND TRANSACTIONS WITH AFFILIATES

An officer of FSI contributed the $100 of the Fund's initial capital. Under the equipment management agreement, IMI, subject to certain reductions, receives a monthly management fee attributable to either owned equipment or interests in equipment owned by the USPEs equal to the lesser of (i) the fees that would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (A) for that equipment for which IMI provides only basic equipment management services, (a) 2% of the gross lease revenues attributable to equipment which is subject to full payout net leases, (b) 5% of the gross lease revenues attributable to equipment that is subject to operating leases, and (B) for that equipment for which IMI provides supplemental equipment management services, 7% of the gross lease revenues attributable to equipment for which IMI provides both management and additional services. The Fund reimbursed FSI $0.5 million, $0.9 million, and $1.0 million for data processing expenses and other administrative services performed on behalf of the Fund during 2001, 2000, and 1999.

The Fund's proportional share of USPE management fees to affiliate were $0.1 million, $0.1 million, and $0.2 million during 2001, 2000, and 1999, respectively, and the Partnership's proportional share of administrative and data processing expenses to affiliate were $0.1 million, $34,000, and $46,000 during

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)
                         NOTES TO FINANCIAL STATEMENTS

2. MANAGER AND TRANSACTIONS WITH AFFILIATES (continued)

2001, 2000, and 1999, respectively. Both of these affiliate expenses reduced the Fund's proportional share of the equity interest in income in USPEs.

During the liquidation phase of the Fund,  Transportation  Equipment Corporation
(TEC) will be entitled to receive an equipment liquidation fee equal to the lesser of (i) 3% of the sales price of equipment sold on behalf of the Fund, or
(ii) 50% of the "Competitive Equipment Sale Commission," as defined in the agreement, if certain conditions are met. TEC is a wholly-owned subsidiary of the Manager. In certain circumstances, the Manager will be entitled to a monthly re-lease fee for re-leasing services following the expiration of the initial lease, charter or other contract for certain equipment equal to the lesser of
(a) the fees which would be charged by an independent third party for comparable services for comparable equipment or (b) 2% of gross lease revenues derived from such re-lease, provided, however; that no re-lease fee shall be payable if such fee would cause the combination of the equipment management fee paid to IMI and the re-lease fees with respect to such transactions to exceed 7% of gross lease revenues.

The Fund had an interest in certain equipment in conjunction with affiliated programs during 2001, 2000, and 1999 (see Note 4).

The balance due to affiliates as of December 31, 2001, included $0.3 million due to FSI and its affiliates for management fees. The balance due to affiliates as of December 31, 2000, included $0.2 million due to FSI and its affiliates for management fees and $0.7 million due to affiliated USPEs.

3. EQUIPMENT

The components of owned equipment as of December 31, are as follows (in thousands of dollars):

   Equipment Held for Operating Leases                2001               2000
   -----------------------------------          -------------------------------------

   Marine containers                            $       31,405     $        29,160
   Railcars                                             19,495              19,520
   Marine vessel                                        17,000              17,000
   Aircraft                                             15,358              20,605
   Trailers                                              6,575               6,636
                                                -------------------------------------
                                                        89,833              92,921
   Less accumulated depreciation                       (48,425)            (44,197)
                                                -------------------------------------
                                                        41,408              48,724
   Equipment held for sale                                  --               3,200
                                                -------------------------------------
     Net equipment                              $       41,408     $        51,924
                                                =====================================

Revenues are earned under operating leases. A portion of the Fund's marine containers are leased to operators of utilization-type leasing pools that include equipment owned by unaffiliated parties. In such instances, revenues earned by the Fund consist of a specified percentage of the total revenues generated by leasing the pooled equipment to sublessees after deducting certain direct operating expenses of the pooled equipment. The Fund's marine vessel is operating on short-term leases which usually have a duration of less than one year. Lease revenues for trailers operating with short-line railroad systems are based on a per-diem lease in the free running railroad interchange. Rents for the remaining equipment are based on fixed rates.

Equipment held for operating leases is stated at cost less any reductions to the carrying value as required by SFAS No. 121. During 1999, reductions to the carrying value of marine vessels of $3.9 million were required. No reductions were required to the carrying value of wholly owned equipment during 2001 or 2000.

As of December 31, 2000, a marine vessel was held for sale at the lower of the equipment's depreciated cost or fair value, less cost to sell, and was subject to a pending contract for sale. No equipment was held for sale as of December 31, 2001.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)
                         NOTES TO FINANCIAL STATEMENTS

3. EQUIPMENT (continued)

As of December 31, 2001, all owned equipment in the Fund's portfolio was on lease except for 62 railcars with a net book value of $0.5 million. As of December 31, 2000, all owned equipment in the Fund's portfolio was on lease except for 66 railcars with a net book value of $0.7 million.

During the year ended December 31, 2001, the Fund purchased marine containers for $2.3 million. During the year ended December 31, 2000, the Fund purchased marine containers and trailers for a total cost of $19.5 million.

During the year ended December 31, 2001, the Fund sold or disposed of a marine vessel that was held for sale at December 31, 2000, an aircraft, marine containers, trailers, and railcars with an aggregate net book value of $3.2 million, for proceeds of $10.2 million. Included in the 2001 net gain on disposition of assets is the unused portion of aircraft engine reserves of $0.8 million. During the year ended December 31, 2000, the Fund sold marine vessels, trailers, and railcars with an aggregate net book value of $13.3 million, for proceeds of $16.7 million. Included in the 2000 net gain on disposition of assets is the unused portion of marine vessel dry-docking of $0.5 million.

All owned equipment on lease is being accounted for as operating leases. Future minimum rent under noncancelable operating leases as of December 31, 2001 for the owned equipment during each of the next five years are approximately $9.5 million in 2002; $4.5 million in 2003; $2.9 million in 2004; $0.7 million in 2005; and $37,000 in 2006 and thereafter. Per diem and short-term rentals consisting of utilization rate lease payments included in revenues amounted to approximately $10.2 million, $6.2 million and $3.3 million in 2001, 2000, and 1999, respectively.

4. INVESTMENTS IN UNCONSOLIDATED SPECIAL PURPOSE ENTITIES

The Fund owns equipment jointly with affiliated programs. These are single purpose entities that do not have any debt or financial encumbrances.

In September 1999, the Manager amended the corporate-by-laws of USPEs in which the Fund, or any affiliated program, owned an interest greater than 50%. The amendment to the corporate-by-laws provided that all decisions regarding the acquisition and disposition of the investment as well as other significant business decisions of that investment would be permitted only upon unanimous consent of the Fund and all the affiliated programs that have an ownership in the investment. As such, although the Fund may own a majority interest in a USPE, the Fund does not control its management and thus the equity method of accounting is used after adoption of the amendment. As a result of the amendment, as of September 30, 1999, all jointly owned equipment in which the Fund owned a majority interest, which had been consolidated, were reclassified to investments in USPEs. Accordingly, as of December 31, 2001 and 2000, the balance sheets reflect all investments in USPEs on an equity basis.

The net investments in USPEs include the following jointly-owned equipment as of December 31, (and related assets and liabilities) (in thousands of dollars):

                                                                            2001        2000
                                                                        --------------------------
   50% interest in a trust owning an MD-82 stage III commercial
             aircraft                                                    $   2,722   $    3,534
   50% interest in a trust owning an MD-82 stage III commercial
             aircraft                                                           32          921
   50% interest in a trust that owned a container marine vessel                (13)         700
                                                                        --------------------------
       Net investments                                                   $   2,741   $    5,155
                                                                        ==========================

As of December 31, 2001 and 2000, all jointly-owned equipment in the Fund's USPE portfolio was on lease.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)
                         NOTES TO FINANCIAL STATEMENTS

4. INVESTMENTS IN UNCONSOLIDATED SPECIAL PURPOSE ENTITIES (continued)

During 2001, the Manager sold the Fund's 50% interest in an entity that owned a container marine vessel. The Fund's interest in this entity was sold for proceeds of $0.9 million for its net investment of $0.8 million. Included in the net gain on sale of this entity was the unused portion of marine vessel dry-docking liability of $0.2 million.

The following summarizes the financial information for the special-purpose entities and the Fund's interests therein as of and for the years ended December 31, 2001, 2000, and 1999 (in thousands of dollars):

                                   2001                         2000                         1999
                            Total        Net Interest     Total        Net Interest    Total       Net Interest
                            USPEs         of Fund         USPEs         of Fund        USPEs       of Fund
                          ---------------------------   --------------------------    --------------------------
Net Investments           $     5,523    $     2,741    $    10,659    $     5,155    $   16,183   $     7,717
Lease revenues                 3,719           1,859         5,498          2,749          4,314         3,124
Net income (loss)                894             601          (499 )         (176 )        7,282         1,761

All jointly owned equipment on lease is being accounted for as operating leases. Future minimum rent under noncancelable operating leases as of December 31, 2001 for the jointly owned equipment during each of the next five years are approximately $1.3 million in 2002; $1.3 million in 2003; $1.3 million in 2004; $1.3 million in 2005; $1.3 million in 2006; and $2.3 million thereafter.

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










                      (This space intentionally left blank)

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)
                         NOTES TO FINANCIAL STATEMENTS

5. OPERATING SEGMENTS (continued)

The following tables present a summary of the operating segments (in thousands of dollars):

                                           Marine                         Marine
                                          Container Aircraft   Railcar   Vessel     Trailer
    For the year ended December 31, 2001  Leasing   Leasing    Leasing   Leasing    Leasing     Other (1)   Total
    ------------------------------------  -------   -------    -------   -------    -------     ------      -----

    REVENUES
      Lease revenue                       $  5,196  $  3,971   $  3,357  $  5,548   $   1,126  $     --   $ 19,198
      Interest and other income                 --        33          8        56          --       711        808
      Net gain on disposition of                 7     6,820          8       963          14        --      7,812
    equipment
                                          -------------------------------------------------------------------------
        Total revenues                       5,203    10,824      3,373     6,567       1,140       711     27,818
                                          -------------------------------------------------------------------------

    COSTS AND EXPENSES
      Operations support                        72        25        671     3,713         512       109      5,102
      Depreciation and amortization          4,529     1,543      1,288     1,776         400        18      9,554
      Interest expense                          --        --         --        --          --     1,613      1,613
      Management fees to affiliate             260       466        224       270          57        --      1,277
      General and administrative expenses        1        24         87        58         190       927      1,287
      Provision for (recovery of) bad           --       894        (27)      154         (20)       --      1,001
    debts
                                          -------------------------------------------------------------------------
        Total costs and expenses             4,862     2,952      2,243     5,971       1,139     2,667     19,834
                                          -------------------------------------------------------------------------
      Equity in net income of USPEs             --       370         --       231          --        --        601
                                          -------------------------------------------------------------------------
        Net income (loss)                 $    341  $  8,242   $  1,130  $    827   $       1  $ (1,956)  $  8,585
                                          =========================================================================

    Total assets as of December 31, 2001  $ 23,829  $  3,280   $  8,494  $  9,258   $   2,354  $ 22,028   $ 69,243
                                          =========================================================================


                                           Marine                         Marine
                                          Container Aircraft   Railcar   Vessel     Trailer
    For the year ended December 31, 2000  Leasing   Leasing    Leasing   Leasing    Leasing     Other(1)    Total
    ------------------------------------  -------   -------    -------   -------    -------     ------      -----

    REVENUES
      Lease revenue                       $  4,113  $  4,057   $  3,652  $  7,645   $   3,482  $     --   $ 22,949
      Interest and other income                 --         2          6       657          --       418      1,083
      Net gain on disposition of                --        --         84     1,798       2,074        --      3,956
    equipment
                                          -------------------------------------------------------------------------
        Total revenues                       4,113     4,059      3,742    10,100       5,556       418     27,988
                                          -------------------------------------------------------------------------

    COSTS AND EXPENSES
      Operations support                        18        35        609     3,731         895        38      5,326
      Depreciation and amortization          3,428     2,314      1,499     4,347       1,227        18     12,833
      Interest expense                          --        --         --        --          --     1,833      1,833
      Management fees to affiliate             206       203        241       384         198        --      1,232
      General and administrative expenses       --        12         97        81         718       864      1,772
      Provision for (recovery of) bad           --        --          1        --          (6)       --         (5)
    debts
                                          -------------------------------------------------------------------------
        Total costs and expenses             3,652     2,564      2,447     8,543       3,032     2,753     22,991
                                          -------------------------------------------------------------------------
      Equity in net income (loss) of            --       (95)        --      (255)         --       174       (176)
    USPEs
                                          -------------------------------------------------------------------------
        Net income (loss)                 $    461  $  1,400   $  1,295  $  1,302   $   2,524  $ (2,161)  $  4,821
                                          =========================================================================

    Total assets as of December 31, 2000  $ 25,866  $  6,388   $  9,767  $ 15,362   $   2,793  $ 11,507   $ 71,683
                                          =========================================================================


(1) Includes certain assets not identifiable to a specific segment such as cash, debt placement fees, and prepaid expenses. Also includes interest income and costs not identifiable to a particular segment, such as, interest expense, and certain amortization, general and administrative, and operations support expenses. Also includes gain from the sale from an investment in an entity that owned a mobile offshore drilling unit.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)
                         NOTES TO FINANCIAL STATEMENTS

5.   OPERATING SEGMENTS (continued)

                                                                 Marine
                                          Aircraft   Railcar     Vessel   Trailer      MODU
    For the Year Ended December 31, 1999  Leasing    Leasing    Leasing   Leasing    Leasing    Other(2)    Total
    ------------------------------------  -------    -------    -------   -------    -------    ------      -----

    REVENUES
      Lease revenue                        $ 4,057   $  3,804   $  9,501  $  3,864   $  3,560  $  1,327   $ 26,113
      Interest and other income                 38          9          5        --         --       295        347
      Net gain on disposition
        of equipment                            --         15         --         8         --        --         23
                                          -------------------------------------------------------------------------
        Total revenues                       4,095      3,828      9,506     3,872      3,560     1,622     26,483
                                          -------------------------------------------------------------------------

    COSTS AND EXPENSES
      Operations support                        29        625      4,511       888         66        84      6,203
      Depreciation and amortization          2,571      1,739      6,012     1,481      1,748     1,298     14,849
      Interest expense                          --         --         --        --         --     1,833      1,833
      Management fees to affiliate             203        250        475       224        178        66      1,396
      General and administrative expenses       34         71         59       758         75       676      1,673
      Provision for bad debt expense            --         13         --        25         --        --         38
      Loss on revaluation of equipment          --         --      3,931        --         --        --      3,931
                                          -------------------------------------------------------------------------
        Total costs and expenses             2,837      2,698     14,988     3,376      2,067     3,957     29,923
                                          -------------------------------------------------------------------------
    Minority interest                           --         --         --        --       (590)       --       (590)
                                          -------------------------------------------------------------------------
    Equity in net income (loss) of USPEs     1,836         --       (281)       --        206        --      1,761
                                          -------------------------------------------------------------------------
    Income (loss) before cumulative effect
        of accounting change                 3,094      1,130     (5,763)      496      1,109    (2,335)    (2,269)
    Cumulative effect of accounting change      --         --         --        --         --      (132)      (132)
                                          -------------------------------------------------------------------------
        Net income (loss)                  $ 3,094   $  1,130   $ (5,763) $    496   $  1,109  $ (2,467)  $ (2,401)
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

6. GEOGRAPHIC INFORMATION

The Fund owns certain equipment that is leased and operated internationally. A limited number of the Fund's transactions are denominated in a foreign currency. Gains or losses resulting from foreign currency transactions are included in the results of operations and are not material.

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

The following table sets forth lease revenue information by region for the owned equipment and investments in USPEs for the years ended December 31, are as follows (in thousands of dollars):

                                              Owned Equipment                       Investments in USPEs
                                    -------------------------------------   -------------------------------------

             Region                  2001        2000        1999            2001        2000        1999
   ----------------------------  -------------------------------------   -------------------------------------
   United States                  $    3,168  $    5,081   $   6,187      $   1,505   $    2,124   $   2,123
   South America                       3,972       4,057       4,057             --           --          --
   Canada                              1,314       2,053       1,480             --           --          --
   Rest of the world                  10,744      11,758      14,389            354          625       1,001
                                  -------------------------------------   -------------------------------------
       Lease revenues             $   19,198  $   22,949   $  26,113      $   1,859   $    2,749   $   3,124
                                  =====================================   =====================================

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)
                         NOTES TO FINANCIAL STATEMENTS

6. GEOGRAPHIC INFORMATION (continued)

The following table sets forth income (loss) information by region for owned equipment and investments in USPEs for the years ended December 31, are as follows (in thousands of dollars):

                                              Owned Equipment                       Investments in USPEs
                                    -------------------------------------   -------------------------------------

             Region                  2001        2000        1999            2001        2000        1999
   ----------------------------  -------------------------------------   -------------------------------------
   United States                  $      714  $    2,949   $   1,150      $     370   $     (101)   $ (1,317)
   South America                       7,873       1,496       1,258             --           --          --
   Canada                                415         867         476             --            6          22
   Europe                                 --          --          --             --           --       3,131
   Rest of the world                     937       2,018      (4,598)           231          (81)        (75)
                                  -------------------------------------   -------------------------------------
     Regional income (loss)            9,939       7,330      (1,714)           601         (176)      1,761
   Administrative and other           (1,955)     (2,333)     (2,448)            --           --          --
                                  -------------------------------------   -------------------------------------
     Net income (loss)            $    7,984  $    4,997   $  (4,162)     $     601   $     (176)   $  1,761
                                  =====================================   =====================================

The net book value of owned assets and the net investment in the unconsolidated special-purpose entities at December 31, are as follows (in thousands of dollars):

                                     Owned Equipment                      Investments in USPEs
                                 --------------------------             --------------------------
             Region                  2001        2000                      2001         2000
   ----------------------------  -----------------------                -------------------------
   United States                 $    6,264    $  7,290                 $   2,754   $    4,455
   South America                         --       1,543                        --           --
   Canada                             4,092       4,782                        --           --
   Rest of the world                 31,052      38,309                       (13)         700
                                 -----------------------                -------------------------
       Net book value            $   41,408    $ 51,924                 $   2,741   $    5,155
                                 =======================                =========================

7. DEBT

In December 1996, the Fund entered into an agreement to issue a $25.0 million long-term note to an institutional investor. The loan was funded in March 1997. The note bears interest at a fixed rate of 7.33% per annum and has a maturity in 2006. Interest on the note is payable semi-annually. The note will be repaid in five principal payments of $3.0 million on December 31, 2000, 2001, 2002, 2003, and 2004 and two principal payments of $5.0 million on December 31, 2005, and 2006. The agreement requires the Fund to maintain certain financial covenants. The Fund made the regularly scheduled principal payment and semiannual interest payments to the lender of the note during 2001 and 2000.

The Manager estimates, based on recent transactions, that the fair value of the $19.0 million fixed-rate note is $20.3 million.

In April 2001, PLM International entered into a $15.0 million warehouse facility, which is shared with the Fund, PLM Equipment Growth Fund VI, and PLM Equipment Growth & Income Fund VII. During December 2001, this facility was amended to lower the amount available to be borrowed to $10.0 million. The facility provides for financing up to 100% of the cost of the equipment. Outstanding borrowings by one borrower reduce the amount available to each of the other borrowers under the facility. Individual borrowings may be outstanding for no more than 270 days, with all advances due no later than April 12, 2002. Interest accrues either at the prime rate or LIBOR plus 2.0% at the borrower's option and is set at the time of an advance of funds. Borrowings by the Fund are guaranteed by PLMI. This facility expires in April 2002. The Manager believes it will be able to renew the warehouse facility upon its expiration with terms similar to those in the current facility.

As of December 31, 2001, the Fund had no borrowings outstanding under this facility and there were no other borrowings outstanding under this facility by any other eligible borrower.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)
                         NOTES TO FINANCIAL STATEMENTS

8. CONCENTRATIONS OF CREDIT RISK

The Fund's only customer that accounted for 10% or more of the total consolidated revenues for the owned equipment and jointly owned equipment during 2001 and 2000 was Varig South America ("Varig") (12% and 13%, respectively). In addition, during 2001, AON Limited IBA purchased a Boeing 737-200A stage II commercial aircraft and the gain from the disposal accounted for 20% of total consolidated revenues from wholly and jointly owned equipment.

During 2001, Varig notified the Manager of its intention to return the aircraft under lease. As of December 31, 2001, Varig has not remitted four lease payments due to the Fund. The Fund has a security deposit from Varig that could be used to pay a portion of the amount due. During October 2001, the Manager sent a notification of default to Varig. The lease, with an expiration date of October 2002, has certain return condition requirements for each of the remaining aircraft. The Manager has recorded an allowance for bad debts for the amount of receivables due less the security deposit.

No single lessee accounted for more than 10% of the consolidated revenues for the year ended December 31, 1999. In 1999, however, Casino Express Air purchased the Fund's 33% interest in two trusts that owned a total of three Boeing 737-200A stage II commercial aircraft, two stage II aircraft engines, and a portfolio of aircraft rotables and the gain from the sale accounted for 10% of total consolidated revenues from wholly and jointly owned equipment.

As of December 31, 2001 and 2000, the Manager believed the Fund had no other significant concentrations of credit risk that could have a material adverse effect on the Fund.

9. INCOME TAXES

The Fund is not subject to income taxes, as any income or loss is included in the tax returns of the individual partners. Accordingly, no provision for income taxes has been made in the financial statements of the Fund.

As of  December  31,  2001,  the  federal  income tax basis were higher than the financial  statement  carrying  values of  certain  assets  and  liabilities  by approximately $18.2 million, primarily due to differences in depreciation methods, equipment reserves, provisions for bad debts, lessee's prepaid deposits, and the tax treatment of syndication costs.

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

11. QUARTERLY RESULTS OF OPERATIONS (unaudited)

The following is a summary of the quarterly results of operations for the year ended December 31, 2001 (in thousands of dollars, except weighted-average unit amounts):

                                March            June            September         December
                                 31,              30,               30,               31,               Total
                          ------------------------------------------------------------------------------------------
Operating results:
  Total revenues          $         5,708       $    4,718   $         5,352   $        12,040    $        27,818
  Net income                          553            1,246               604             6,182              8,585

Per weighted-average Class A unit:

    Net income            $          0.02       $     0.21   $          0.08   $          1.20    $          1.51

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)
                         NOTES TO FINANCIAL STATEMENTS

11. QUARTERLY RESULTS OF OPERATIONS (unaudited) (continued)

The following is a list of the major events that affected the Fund's performance during 2001:

     (i) In the second quarter of 2001, the Fund recognized a USPE engine reserve liability of $0.8 million as income; and

     (ii)In the fourth quarter of 2001, the Fund sold an aircraft, a marine container, and trailers for a total gain of $6.8 million.

The following is a summary of the quarterly results of operations for the year ended December 31, 2000 (in thousands of dollars, except weighted-average unit amounts):

                                March            June            September         December
                                 31,              30,               30,               31,               Total
                          ------------------------------------------------------------------------------------------
Operating results:
  Total revenues          $         5,936      $     5,906   $         7,976   $         8,170    $        27,988
  Net income                          223              304             1,716             2,578              4,821

Per weighted-average Class A unit:

    Net income (loss)     $         (0.04)     $     (0.03)  $          0.31   $          0.38    $          0.62

The following is a list of the major events that affected the Fund's performance during 2000:

     (i) In the third quarter of 2000, the Fund sold trailers and railcars for a total gain of $2.1 million; and

     (ii)In the fourth quarter of 2000, the Fund sold a marine vessel, trailers, and railcars for a total gain of $1.8 million.
















                      (This space intentionally left blank)

INDEPENDENT AUDITORS' REPORT



The Members
Professional Lease Management Income Fund I, L.L.C.:

We have audited the financial statements of Professional Lease Management Income Fund I, L.L.C. (the "Fund") as of December 31, 2001, and for the year then ended, and have issued our report thereon dated March 8, 2002; such report is included elsewhere in this Form 10-K. Our audit also included the financial statement schedule of Professional Lease Management Income Fund I, L.L.C., listed in Item 14. This financial statement schedule is the responsibility of the Fund's management. Our responsibility is to express an opinion based on our audit. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.






/s/ Deloitte & Touche LLP


Certified Public Accountants

Tampa, Florida
March 8, 2002

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)
                        Valuation and Qualifying Accounts

                  Years Ended December 31, 2001, 2000, and 1999
                            (in thousands of dollars)


                                                                  Additions
                                             Balance at          Charged to                          Balance at
                                            Beginning of          Cost and                            Close of
                                                Year               Expense           Deductions         Year
                                           ----------------    ----------------     --------------  -------------

  Year Ended December 31, 2001
       Allowance for Doubtful Accounts     $         48       $        1,001        $         1     $    1,048
                                           ======================================================================

  Year Ended December 31, 2000
       Allowance for Doubtful Accounts     $         65       $           (5 )      $        12     $       48
                                           ======================================================================

  Year Ended December 31, 1999
       Allowance for Doubtful Accounts     $         43       $           38        $        16     $       65
                                           ======================================================================

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.

                                INDEX OF EXHIBITS


  Exhibit                                                                  Page

    4.     Operating Agreement of Fund.                                     *

   10.1    Management Agreement between Fund and PLM Investment             *
           Management, Inc.

   10.2    $25.0 Million Note Agreement, dated as of December 30, 1996.     *

   10.3    Warehouse Credit Agreement, dated as of April 13, 2001.          *

   10.4    First Amendment to Warehousing Credit Agreement, dated
           as of December 21, 2001.                                        47-55


           Financial Statements required under Regulation S-X Rule 3-09:

   99.2    TAP Trust.                                                      56-63












----------------------------------------
* Incorporated by reference. See page 23 of this report.