Form 10-Q
period 2002-03-31
PROFESSIONAL LEASE MANAGEMENT INCOME FUND I LLC
filed 2002-05-14
CIK 928956

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------
                                    FORM 10-Q


     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended March 31, 2002

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
                 (in thousands of dollars, except unit amounts)
                                   (unaudited)

                                                                              March 31,         December 31,
                                                                                 2002                2001
                                                                           ------------------------------------
ASSETS

Equipment held for operating leases                                          $   89,818          $   89,833
Less accumulated depreciation                                                   (50,168)            (48,425)
                                                                           ------------------------------------
    Net equipment                                                                39,650              41,408

Cash and cash equivalents                                                        21,638              21,837
Restricted cash                                                                   1,402                 553
Accounts receivable, less allowance for doubtful accounts
      of $1,830 in 2002 and $1,048 in 2001                                        2,768               2,513
Investment in unconsolidated special-purpose entities                             2,583               2,741
Debt placement fees, less accumulated amortization
      of $92 in 2002 and $87 in 2001                                                 85                  89
Prepaid expenses and other assets                                                   122                 102
                                                                           ------------------------------------

      Total assets                                                           $   68,248          $   69,243
                                                                           ====================================

LIABILITIES AND MEMBERS' EQUITY

Liabilities:
Accounts payable and accrued expenses                                        $      850          $      625
Due to affiliates                                                                   219                 251
Lessee deposits and reserves for repairs                                          3,932               3,739
Note payable                                                                     19,000              19,000
                                                                           ------------------------------------
    Total liabilities                                                            24,001              23,615
                                                                           ------------------------------------

Members' equity:
Class A members (4,971,311 units as of March 31, 2002
      and December 31, 2001)                                                     44,247              45,628
Class B member                                                                       --                  --
                                                                           ------------------------------------
    Total members' equity                                                        44,247              45,628
                                                                           ------------------------------------

       Total liabilities and members' equity                                 $   68,248          $   69,243
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
                                   (unaudited)

                                                                                       For the Three Months
                                                                                          Ended March 31,
                                                                                       2002           2001
                                                                                     --------------------------
REVENUES

Lease revenue                                                                        $  4,749      $   4,527
Interest and other income                                                                  99            204
Net gain on disposition of equipment                                                        4            977
                                                                                     --------------------------
    Total revenues                                                                      4,852          5,708
                                                                                     --------------------------

EXPENSES

Depreciation and amortization                                                           1,752          2,752
Repairs and maintenance                                                                   452            586
Equipment operating expenses                                                              984            514
Insurance expense                                                                         114            197
Management fees to affiliate                                                              213            240
Interest expense                                                                          344            403
General and administrative expenses to affiliates                                          89            210
Other general and administrative expenses                                                 170            241
Provision for bad debt expense                                                            782             10
                                                                                     --------------------------
    Total expenses                                                                      4,900          5,153
                                                                                     --------------------------

Equity in net income (loss) of unconsolidated special-purpose entities                    129             (2)
                                                                                     --------------------------

      Net income                                                                     $     81      $     553
                                                                                     ==========================

MEMBERS' SHARE OF NET INCOME (LOSS)

Class A members                                                                      $   (138)     $     114
Class B member                                                                            219            439
                                                                                     --------------------------

       Total                                                                         $     81      $     553
                                                                                     ==========================

Net income (loss) per weighted-average Class A unit                                  $  (0.03)     $    0.02
                                                                                     ==========================

Cash distributions                                                                   $  1,462      $   2,306
                                                                                     ==========================

Cash distributions per weighted-average Class A units                                $   0.25      $    0.38
                                                                                     ==========================










       See accompanying notes to unaudited condensed financial statements.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)
               CONDENSED STATEMENTS OF CHANGES IN MEMBERS' EQUITY
             For the period from December 31, 2000 to March 31, 2002
                            (in thousands of dollars)
                                   (unaudited)

                                                          Class A             Class B               Total
                                                      ---------------------------------------------------------

  Members' equity as of December 31, 2000             $       43,670       $          --       $      43,670

Net income                                                     7,488               1,097               8,585

Cash distribution                                             (5,530)             (1,097)             (6,627)
                                                      ---------------------------------------------------------

  Members' equity as of December 31, 2001                     45,628                  --              45,628

Net income (loss)                                               (138)                219                  81

Cash distribution                                             (1,243)               (219)             (1,462)
                                                      ---------------------------------------------------------

  Members' equity as of March 31, 2002                $       44,247       $          --       $      44,247
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
                                   (unaudited)

                                                                            For the Three Months
                                                                               Ended March 31,
                                                                          2002                 2001
                                                                    --------------------------------------
    OPERATING ACTIVITIES

    Net income                                                      $           81       $          553
    Adjustments to reconcile net income to net cash
          provided by (used in) operating activities:
      Depreciation and amortization                                          1,752                2,752
      Provision for bad debts                                                  782                   10
      Net gain on disposition of equipment                                      (4)               (977)
      Equity in net (income) loss of unconsolidated
            special-purpose entities                                          (129)                   2
      Changes in operating assets and liabilities:
        Restricted cash                                                       (849)                 (33)
        Accounts receivable, net                                            (1,037)                 434
        Prepaid expenses and other assets                                      (20)                  (1)
        Accounts payable and accrued expenses                                  310                  279
        Due to affiliates                                                      (32)                  37
        Lessee deposits and reserves for repairs                               193                 (259)
                                                                    --------------------------------------
            Net cash provided by operating activities                        1,047                2,797
                                                                    --------------------------------------

    INVESTING ACTIVITIES

    Payments for purchase of equipment and capitalized
          repairs                                                               (2)              (2,261)
    Distributions from unconsolidated special-purpose
          entities                                                             287                  531
    Proceeds from disposition of equipment                                      16                4,188
                                                                    --------------------------------------
          Net cash provided by investing activities                            301                2,458
                                                                    --------------------------------------

    FINANCING ACTIVITIES

    Cash distributions to Class A members                                   (1,328)              (1,867)
    Cash distributions to Class B member                                      (219)                (439)
                                                                    --------------------------------------
          Net cash used in financing activities                             (1,547)              (2,306)
                                                                    --------------------------------------

    Net (decrease) increase in cash and cash equivalents                      (199)               2,949
    Cash and cash equivalents at beginning of period                        21,837               11,291
                                                                    --------------------------------------
    Cash and cash equivalents at end of period                      $       21,638       $       14,240
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

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

1. OPINION OF MANAGEMENT

In the opinion of the management of PLM Financial Services, Inc. (FSI or the Manager), the accompanying unaudited condensed financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the unaudited condensed financial position of Professional Lease Management Income Fund I, L.L.C. (the Fund) as of March 31, 2002 and December 31, 2001, the unaudited condensed statements of income for the three months ended March 31, 2002 and 2001, the unaudited condensed statements of changes in members' equity for the period from December 31, 2000 to March 31, 2002, and the unaudited condensed statements of cash flows for the three months ended March 31, 2002 and 2001. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from the accompanying condensed financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Fund's Annual Report on Form 10-K for the year ended December 31, 2001, on file at the Securities and Exchange Commission.

2. SCHEDULE OF FUND PHASES

The Fund is currently in its investment phase during which the Fund uses a portion of the cash generated from operations and proceeds from asset sales to purchase additional equipment. The Manager believes these acquisitions may cause the Fund to generate additional earnings and cash flow for the Fund.

Beginning in the Fund's seventh year of operations, which commences on January 1, 2003, the Manager will stop purchasing additional equipment. Surplus cash, if any, less reasonable reserves, will be distributed to the members. The Fund will terminate on December 31, 2010, unless terminated earlier upon sale of all equipment and certain other events.

3. RECLASSIFICATION

Certain amounts in the 2001 financial statements have been reclassified to conform to the 2002 presentations.

4. CASH DISTRIBUTIONS

Cash distributions are recorded when paid and may include amounts in excess of net income that are considered a return of capital. For the three months ended March 31, 2002 and 2001, cash distributions totaled $1.5 million and $2.3 million, respectively. Cash distributions to the Class A unitholders of $1.2 million and $1.8 million for the three months ended March 31, 2002 and 2001, respectively, were deemed to be a return of capital.

Cash distributions of $0.8 million related to the results from the first quarter of 2002 will be paid during the second quarter of 2002.

5. TRANSACTIONS WITH MANAGER AND AFFILIATES

The balance due to affiliates as of March 31, 2002 included $0.2 million due to FSI and its affiliates for management fees. The balance due to affiliates as of December 31, 2001, included $0.3 million due to FSI and its affiliates for management fees.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

5. TRANSACTIONS WITH MANAGER AND AFFILIATES (continued)

The Fund's proportional share of the affiliated expenses incurred by the unconsolidated special-purpose entities (USPEs) during 2002 and 2001 is listed in the following table (in thousands of dollars):

                                                    For the Three Months
                                                       Ended March 31,
                                                     2002          2001
                                                  --------------------------

Management fees                                   $     16      $      37
Data processing and administrative
   expenses                                              5             19

These affiliate expenses reduced the Fund's proportional share of the equity interest in the income in USPEs.

6. EQUIPMENT

Owned equipment held for operating leases is stated at cost. The components of owned equipment were as follows (in thousands of dollars):

                                               March 31,             December 31,
                                                  2002                   2001
                                            ----------------------------------------

Marine containers                             $   31,388             $    31,405
Railcars                                          19,497                  19,495
Marine vessel                                     17,000                  17,000
Aircraft                                          15,358                  15,358
Trailers                                           6,575                   6,575
                                            ----------------------------------------
                                                  89,818                  89,833
Less accumulated depreciation                    (50,168)                (48,425)
                                            ----------------------------------------
      Net equipment                           $   39,650             $    41,408
                                            ========================================

As of March 31, 2002, all owned equipment in the Fund's portfolio was on lease except for 69 railcars with a net book value of $0.6 million. As of December 31, 2001, all owned equipment in the Fund portfolio was on lease except for 62 railcars with a net book value of $0.5 million.

During the three months ended March 31, 2001, the Fund purchased marine containers for $2.3 million. No equipment was purchased during the three months ended March 31, 2002.

During the three months ended March 31, 2002, the Fund disposed of marine containers with a net book value of $12,000 for proceeds of $16,000. During the three months ended March 31, 2001, the Fund disposed of a marine vessel, a marine container and railcars with an aggregate net book value of $3.2 million for aggregate proceeds of $4.2 million.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

7. INVESTMENTS IN UNCONSOLIDATED SPECIAL-PURPOSE ENTITIES

The Fund owns equipment jointly with affiliated programs. These are single purpose entities that do not have any debt or other financial encumbrances. The net investments in USPEs include the following jointly-owned equipment and related assets and liabilities (in thousands of dollars):

                                                                              March 31,           December 31,
                                                                                 2002                 2001
                                                                          ------------------------------------------

     50% interest in a trust owning a stage III commercial
               aircraft                                                    $         2,561     $           2,722
     50% interest in a trust owning a stage III commercial
               aircraft                                                                 35                    32
     Other                                                                             (13)                  (13)
                                                                          ------------------------------------------
         Net investments                                                   $         2,583     $           2,741
                                                                          ==========================================

As of March 31, 2002 and December 31, 2001, all jointly-owned equipment in the Fund's USPE portfolio was on lease.

8. OPERATING SEGMENTS

The Fund operates in five different segments: marine vessel leasing, aircraft leasing, railcar leasing, trailer leasing and marine container leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers.

The following tables present a summary of the operating segments (in thousands of dollars):

                                           Marine                                     Marine
    For the three months ended             Vessel   Aircraft    Railcar   Trailer    Container
             March 31, 2002               Leasing    Leasing    Leasing   Leasing     Leasing    Other(1)    Total
             --------------               -------    -------    -------   -------     -------    ------      -----

    REVENUES
      Lease revenue                        $ 1,562   $    758   $    878  $    322   $  1,229  $     --   $  4,749
      Interest income and other                 --         --         --        --         --        99         99
      Net gain on disposition of                --         --         --        --          4        --          4
    equipment
                                          -------------------------------------------------------------------------
        Total revenues                       1,562        758        878       322      1,233        99      4,852
                                          -------------------------------------------------------------------------

    COSTS AND EXPENSES
      Operations support                     1,195          7        153       165         14        16      1,550
      Depreciation and amortization            370         --        280        92      1,006         4      1,752
      Interest expense                          --         --         --        --         --       344        344
      Management fees to affiliate              78         --         58        15         62        --        213
      General and administrative expenses        8         12         41        49         --       149        259
      Provision for bad debts                   --        758          1        23         --        --        782
                                          -------------------------------------------------------------------------
        Total costs and expenses             1,651        777        533       344      1,082       513      4,900
                                          -------------------------------------------------------------------------
    Equity in net income of USPEs               --        129         --        --         --        --        129
                                          -------------------------------------------------------------------------
        Net income (loss)                  $   (89)  $    110   $    345  $    (22)  $    151  $   (414)  $     81
                                          =========================================================================

    Total assets as of March 31, 2002      $ 8,995   $  3,970   $  8,231  $  2,194   $ 22,459  $ 22,399   $ 68,248
                                          =========================================================================






(1) Includes certain assets not identifiable to a specific segment such as cash, certain restricted cash, deferred charges and prepaid expenses. Also includes interest income and costs not identifiable to a particular segment, such as interest expense, and certain amortization, general and administrative and operations support expenses.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A Delaware Limited Liability Company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

8.   OPERATING SEGMENTS (continued)

                                           Marine                                     Marine
    For the three months ended             Vessel   Aircraft    Railcar   Trailer    Container
             March 31, 2001               Leasing    Leasing    Leasing   Leasing     Leasing    Other(2)    Total
             --------------               -------    -------    -------   -------     -------    ------      -----

    REVENUES
      Lease revenue                        $ 1,023   $  1,014   $    835  $    261   $  1,394  $     --   $  4,527
      Interest income and other                 --         --         --        --         --       204        204
      Net gain on disposition of               965         --         11        --          1        --        977
    equipment
                                          -------------------------------------------------------------------------
        Total revenues                       1,988      1,014        846       261      1,395       204      5,708
                                          -------------------------------------------------------------------------

    COSTS AND EXPENSES
      Operations support                       948          8        160       102         19        60      1,297
      Depreciation and amortization            444        579        323       100      1,302         4      2,752
      Interest expense                          --         --         --        --         --       403        403
      Management fees to affiliate              51         51         56        13         69        --        240
      General and administrative expenses       26          6         16        27          1       375        451
      Provision for (recovery of) bad           --         --         (1)        3          8        --         10
    debts
                                          -------------------------------------------------------------------------
        Total costs and expenses             1,469        644        554       245      1,399       842      5,153
                                          -------------------------------------------------------------------------
    Equity in net income (loss) of USPEs       (45)        43         --        --         --        --         (2)
                                          -------------------------------------------------------------------------
        Net income (loss)                  $   474   $    413   $    292  $     16   $     (4) $   (638)  $    553
                                          =========================================================================

(2) Includes interest income and costs not identifiable to a particular segment, such as interest expense, and certain amortization, general and administrative and operations support expenses.

9.   NET INCOME (LOSS) PER WEIGHTED-AVERAGE CLASS A UNIT

Net income (loss) per weighted-average Class A unit was computed by dividing net income (loss) attributable to Class A members by the weighted-average number of Class A units deemed outstanding during the period. The weighted-average number of Class A units deemed outstanding during the three months ended March 31, 2002 and 2001 was 4,971,311 units.

10. SUBSEQUENT EVENT

In April 2002, PLM International, Inc. (PLMI) extended the $10.0 million warehouse facility, which is shared by the Fund, PLM Equipment Growth Fund V, PLM Equipment Growth Fund VI, PLM Equipment Growth & Income Fund VII and Acquisub LLC, a wholly owned subsidiary of PLMI which is the parent company of FSI. The facility provides for financing up to 100% of the cost of the equipment. Outstanding borrowings by one borrower reduce the amount available to each of the other borrowers under the facility. Individual borrowings may be outstanding for no more than 270 days, with all advances due no later than July 11, 2002. Interest accrues either at the prime rate or LIBOR plus 2.0% at the borrower's option and is set at the time of an advance of funds. Borrowings by the Fund are guaranteed by PLMI. The Fund is not liable for the advances made to other borrowers. This facility expires on July 11, 2002. The Manager is currently in the process of renewing the warehouse facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)  RESULTS OF OPERATIONS

COMPARISON OF THE PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.'S (THE FUND'S) OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001


(A) Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment decreased during the first quarter of 2002, compared to the same quarter of 2001. Gains or losses from the sale of equipment, interest and other income and certain expenses such as management fees to affiliate, depreciation and amortization and general and administrative expenses relating to the operating segments (see Note 8 to the unaudited condensed financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                                                 For the Three Months
                                                   Ended March 31,
                                                2002             2001
                                              ---------------------------

Marine containers                             $ 1,215          $ 1,375
Aircraft                                          751            1,006
Railcars                                          725              675
Marine vessels                                    367               75
Trailers                                          157              159

Marine containers: Marine container lease revenues and direct expenses were $1.2 million and $14,000, respectively, for the first quarter of 2002, compared to $1.4 million and $19,000, respectively, during the same quarter of 2001. The decrease in lease revenues of $0.2 million during the first quarter of 2002 compared to 2001 was due to lower lease rates earned on the Fund's marine containers.

Aircraft: Aircraft lease revenues and direct expenses were $0.8 million and $7,000, respectively, for the first quarter of 2002, compared to $1.0 million and $8,000, respectively, during the same quarter of 2001. The decrease in lease revenues of $0.3 million during the first quarter of 2002 compared to 2001 was due to disposition of an owned aircraft during 2001.

Railcars: Railcar lease revenues and direct expenses were $0.9 million and $0.2 million, respectively, for the first quarter of 2002, compared to $0.8 million and $0.2 million, respectively, during the same quarter of 2001. A increase in railcar lease revenues of $39,000 was due a lease cancellation fee earned in 2002. A similar event did not occur during the same period of 2001.

Marine vessels: Marine vessel lease revenues and direct expenses were $1.6 million and $1.2 million, respectively, for the first quarter of 2002, compared to $1.0 million and $0.9 million, respectively, during the same quarter of 2001. Lease revenue increased $0.5 million in the first quarter of 2002 due a higher lease rate earned on this marine vessel resulting from the change in lease type from a time charter under which it operated in the first quarter of 2001 to a voyage charter under which it operated in the first quarter of 2002. Under a voyage charter, the marine vessel earns a higher lease rate but is responsible for additional operating costs. The increase in lease revenues was offset, in part, by a $0.2 million increase in operating expenses also resulting from the change in lease type.

Trailers: Trailer lease revenues and direct expenses were $0.3 million and $0.2 million, respectively, for the first quarter of 2002, compared to $0.3 million and $0.1 million, respectively, during the same quarter of 2001. Lease revenue increased $0.1 million in the first quarter of 2002 compared to the same period in 2001 due to higher utilization on the Fund's trailer fleet. Direct expenses increased $0.1 million in the first quarter of 2002 compared to 2001 due to higher repair costs.

(B) Interest and Other Income

Interest and other income decreased $0.1 million due to a decrease in the interest rate earned on cash balances in the first quarter of 2002 compared to the same period in 2001.

(C) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $3.4 million for the quarter ended March 31, 2002 decreased from $3.9 million for the same period in 2001.

     (i) A $1.0 million decrease in depreciation expenses from 2001 levels reflects the decrease of $0.6 million resulting from certain assets becoming fully depreciated during 2001 and a decrease of approximately $0.4 million caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned;

     (ii) A $0.2 million decrease in general and administrative expenses during the three months ended March 31, 2002 was due to a decrease of $0.1 million due to lower professional costs and $0.1 million resulting from lower allocations by the Manager for office services and data processing costs;

     (iii) A $0.1 million decrease in interest expense was due to lower average borrowings outstanding during the quarter ended March 31, 2002 compared to the same period in 2001; and

     (iv) A $0.8 million increase in the provision for bad debts was based on the Manager's evaluation of the collectability of receivables compared to 2001. The provision for bad debt expense recorded in the first quarter of 2002 of $0.8 million was primarily related to one aircraft lessee.

     (D) Net Gain on Disposition of Owned Equipment

     Net gain on disposition of equipment for the first quarter of 2002 totaled $4,000 which resulted from the sale or disposition of marine containers with a net book value of $12,000 for $16,000. Net gain on disposition of equipment for the first quarter of 2001 totaled $1.0 million which resulted from the disposition of a marine vessel, a marine container and railcars with an aggregate net book value of $3.2 million, for proceeds of $4.2 million.

     (E) Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities (USPEs)

     Equity in net income (loss) of USPEs represents the Fund's share of the net income (loss) generated from the operation of jointly owned assets accounted for under the equity method of accounting. These entities are single purpose and have no debt or other financial encumbrances. The following table presents equity in net income (loss) by equipment type (in thousands of dollars):

                                                                           For the Three Months
                                                                             Ended March 31,
                                                                          2002             2001
                                                                        ---------------------------

Aircraft                                                                $   129          $    43
Marine vessel                                                                --              (45)
                                                                        ---------------------------
       Equity in net income (loss) of USPEs                             $   129          $    (2)
                                                                        ===========================

Aircraft: As of March 31, 2002 and 2001, the Fund owned interests in two trusts that each owns a commercial aircraft. During the three months ended March 31, 2002, lease revenues of $0.3 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.2 million. During the same period of 2001, lease revenues of $0.5 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.5 million.

Lease revenues decreased $0.2 million due to the leases for two commercial aircraft in the trusts being renegotiated at a lower rate.

The decrease in expenses of $0.3 million was due to lower depreciation expense of $0.2 million resulting from the remaining commercial aircraft in the trust becoming fully depreciated during 2001 and $0.1 million resulting from the double declining-balance method of depreciation which results in greater depreciation in the first years an asset is owned.

Marine vessel: As of March 31, 2002, the Fund no longer owns an interest in an entity that owns a marine vessel. As of March 31, 2001, the Fund had an interest in an entity that owned a marine vessel. During the first quarter of 2001, marine vessel revenues and expenses were $0.2 million and $0.2 million, respectively. The Fund sold its interest in an entity owning a marine vessel during 2001.

(F) Net Income

As a result of the foregoing, the Fund had net income of $0.1 million for the three months ended March 31, 2002, compared to net income of $0.6 million during the same period of 2001. The Fund's ability to acquire, operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Fund's performance in the first quarter of 2002 is not necessarily indicative of future periods. In the first quarter of 2002, the Fund distributed $1.2 million to Class A members, or $0.25 per weighted-average Class A unit.

(II) CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On a regular basis, the Manager reviews these estimates including those related to asset lives and depreciation methods, impairment of long-lived assets, allowance for doubtful accounts, reserves related to legally mandated equipment repairs and contingencies and litigation. These estimates are based on the Manager's historical experience and on various other assumptions believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Manager believes, however, that the estimates, including those for the above-listed items, are reasonable and that actual results will not vary significantly from the estimated amounts.

The Manager believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Fund's financial statements:

Asset lives and depreciation methods: The Fund's primary business involves the purchase and subsequent lease of long-lived transportation and related equipment. The Manager has chosen asset lives that it believes correspond to the economic life of the related asset. The Manager has chosen a deprecation method that it believes matches the benefit to the Fund from the asset with the associated costs. These judgments have been made based on the Manager's expertise in each equipment segment that the Fund operates. If the asset life and depreciation method chosen does not reduce the book value of the asset to at least the potential future cash flows from the asset to the Fund, the Fund would be required to record a loss on revaluation. Likewise, if the net book value of the asset was reduced by an amount greater than the economic value has deteriorated, the Fund may record a gain on sale upon final disposition of the asset.

Impairment of long-lived assets: On a regular basis, the Manager reviews the carrying value of its equipment and investments in USPEs to determine if the carrying value of the assets may not be recoverable in consideration of the current economic conditions. This requires the Manager to make estimates related to future cash flows from each asset as well as the determination if the deterioration is temporary or permanent. If these estimates or the related assumptions change in the future, the Fund may be required to record additional impairment charges.

Allowance for doubtful accounts: The Fund maintains allowances for doubtful accounts for estimated losses resulting from the inability of the lessees to make the lease payments. These estimates are primarily based on the amount of time that has lapsed since the related payments were due as well as specific knowledge related to the ability of the lessees to make the required payments. If the financial condition of the Fund's lessees were to deteriorate, additional allowances could be required that would reduce income. Conversely, if the financial condition of the lessees were to improve or if legal remedies to collect past due amounts were successful, the allowance for doubtful accounts may need to be reduced and income would be increased.

Reserves for repairs: The Fund accrues for legally required repairs to equipment such as dry docking for marine vessels and engine overhauls to aircraft engines over the period prior to the required repairs. The amount that is reserved is based on the Manager's expertise in each equipment segment, the past history of such costs for that specific piece of equipment and discussions with independent, third party equipment brokers. If the amount reserved is not adequate to cover the cost of such repairs or if the repairs must be performed earlier than the Manager estimated, the Fund would incur additional repair and maintenance or equipment operating expenses.

Contingencies and litigation: The Fund is subject to legal proceedings involving ordinary and routine claims related to its business. The ultimate legal and financial liability with respect to such matters cannot be estimated with certainty and requires the use of estimates in recording liabilities for potential litigation settlements. Estimates for losses from litigation are made after consultation with outside counsel. If estimates of potential losses increase or the related facts and circumstances change in the future, the Fund may be required to record additional litigation expense.

(III) FINANCIAL CONDITION - CAPITAL RESOURCES AND LIQUIDITY

For the three months ended March 31, 2002, the Fund generated operating cash of $1.3 million (net cash provided by operating activities plus non-liquidating distributions from USPEs) to meet its operating obligations, pay debt and interest payments and make distributions (total of $1.5 million for three months ended March 31, 2002) to the members but also used undistributed available cash from prior periods and proceeds from asset sales of $0.2 million.

During the three months ended March 31, 2002, the Fund disposed of marine containers with a net book value of $12,000 for proceeds of $16,000.

Restricted cash increased during the three months ended March 31, 2002 due the deposit of $0.8 million into an escrow account related to collection efforts from an aircraft lessee.

Accounts receivable increased $0.3 million during the three months ended March 31, 2002 due to the timing of cash receipts.

Investments in USPEs decreased $0.2 million during the three months ended March 31, 2002 due to cash distributions of $0.3 million from the USPEs to the Fund being partially offset by income of $0.1 million that was recorded by the Fund for its equity interests in the USPEs.

Accounts payable increased $0.2 million during the three months ended March 31, 2002 due to the accrual of $0.3 million in interest expense due to the lender of the note payable that is paid semi-annually offset, in part, by the decrease of $0.1 million due to the timing of cash payments.

Lessee deposits and reserve for repairs increased $0.2 million during the three months ended March 31, 2002 due to the accrual of marine vessel dry-docking reserves of $0.1 million and a deposit of $0.1 million from a potential lessee.

In April 2002, PLM International, Inc. (PLMI) extended the $10.0 million warehouse facility, which is shared by the Fund, PLM Equipment Growth Fund V, PLM Equipment Growth Fund VI and PLM Equipment Growth & Income Fund VII and Acquisub LLC, a wholly owned subsidiary of PLMI which is the parent company of FSI. The facility provides for financing up to 100% of the cost of the equipment. Outstanding borrowings by one borrower reduce the amount available to each of the other borrowers under the facility. Individual borrowings may be outstanding for no more than 270 days, with all advances due no later than July 11, 2002. Interest accrues either at the prime rate or LIBOR plus 2.0% at the borrower's option and is set at the time of an advance of funds. Borrowings by the Fund are guaranteed by PLMI. The Fund is not liable for the advances made to the other borrowers. This facility expires on July 11, 2002. The Manager is currently in the process of renewing the warehouse facility.

As of May 13, 2002, the Fund had no borrowings outstanding under this facility and there were no other borrowings outstanding under this facility by any other eligible borrower.

(IV) OUTLOOK FOR THE FUTURE

Several factors may affect the Fund's operating performance in the remainder of 2002 and beyond, including changes in the markets for the Fund's equipment and changes in the regulatory environment in which the equipment operates.

The Fund's operation of a diversified equipment portfolio in a broad base of markets is intended to reduce its exposure to volatility in individual equipment sectors.

Other factors affecting the Fund's contribution in the remainder of 2002 and beyond include:

(1) The cost of new marine containers have been at historic lows for the past several years which has caused downward pressure on per diem lease rates for this type of equipment;

(2) Railcar loadings in North America for the first quarter of 2002 were below those of 2001. This decrease has led to lower utilization and lower contribution to the Fund as existing leases expire and renewal leases are negotiated;

(3) Marine vessel freight rates are dependent upon the overall condition of the international economy. Freight rates earned by the Fund's marine vessel began to decrease during the later half of 2001. This trend is expected to continue during the first half of 2002;

(4) Industry wide utilization of inter-modal trailers decreased 8% in the first quarter of 2002 compared to the first quarter of 2001. This may lead to lower utilization of the Fund's trailers as existing leases expire; and

(5) The airline industry began to see lower passenger travel during 2001. The tragic events on September 11, 2001 worsened the situation. As a result of this and general uncertainty in the airline industry, the Fund has had to renegotiate leases on its owned aircraft and partially owned aircraft during 2001 that will result in a decrease in revenues during 2002. During 2001, the lessee of three Stage II Boeing 737-200 commercial aircraft notified the Manager of its intention to return these aircraft. As of March 31, 2002, the lessee has not remitted seven lease payments due to the Fund. The Fund has a security deposit from this lessee that could be used to pay a portion of the amount due. During October 2001, the Manager sent a notification of default to the lessee. The lease, with an expiration date of October 2002, has certain return condition requirements for each aircraft. The Manager has recorded an allowance for bad debts for the amount due less the security deposit.

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

The Fund may invest excess cash flow and equipment sales proceeds, if any, after payment of operating expenses, loan principal and interest on debt, the maintenance of working capital reserves, and cash distributions to the members, to acquire additional equipment during the first six years of the Fund's operations which ends on December 31, 2002. The Manager believes these acquisitions may cause the Fund to generate additional earnings and cash flow for the Fund.

Beginning in the Fund's seventh year of operation, which commences January 1, 2003, the Manager will stop reinvesting cash flow and surplus funds, if any, less reasonable reserves, which will be distributed to the members. The Fund will terminate on December 31, 2010, unless terminated earlier upon sale of all equipment and by certain other events.

(V) FORWARD-LOOKING INFORMATION

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Fund's primary market risk exposure is that of currency devaluation risk. During the three months ended March 31, 2002, 77% of the Fund's total lease revenues from wholly-and partially-owned equipment came from non-United States domiciled lessees. Most of the leases require payment in United States (U.S.) currency. If these lessees' currency devalues against the U.S. dollar, the lessees could encounter difficulty in making the U.S. dollar denominated lease payment.

















                      (This space intentionally left blank)

                           PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         (a)  Exhibits

       10.1 Second amendment to the Warehouse Credit Agreement, dated April 12, 2002.

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


                              PROFESSIONAL LEASE MANAGEMENT
                              INCOME FUND I, L.L.C.
                              By:   PLM Financial Services, Inc.
                                    Manager




Date:  May 13, 2002            By: /s/ Stephen M. Bess
                                   -------------------
                               Stephen M. Bess
                               President and Current Chief Accounting Officer