Form 10-Q
period 2002-06-30
PROFESSIONAL LEASE MANAGEMENT INCOME FUND I LLC
filed 2002-08-14
CIK 928956

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ____________________
                                    FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR  THE  FISCAL  QUARTER  ENDED  JUNE  30,  2002

     [  ]    TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE
             SECURITIES  EXCHANGE  ACT  OF  1934
             FOR  THE  TRANSITION  PERIOD  FROM              TO

                         COMMISSION FILE NUMBER 0-28376
                             _______________________



               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
             (Exact name of registrant as specified in its charter)


                      DELAWARE                          94-3209289
            (State or other jurisdiction of          (I.R.S. Employer
             incorporation or organization)           Identification No.)

            450 CARILLON PARKWAY, SUITE 200
                  ST. PETERSBURG, FL                       33716
        (Address of principal executive offices)         (Zip code)


     Registrant's  telephone  number,  including  area  code  (727)  803-8200
     _______________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements  for  the  past  90  days.  Yes   X  No
                                             ---

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A DELAWARE LIMITED LIABILITY COMPANY)
                            CONDENSED BALANCE SHEETS
                 (in thousands of dollars, except unit amounts)
                                   (unaudited)


                                                                       June 30,             December 31,
                                                                        2002                    2001
                                                                      -------                  -------
ASSETS

Equipment held for operating leases                                   $ 89,816                 $ 89,833
Less accumulated depreciation                                          (51,835)                 (48,425)
                                                                      ---------                ---------
    Net equipment                                                       37,981                   41,408


Cash and cash equivalents                                               22,913                   21,837
Restricted cash                                                            626                      553
Accounts receivable, less allowance for doubtful accounts
      of $2,596 in 2002 and $1,048 in 2001                               2,429                    2,513
Investment in unconsolidated special-purpose entities                    2,425                    2,741
Debt placement fees, less accumulated amortization
      of $96 in 2002 and $87 in 2001                                        80                       89
Prepaid expenses and other assets                                           77                      102
                                                                      ---------                ---------
      Total assets                                                    $ 66,531                 $ 69,243

LIABILITIES AND MEMBERS' EQUITY

Liabilities:
Accounts payable and accrued expenses                                 $    793                 $    625
Due to affiliates                                                          199                      251
Lessee deposits and reserves for repairs                                 3,883                    3,739
Note payable                                                            19,000                   19,000
                                                                      ---------                ---------
    Total liabilities                                                   23,875                   23,615

Members' equity:
Class A members (4,971,311 units as of June 30, 2002
      and December 31, 2001)                                            42,656                   45,628
Class B member                                                              --                       --
                                                                      ---------                ---------
    Total members' equity                                               42,656                   45,628
                                                                      ---------                ---------
       Total liabilities and members' equity                          $ 66,531                 $ 69,243
                                                                      =========                =========













       See accompanying notes to unaudited condensed financial statements.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A DELAWARE LIMITED LIABILITY COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
         (in thousands of dollars, except weighted-average unit amounts)
                                   (unaudited)


                                                                    For the Three Months              For the Six Months
                                                                       Ended June 30,                   Ended June 30,
                                                                   2002              2001            2002            2001
                                                                  ------           -------         --------         ------
REVENUES

Lease revenue                                                     $4,781            $4,505         $ 9,531        $ 9,031
Interest and other income                                             91               210             189            415
Net gain on disposition of equipment                                   4                 3               8            980
                                                                  ------            ------         -------         -------
    Total revenues                                                 4,876             4,718           9,728         10,426

EXPENSES

Depreciation and amortization                                      1,672             2,563           3,424          5,315
Repairs and maintenance                                              418               504             870          1,090
Equipment operating expenses                                       1,110               443           2,094            957
Insurance expense                                                     94                57             209            254
Management fees to affiliate                                         215               239             428            480
Interest expense                                                     352               403             696            806
General and administrative expenses
      to affiliates                                                  121               121             211            343
Other general and administrative expenses                            374               159             544            387
Provision for (recovery of) bad debts                                767              (12)           1,548             (2)
                                                                  ------            ------         -------         -------
    Total expenses                                                 5,123             4,477          10,024          9,630


Equity in net income of unconsolidated
      special-purpose entities                                       119             1,005             248          1,003
                                                                  ------            ------         -------         -------
      Net income (loss)                                           $ (128)           $1,246         $   (48)       $ 1,799

MEMBERS' SHARE OF NET INCOME (LOSS)

Class A members                                                   $ (347)           $1,027         $  (487)       $ 1,141
Class B member                                                       219               219             439            658
                                                                  ------            ------         -------         -------
       Total                                                      $ (128)           $1,246         $   (48)       $ 1,799

Net income (loss) per
      weighted-average Class A unit                               $(0.07)           $ 0.21         $ (0.10)       $  0.23
                                                                  ------            ------         -------         -------
Cash distribution                                                 $1,462            $1,462         $ 2,924        $ 3,768
                                                                  ------            ------         -------         -------
Cash distribution per weighted-average
      Class A unit                                                $ 0.25            $ 0.25         $  0.50        $  0.63
                                                                  ======            ======         =======        ========





       See accompanying notes to unaudited condensed financial statements.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A DELAWARE LIMITED LIABILITY COMPANY)
               CONDENSED STATEMENTS OF CHANGES IN MEMBERS' EQUITY
             FOR THE PERIOD FROM DECEMBER 31, 2000 TO JUNE 30, 2002
                            (in thousands of dollars)
                                   (unaudited)



                                                     Class A          Class B              Total
                                                    --------          -------             -------
  Members' equity as of December 31, 2000            $43,670         $    --             $43,670

Net income                                             7,488           1,097               8,585

Cash distribution                                     (5,530)         (1,097)             (6,627)
                                                     --------        --------            --------
  Members' equity as of December 31, 2001             45,628              --              45,628

Net income (loss)                                       (487)            439                 (48)

Cash distribution                                     (2,485)           (439)             (2,924)
                                                     --------        --------            --------
  Members' equity as of June 30, 2002                $42,656         $    --             $42,656
                                                     ========        ========            ========


































       See accompanying notes to unaudited condensed financial statements.



                     PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                           (A DELAWARE LIMITED LIABILITY COMPANY)
                             CONDENSED STATEMENTS OF CASH FLOWS
                                (in thousands of dollars)
                                       (unaudited)

                                                                             For the Six Months
                                                                               Ended June 30,
                                                                               2002      2001
                                                                              ----------------
OPERATING ACTIVITIES

Net income (loss)                                                            $   (48)  $ 1,799
Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
  Depreciation and amortization                                                3,424     5,315
  Provision for (recovery of) bad debts                                        1,548        (2)
  Net gain on disposition of equipment                                            (8)     (980)
  Equity in net income of unconsolidated
        special-purpose entities                                                (248)   (1,003)
  Changes in operating assets and liabilities:
    Restricted cash                                                              (73)      (66)
    Accounts receivable                                                       (1,464)      190
    Prepaid expenses and other assets                                             25        38
    Accounts payable and accrued expenses                                        158       265
    Due to affiliates                                                            (52)     (719)
    Lessee deposits and reserves for repairs                                     144        69
                                                                             --------  --------
        Net cash provided by operating activities                              3,406     4,906

INVESTING ACTIVITIES

Payments for purchase of equipment and capitalized
      repairs                                                                     (2)   (2,261)
Distributions from unconsolidated special-purpose
      entities                                                                   564     1,602
Liquidation distributions from unconsolidated
      special-purpose entities                                                    --       931
Proceeds from disposition of equipment                                            22     4,084
                                                                             --------  --------
      Net cash provided by investing activities                                  584     4,356

FINANCING ACTIVITIES

Accounts payable and accrued expenses                                             10        --
Cash distributions to Class A members                                         (2,485)   (3,110)
Cash distributions to Class B member                                            (439)     (658)
                                                                             --------  --------
      Net cash used in financing activities                                   (2,914)   (3,768)

Net increase in cash and cash equivalents                                      1,076     5,494
Cash and cash equivalents at beginning of period                              21,837    11,291
                                                                             --------  --------
Cash and cash equivalents at end of period                                   $22,913   $16,785
                                                                             ========  ========








       See accompanying notes to unaudited condensed financial statements.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A DELAWARE LIMITED LIABILITY COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.     Opinion  of  Management
       -----------------------

In the opinion of the management of PLM Financial Services, Inc. (FSI or the Manager), the accompanying unaudited condensed financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the unaudited condensed financial position of Professional Lease Management Income Fund I, L.L.C. (the Fund) as of June 30, 2002 and December 31, 2001, the unaudited condensed statements of operations for the three and six months ended June 30, 2002 and 2001, the unaudited condensed statements of changes in members' equity for the period from December 31, 2000 to June 30, 2002, and the unaudited condensed statements of cash flows for the six months ended June 30, 2002 and 2001. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from the accompanying condensed financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Fund's Annual Report on Form 10-K for the year ended December 31, 2001, on file at the Securities and Exchange Commission.

2.     Schedule  of  Fund  Phases
       --------------------------

The Fund is currently in its investment phase during which the Fund uses a portion of the cash generated from operations and proceeds from asset sales to purchase additional equipment. The Manager believes these acquisitions may cause the Fund to generate additional earnings and cash flow for the Fund.

     Beginning in the Fund's seventh year of operations, which commences on January 1, 2003, the Manager will stop purchasing additional equipment from cash generated from operations or disposition proceeds. Surplus cash, if any, less reasonable reserves, will be distributed to the members. The Fund will terminate on December 31, 2010, unless terminated earlier upon sale of all equipment and certain other events.

3.     Reclassification
       ----------------

Certain amounts in the 2001 financial statements have been reclassified to conform to the 2002 presentations.

4.     Cash  Distributions
       -------------------

Cash distributions are recorded when paid and may include amounts in excess of net income that are considered a return of capital. For the three months ended June 30, 2002 and 2001, cash distributions totaled $1.5 million. For the six months ended June 30, 2002 and 2001, cash distributions totaled $2.9 million and $3.8 million, respectively. Cash distributions to the Class A unitholders of $2.5 million and $2.0 million for the six months ended June 30, 2002 and 2001, respectively, were deemed to be a return of capital.

Cash distributions of $0.8 million related to the results from the second quarter 2002 will be paid during the third quarter of 2002.

5.     Transactions  with  Manager  and  Affiliates
       --------------------------------------------

The balance due to affiliates as of June 30, 2002 included $0.2 million due to FSI and its affiliates for management fees. The balance due to affiliates as of December 31, 2001, included $0.3 million due to FSI and its affiliates for management fees.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A DELAWARE LIMITED LIABILITY COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5.     Transactions  with  Manager  and  Affiliates(continued)
       --------------------------------------------

The Fund's proportional share of the affiliated expenses incurred by the unconsolidated special-purpose entities (USPEs) during 2002 and 2001 is listed in the following table (in thousands of dollars):


                                    For the Three Months         For the Six Months
                                       Ended June 30,              Ended June 30,
                                                          2002           2001        2002          2001
                                                         -----          -----       ------        ------
Management fees                                           $  15         $  25      $  32           $  62
Data processing and administrative
   expenses                                                   7            13         12              36


These affiliate expenses reduced the Fund's proportional share of the equity interest in the income of USPEs.

6.     Equipment
       ---------

Owned equipment held for operating leases is stated at cost. The components of owned equipment were as follows (in thousands of dollars):


                                         June 30,               December 31,
                                           2002                     2001
                                         --------                ---------
Marine containers                        $ 31,386                $ 31,405
Railcars                                   19,497                  19,495
Marine vessel                              17,000                  17,000
Aircraft                                   15,358                  15,358
Trailers                                    6,575                   6,575
                                         ---------               ---------
                                           89,816                  89,833
Less accumulated depreciation             (51,835)                (48,425)
                                         ---------               ---------
      Net equipment                      $ 37,981                $ 41,408
                                         =========               =========


As of June 30, 2002, all owned equipment in the Fund's portfolio was on lease except for 82 railcars with a net book value of $0.7 million. As of December 31, 2001, all owned equipment in the Fund portfolio was on lease except for 62 railcars with a net book value of $0.5 million.

During the six months ended June 30, 2001, the Fund purchased marine containers for $2.3 million. No equipment was purchased during the six months ended June 30, 2002.

During the six months ended June 30, 2002, the Fund disposed of marine containers with a net book value of $14,000 for proceeds of $22,000. During the six months ended June 30, 2001, the Fund disposed of a marine vessel, a marine container and railcars with an aggregate net book value of $3.2 million for aggregate proceeds of $4.2 million.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A DELAWARE LIMITED LIABILITY COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7.     Investments  in  Unconsolidated  Special-Purpose  Entities
       ----------------------------------------------------------

The Fund owns equipment jointly with affiliated programs. These are single purpose entities that do not have any debt or other financial encumbrances. The net investments in USPEs include the following jointly-owned equipment and related assets and liabilities (in thousands of dollars):


                                                        June 30,    December 31,
                                                          2002          2001
                                                       ==========  ==============
50% interest in a trust owning a stage III commercial
          aircraft                                     $   2,391   $       2,722
50% interest in a trust owning a stage III commercial
          aircraft                                            36              32
Other                                                         (2)            (13)
                                                       ----------  --------------
    Net investments                                    $   2,425   $       2,741
                                                       ==========  ==============


As of June 30, 2002 and December 31, 2001, all jointly-owned equipment in the Fund's USPE portfolio was on lease.

8.     Operating  Segments
       -------------------

The Fund operates in five different segments: marine vessel leasing, aircraft leasing, railcar leasing, trailer leasing and marine container leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers.

The following tables present a summary of the operating segments (in thousands of dollars):


                                          Marine                                     Marine
For the three months ended                Vessel    Aircraft   Railcar   Trailer   Container
      June 30, 2002                      Leasing    Leasing   Leasing   Leasing    Leasing     Other 1    Total

REVENUES
  Lease revenue                          $  1,690   $     758  $    793  $    336  $    1,204  $     --   $ 4,781
  Interest income and other                    --          --        --        --          --        91        91
  Net gain on disposition of equipment         --          --         1        --           3        --         4
                                         ---------  ---------  --------  --------  ----------  ---------  --------
     Total revenues                         1,690         758       794       336       1,207        91     4,876


COSTS AND EXPENSES
  Operations support                        1,273           6       168       145          14        16     1,622
  Depreciation and amortization               370          --       279        91         927         5     1,672
  Interest expense                             --          --        --        --          --       352       352
  Management fees to affiliate                 85          --        52        18          60        --       215
  General and administrative expenses          11          27        43        54          --       360       495
  Provision for bad debts                      --         758         9        --          --        --       767
                                         ---------  ---------  --------  --------  ----------  ---------  --------
      Total costs and expenses              1,739         791       551       308       1,001       733     5,123
                                         ---------  ---------  --------  --------  ----------  ---------  --------
Equity in net income of USPEs                  --         119        --        --          --        --       119
                                         ---------  ---------  --------  --------  ----------  ---------  --------
Net income (loss)                        $    (49)  $      86  $    243  $     28  $      206  $   (642)  $  (128)
                                         =========  =========  ========  ========  ==========  =========  ========

Total assets as of June 30, 2002         $  8,592   $   3,033  $  7,883  $  2,066  $   21,282  $ 23,675   $66,531
                                         =========  =========  ========  ========  ==========  =========  ========



1 Includes certain assets not identifiable to a specific segment such as cash, certain restricted cash, deferred charges and prepaid expenses. Also includes interest income and costs not identifiable to a particular segment, such as interest expense, and certain amortization, general and administrative and operations support expenses.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A DELAWARE LIMITED LIABILITY COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

8.     Operating  Segments  (continued)
       -------------------


                                             Marine                                      Marine
For the three months ended                   Vessel    Aircraft    Railcar    Trailer   Container
      June 30, 2001                         Leasing    Leasing    Leasing    Leasing    Leasing     Other 2    Total

REVENUES
  Lease revenue                             $    977   $   1,014  $    840   $    268   $    1,406  $     --   $4,505
  Interest income and other                       --          33        --         --           --       177      210
  Gain (loss) on disposition of equipment         (2)         --        (3)         8           --        --        3
                                            ---------  ---------  ---------  ---------  ----------  ---------  -------
     Total revenues                              975       1,047       837        276        1,406       177    4,718


COSTS AND EXPENSES
  Operations support                             631           3       160        174           19        17    1,004
  Depreciation and amortization                  444         579       323        100        1,113         4    2,563
  Interest expense                                --          --        --         --           --       403      403
  Management fees to affiliate                    49          51        56         13           70        --      239
  General and administrative expenses              9          12        13         56           --       190      280
  Provision for bad debts                         --          --       (12)        --           --        --      (12)
                                            ---------  ---------  ---------  ---------  ----------  ---------  -------
      Total costs and expenses                 1,133         645       540        343        1,202       614    4,477
                                            ---------  ---------  ---------  ---------  ----------  ---------  -------
Equity in net income of USPEs                    336         669        --         --           --        --    1,005
                                            ---------  ---------  ---------  ---------  ----------  ---------  -------
Net income (loss)                           $    178   $   1,071  $    297   $    (67)  $      204  $   (437)  $1,246
                                            =========  =========  =========  =========  ==========  =========  =======




                                          Marine                                     Marine
For the six months ended                  Vessel    Aircraft   Railcar   Trailer   Container
     June 30, 2002                       Leasing    Leasing   Leasing   Leasing    Leasing     Other 2    Total

REVENUES
  Lease revenue                          $  3,253   $   1,516  $  1,671  $    658  $    2,433  $     --   $ 9,531
  Interest income and other                    --          --        --        --          --       189       189
  Net gain on disposition of equipment         --          --         1        --           7        --         8
                                         ---------  ---------  --------  --------  ----------  ---------  --------
     Total revenues                         3,253       1,516     1,672       658       2,440       189     9,728


COSTS AND EXPENSES
  Operations support                        2,468          13       321       310          29        32     3,173
  Depreciation and amortization               740          --       559       183       1,933         9     3,424
  Interest expense                             --          --        --        --          --       696       696
  Management fees to affiliate                163          --       110        33         122        --       428
  General and administrative expenses          20          39        84       103          --       509       755
  Provision for bad debts                      --       1,516        10        22          --        --     1,548
                                         ---------  ---------  --------  --------  ----------  ---------  --------
      Total costs and expenses              3,391       1,568     1,084       651       2,084     1,246    10,024
                                         ---------  ---------  --------  --------  ----------  ---------  --------
Equity in net income of USPEs                  --         248        --        --          --        --       248
                                         ---------  ---------  --------  --------  ----------  ---------  --------
Net income (loss)                        $   (138)  $     196  $    588  $      7  $      356  $ (1,057)  $   (48)
                                         =========  =========  ========  ========  ==========  =========  ========










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

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A DELAWARE LIMITED LIABILITY COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

8.     Operating  Segments  (continued)
       -------------------


                                           Marine                                     Marine
For the six months ended                   Vessel   Aircraft    Railcar    Trailer   Container
      June 30, 2001                       Leasing   Leasing     Leasing    Leasing    Leasing     Other 2    Total

REVENUES
  Lease revenue                           $  1,999  $   2,028  $  1,674   $    530   $    2,800  $     --   $ 9,031
  Interest income and other                     --         34        --         --           --       381       415
  Net gain on disposition of equipment         963         --         8          8            1        --       980
                                          --------  ---------  ---------  ---------  ----------  ---------  --------
     Total revenues                          2,962      2,062     1,682        538        2,801       381    10,426


COSTS AND EXPENSES
  Operations support                         1,579         11       320        276           38        77     2,301
  Depreciation and amortization                888      1,157       645        201        2,415         9     5,315
  Interest expense                              --         --        --         --           --       806       806
  Management fees to affiliate                 100        101       112         27          140        --       480
  General and administrative expenses           35         18        30         83           --       564       730
  Provision for (recovery of) bad debts         --         --       (14)         3            9        --        (2)
                                          --------  ---------  ---------  ---------  ----------  ---------  --------
      Total costs and expenses               2,602      1,287     1,093        590        2,602     1,456     9,630
                                          --------  ---------  ---------  ---------  ----------  ---------  --------
Equity in net income of USPEs                  291        712        --         --           --        --     1,003
                                          --------  ---------  ---------  ---------  ----------  ---------  --------
Net income (loss)                         $    651  $   1,487  $    589   $    (52)  $      199  $ (1,075)  $ 1,799
                                          ========  =========  =========  =========  ==========  =========  ========


9.     Net  Income  (Loss)  Per  Weighted-Average  Class  A  Unit
       ----------------------------------------------------------

Net income (loss) per weighted-average Class A unit was computed by dividing net income (loss) attributable to Class A members by the weighted-average number of Class A units deemed outstanding during the period. The weighted-average number of Class A units deemed outstanding during the three and six months ended June 30, 2002 and 2001 was 4,971,311 units.

10.     Subsequent  Event
        -----------------

In July 2002, PLM International, Inc. (PLMI), the parent company of FSI, reached an agreement with the lenders of the $10.0 million warehouse facility to extend the expiration date of the facility to June 30, 2003. The warehouse facility is shared by the Fund, PLM Equipment Growth Fund V, PLM Equipment Growth Fund VI, PLM Equipment Growth & Income Fund VII and Acquisub LLC, a wholly owned subsidiary of PLMI. The facility provides for financing up to 100% of the cost of the equipment. Outstanding borrowings by one borrower reduce the amount available to each of the other borrowers under the facility. Individual borrowings may be outstanding for no more than 270 days, with all advances due no later than June 30, 2003. Interest accrues either at the prime rate or LIBOR plus 2.0% at the borrower's option and is set at the time of an advance of funds. Borrowings by the Fund are guaranteed by PLMI. The Fund is not liable for the advances made to other borrowers.









2     Includes  interest  income  and  costs  not  identifiable  to a particular segment, such as interest expense, and certain amortization, general and administrative and operations support expenses.

ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF FINANCIAL CONDITION AND
             -------------------------------------------------------------------
RESULTS  OF  OPERATIONS
    -------------------

(I)     RESULTS  OF  OPERATIONS

Comparison  of  the  Professional  Lease Management Income Fund I, L.L.C.'s (the
--------------------------------------------------------------------------------
Fund's)  Operating  Results  for  the  Three Months Ended June 30, 2002 and 2001
--------------------------------------------------------------------------------

(A)      Owned  Equipment  Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment decreased during the second quarter of 2002, compared to the same quarter of 2001. Gains or losses from the sale of equipment, interest and other income and certain expenses such as management fees to affiliate, depreciation and amortization and general and administrative expenses relating to the operating segments (see Note 8 to the unaudited condensed financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):


                                         For the Three Months
                                             Ended June 30,
                                          2002           2001
                                          ===================
Marine containers                        $1,190        $1,387
Aircraft                                    752         1,011
Railcars                                    625           680
Marine vessels                              417           346
Trailers                                    191            94


Marine containers: Marine container lease revenues and direct expenses were $1.2 million and $14,000, respectively, for the second quarter of 2002, compared to $1.4 million and $19,000, respectively, during the same quarter of 2001. The decrease in lease revenues of $0.2 million during the second quarter of 2002 compared to 2001 was due to lower lease rates earned on the Fund's marine containers.

Aircraft: Aircraft lease revenues and direct expenses were $0.8 million and $6,000, respectively, for the second quarter of 2002, compared to $1.0 million and $3,000, respectively, during the same quarter of 2001. The decrease in lease revenues of $0.2 million during the second quarter of 2002 compared to 2001 was due to disposition of an owned aircraft during 2001.

Railcars: Railcar lease revenues and direct expenses were $0.8 million and $0.2 million, respectively, for the second quarter of 2002 and 2001. The decrease in railcar contribution was due to lower re-lease rates earned on leases that expired during 2001 and 2002.

Marine vessels: Marine vessel lease revenues and direct expenses were $1.7 million and $1.3 million, respectively, for the second quarter of 2002, compared to $1.0 million and $0.6 million, respectively, during the same quarter of 2001. Lease revenue increased $0.7 million in the second quarter of 2002 due to a higher lease rate earned on this marine vessel resulting from the change in lease type from a time charter under which it operated in the second quarter of 2001 to a voyage charter under which it operated in the second quarter of 2002. Under a voyage charter, the marine vessel earns a higher lease rate but is responsible for additional operating costs. The increase in lease revenues was offset, in part, by a $0.6 million increase in operating expenses also resulting from the change in lease type.

Trailers: Trailer lease revenues and direct expenses were $0.3 million and $0.1 million, respectively, for the second quarter of 2002, compared to $0.3 million and $0.2 million, respectively, during the same quarter of 2001. Lease revenue increased $0.1 million in the second quarter of 2002 compared to the same period in 2001 due to higher lease rates on the Fund's trailer fleet. Direct expenses decreased $29,000 in the second quarter of 2002 compared to 2001 due to lower repair costs.

(B)      Interest  and  Other  Income

Interest and other income decreased $0.1 million due to a decrease in the interest rate earned on cash balances in the second quarter of 2002 compared to the same period in 2001.

(C)      Indirect  Expenses  Related  to  Owned  Equipment  Operations

Total indirect expenses of $3.5 million remained relatively the same for the quarters ended June 30, 2002 and 2001. Significant variances are explained as follows:

     (i) A $0.9 million decrease in depreciation expense from 2001 levels reflects a decrease of $0.6 million resulting from certain assets becoming fully depreciated during 2001 and a decrease of approximately $0.3 million caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned;

     (ii) A $0.1 million decrease in interest expense was due to lower average borrowings outstanding during the quarter ended June 30, 2002 compared to the same period in 2001;

     (iii) A $0.2 million increase in general and administrative expenses during the three months ended June 30, 2002 was due to an increase of $0.1 million resulting from higher professional costs and $0.1 million resulting from higher administrative costs; and

     (iv) A $0.8 million increase in the provision for bad debts was based on the Manager's evaluation of the collectability of receivables compared to 2001. The provision for bad debts recorded in the second quarter of 2002 was primarily related to one aircraft lessee.

(D)     Net  Gain  on  Disposition  of  Owned  Equipment

Net gain on disposition of owned equipment for the second quarter of 2002 totaled $4,000 which resulted from the sale of marine containers with a net book value of $2,000 for proceeds of $6,000. The net gain on disposition of owned equipment for the second quarter of 2001 totaled $3,000 which resulted from the sale of a railcar and trailers with a net book value of $15,000, for proceeds of $18,000.

(E)     Equity  in Net Income of Unconsolidated Special-Purpose Entities (USPEs)

Equity in net income of USPEs represents the Fund's share of the net income generated from the operation of jointly owned assets accounted for under the equity method of accounting. These entities are single purpose and have no debt or other financial encumbrances. The following table presents equity in net income by equipment type (in thousands of dollars):


                                                          For the Three Months
                                                              Ended June 30,
                                                            2002          2001
                                                            ==================
Aircraft                                                    $119        $  669
Marine vessel                                                  -           336
                                                           ------       ------
       Equity in net income of USPEs                        $119        $1,005
                                                           ======       ======


Aircraft: As of June 30, 2002 and 2001, the Fund owned interests in two trusts that each owns a commercial aircraft. During the three months ended June 30, 2002, lease revenues of $0.3 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.2 million. During the same period of 2001, lease revenues of $0.3 million and other income of $0.8 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.5 million.

The decrease in expenses of $0.3 million was due to lower depreciation expense of $0.2 million resulting from a commercial aircraft in one trust becoming fully depreciated during 2001 and $0.1 million decrease resulting from the double declining-balance method of depreciation which results in greater depreciation in the first years an asset is owned.

Marine vessel: As of June 30, 2002 and 2001, the Fund no longer owned an interest in an entity that owned a marine vessel. During the second quarter of 2001, marine vessel lease revenues of $0.2 million and the gain of $0.3 million from the sale of a marine vessel entity in which the Fund owned an interest were offset by depreciation expense, direct expenses, and administrative expenses of $0.1 million.

(F)     Net  Income  (Loss)

As a result of the foregoing, the Fund had net loss of $0.1 million for the three months ended June 30, 2002, compared to net income of $1.2 million during the same period of 2001. The Fund's ability to acquire, operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Fund's performance in the second quarter of 2002 is not necessarily indicative of future periods. In the second quarter of 2002, the Fund distributed $1.2 million to Class A members, or $0.25 per weighted-average Class A unit.

Comparison  of  the  Fund's  Operating Results for the Six Months Ended June 30,
--------------------------------------------------------------------------------
2002  and  2001
---------------

(A)      Owned  Equipment  Operations

Lease revenues less direct expenses on owned equipment decreased during the six months ended June 30, 2002, compared to the same period of 2001. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):


                                        For the Six Months
                                          Ended June 30,
                                        2002           2001
                                        ===================
Marine containers                      $2,404        $2,762
Aircraft                                1,503         2,017
Railcars                                1,350         1,354
Marine vessels                            785           420
Trailers                                  348           254


Marine containers: Marine container lease revenues and direct expenses were $2.4 million and $29,000, respectively, for the six months ended June 30, 2002, compared to $2.8 million and $38,000, respectively, during the same period of 2001. The decrease in lease revenues of $0.4 million during the six months ended June 30, 2002 compared to the same period of 2001 was due to lower lease rates earned on the Fund's marine containers.

Aircraft: Aircraft lease revenues and direct expenses were $1.5 million and $13,000, respectively, for the six months ended June 30, 2002, compared to $2.0 million and $11,000, respectively, during the same period of 2001. The decrease in lease revenues of $0.5 million during the six months ended June 30, 2002 compared to 2001 was due to the disposition of an owned aircraft during 2001.

Railcars:     Railcar  lease  revenues and direct expenses were $1.7 million and
$0.3  million,  respectively,  for  the six months ended June 30, 2002 and 2001.

Marine vessels: Marine vessel lease revenues and direct expenses were $3.3 million and $2.5 million, respectively, for the six months ended June 30, 2002, compared to $2.0 million and $1.6 million, respectively, during the same period of 2001. Lease revenue increased $1.3 million during the six months ended June 30, 2002 due a to higher lease rate earned on the marine vessel resulting from a change in lease type from a time charter under which it operated during the six months ended June 30, 2001 to a voyage charter under which it operated during the six months ended June 30, 2002. Under a voyage charter, the marine vessel earns a higher lease rate but is responsible for additional operating costs. The increase in lease revenues was offset, in part, by a $0.9 million increase in operating expenses also resulting from the change in lease type.

Trailers: Trailer lease revenues and direct expenses were $0.7 million and $0.3 million, respectively, for the six months ended June 30, 2002, compared to $0.5 million and $0.3 million, respectively, during the same period of 2001. Lease revenue increased $0.1 million in the six months ended June 30, 2002 compared to the same period in 2001 due to higher lease rates on the Fund's trailer fleet. Direct expenses increased $34,000 in the six months ended June 30, 2002 compared to 2001 due to higher repair costs.

(B)     Interest  and  Other  Income

Interest and other income decreased $0.2 million due to a decrease in the interest rate earned on cash balances in the six months ended June 30, 2002 compared to the same period in 2001.

(C)      Indirect  Expenses  Related  to  Owned  Equipment  Operations

Total indirect expenses of $6.9 million for the period ended June 30, 2002 decreased from $7.3 million for the same period in 2001.

     (i) A $1.9 million decrease in depreciation expense from 2001 levels reflects the decrease of $1.2 million resulting from certain assets becoming fully depreciated during 2001 and a decrease of approximately $0.7 million caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned;

     (ii) A $0.1 million decrease in interest expense was due to lower average borrowings outstanding during the period ended June 30, 2002 compared to the same period in 2001; and

     (iii) A $1.6 million increase in the provision for bad debts was based on the Manager's evaluation of the collectability of receivables compared to 2001. The provision for bad debt expense recorded in the six months ended June 30, 2002 was primarily related to one aircraft lessee.

(D)     Net  Gain  on  Disposition  of  Owned  Equipment

Net gain on disposition of owned equipment for the six months ended June 30, 2002 totaled $8,000 which resulted from the sale or disposition of marine containers with a net book value of $14,000 for $22,000. The net gain on disposition of owned equipment for the six months ended June 30, 2001 totaled $1.0 million which resulted from the sale of a marine vessel, a marine container, trailers, and railcars with a net book value of $3.2 million, for proceeds of $4.2 million.

(E)     Equity  in Net Income of Unconsolidated Special-Purpose Entities (USPEs)

Equity in net income of USPEs represents the Fund's share of the net income generated from the operation of jointly owned assets accounted for under the equity method of accounting. These entities are single purpose and have no debt or other financial encumbrances. The following table presents equity in net income by equipment type (in thousands of dollars):


                                                          For the Six Months
                                                            Ended June 30,
                                                          2002          2001
                                                          ==================
Aircraft                                                  $248        $  712
Marine vessel                                               --           291
                                                          -----       ------
       Equity in net income of USPEs                      $248        $1,003
                                                          =====       ======


Aircraft: As of June 30, 2002 and 2001, the Fund owned interests in two trusts that each owns a commercial aircraft. During the six months ended June 30, 2002, lease revenues of $0.6 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.4 million. During the same period of 2001, lease revenues of $0.9 million and other income of $0.8 million were offset by depreciation expense, direct expenses, and administrative expenses of $1.0 million.

Lease revenues decreased $0.2 million due to the leases for two commercial aircraft in the trusts being renegotiated at a lower rate.

The decrease in expenses of $0.6 million was due to lower depreciation expense of $0.4 million resulting from the remaining commercial aircraft in the trust becoming fully depreciated during 2001 and $0.1 million resulting from the double declining-balance method of depreciation which results in greater depreciation in the first years an asset is owned.

Marine vessel: As of June 30, 2002 and 2001, the Fund no longer owned an interest in an entity that owned a marine vessel. During the six months ended June 30, 2001, lease revenues of $0.4 million and the gain of $0.3 million from the sale of a marine vessel entity in which the Fund owned an interest were offset by depreciation expense, direct expenses, and administrative expenses of $0.4 million.

(F)     Net  Income  (Loss)

As a result of the foregoing, the Fund had a net loss of $48,000 for the six months ended June 30, 2002, compared to net income of $1.8 million during the same period of 2001. The Fund's ability to acquire, operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Fund's performance in the six months ended June 30, 2002 is not necessarily indicative of future periods. In the six months ended June 30, 2002, the Fund distributed $2.5 million to Class A members, or $0.50 per weighted-average Class A unit.

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

(III)      FINANCIAL  CONDITION  -  CAPITAL  RESOURCES  AND  LIQUIDITY

For the six months ended June 30, 2002, the Fund generated operating cash of $4.0 million (net cash provided by operating activities plus non-liquidating distributions from USPEs) to meet its operating obligations, pay debt and interest payments and make distributions (total of $2.9 million for six months ended June 30, 2002) to the members.

During the six months ended June 30, 2002, the Fund disposed of marine containers with a net book value of $14,000 for proceeds of $22,000.

Restricted cash increased during the six months ended June 30, 2002 due to the deposit of $0.1 million into an escrow account related to collection efforts from an aircraft lessee.

Accounts receivable decreased $0.1 million in the six months ended June 30, 2002. This decrease was due to increase in the allowance for bad debts of $1.5 million due to the General Partner's evaluation of the collectibility of accounts receivable. This decrease was partially offset by an increase of $1.5 million during the six months ended June 30, 2002 due to the timing of cash receipts.

Investments in USPEs decreased $0.3 million during the six months ended June 30, 2002 due to cash distributions of $0.6 million from the USPEs to the Fund being partially offset by income of $0.2 million that was recorded by the Fund for its equity interests in the USPEs.

Accounts payable increased $0.2 million during the six months ended June 30, 2002 due to the timing of cash payments to vendors.

Lessee deposits and reserve for repairs increased $0.1 million during the six months ended June 30, 2002 due to the accrual of marine vessel dry-docking reserves of $0.1 million.

Cash distributions of $0.8 million related to the results from the second quarter 2002 will be paid during the third quarter of 2002.

In July 2002, PLM International, Inc. (PLMI), the parent company of FSI, reached an agreement with the lenders of the $10.0 million warehouse facility to extend the expiration date of the facility to June 30, 2003. The warehouse facility is shared by the Fund, PLM Equipment Growth Fund V, PLM Equipment Growth Fund VI, PLM Equipment Growth & Income Fund VII and Acquisub LLC, a wholly owned subsidiary of PLMI. The facility provides for financing up to 100% of the cost of the equipment. Outstanding borrowings by one borrower reduce the amount available to each of the other borrowers under the facility. Individual borrowings may be outstanding for no more than 270 days, with all advances due no later than June 30, 2003. Interest accrues either at the prime rate or LIBOR plus 2.0% at the borrower's option and is set at the time of an advance of funds. Borrowings by the Fund are guaranteed by PLMI. The Fund is not liable for the advances made to other borrowers.

As of August 13, 2002, the Fund had no borrowings outstanding under this facility and there were no other borrowings outstanding under this facility by any other eligible borrower.


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

(2) Railcar loadings in North America for the six months ended June 30, 2002 were below those of 2001. This decrease may lead to lower utilization and lower contribution to the Fund as existing leases expire and renewal leases are negotiated;

(3) Marine vessel freight rates are dependent upon the overall condition of the international economy. Freight rates earned by the Fund's marine vessel began to decrease during the latter half of 2001 and continued through the first six months of 2002. This trend is expected to continue during the latter half of 2002 or until international economies stabilize and begin to improve;

(4) Industry wide utilization of inter-modal trailers decreased 12% in the six months ended June 30, 2002 compared to the six months ended June 30, 2001. This may lead to lower utilization of the Fund's trailers as existing leases expire; and

(5) The airline industry began to see lower passenger travel during 2001. The tragic events on September 11, 2001 worsened the situation. As a result of this and the general turmoil in the airline industry, the Fund has had to renegotiate leases on its owned aircraft and partially owned aircraft during 2001 that will result in a decrease in revenues during 2002.

In addition, these events have had a negative impact on the fair market value of the Fund's owned and partially owned aircraft. Although no revaluations were required during 2002 to these aircraft, the Manager does not expect these aircraft values to return to their previous value in the foreseeable future.

During 2001, the lessee of three Stage II Boeing 737-200 commercial aircraft notified the Manager of its intention to return these aircraft. The lessee is located in Brazil, a country currently experiencing economic difficulty. As of June 30, 2002, the lessee has not remitted ten lease payments due to the Fund. The Fund has a security deposit from this lessee that could be used to pay a portion of the amount due. During October 2001, the Manager sent a notification of default to the lessee. The lease, with an expiration date of October 2002, has certain return condition requirements for each aircraft. The Manager has recorded an allowance for bad debts for the amount due less the security deposit and is uncertain of the collectibility of this receivable.

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



Beginning in the Fund's seventh year of operation, which commences January 1, 2003, the Manager will stop reinvesting cash flow and disposition proceeds. Surplus funds, if any, less reasonable reserves, may be distributed the members. The Fund will terminate on December 31, 2010, unless terminated earlier upon sale of all equipment and by certain other events.

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

ITEM  3.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK
             ----------------------------------------------------------------

The Fund's primary market risk exposure is that of currency devaluation risk. During the six months ended June 30, 2002, 77% of the Fund's total lease revenues from wholly-and partially-owned equipment came from non-United States domiciled lessees. Most of the leases require payment in United States (U.S.) currency. If these lessees' currency devalues against the U.S. dollar, the lessees could encounter difficulty in making the U.S. dollar denominated lease payment.

















                      (This space intentionally left blank)

     PART  II  -  OTHER  INFORMATION



ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K
             -------------------------------------

     (a)     Exhibits
             --------

10.1     Third amendment to the Warehouse Credit Agreement, dated July 11, 2002.

     (b)     Reports  on  Form  8-K
             ----------------------

               None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     PROFESSIONAL  LEASE  MANAGEMENT
                                     INCOME  FUND  I,  L.L.C.

                                     By:PLM  Financial  Services,  Inc.
                                        Manager



Date:  August  13,  2002                By:  /s/  Stephen  M.  Bess
                                             ----------------------
                                             Stephen  M.  Bess
                                             President  and
                                             Current  Chief  Accounting  Officer




CERTIFICATION

The undersigned hereby certifies, in their capacity as an officer of the Manager of Professional Lease Management Income Fund I, L.L.C. (the Fund), that the Quarterly Report of the Fund on Form 10-Q for the period ended June 30, 2002, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Fund at the end of such period and the results of operations of the Fund for such period.


                                      PROFESSIONAL  LEASE  MANAGEMENT
                                      INCOME  FUND  I,  L.L.C.

                                      By:PLM  Financial  Services,  Inc.
                                         Manager




Date:  August  13,  2002                 By:/s/  Stephen  M.  Bess
                                            ----------------------
                                            Stephen  M.  Bess
                                            President  and
                                            Current  Chief  Accounting  Officer




Date:  August  13,  2002                 By:/s/  James  A.  Coyne
                                            ---------------------
                                            James  A.  Coyne
                                            Chief  Financial  Officer