Form 10-Q
period 2002-09-30
PROFESSIONAL LEASE MANAGEMENT INCOME FUND I LLC
filed 2002-11-14
CIK 928956

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ____________________
                                    FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR  THE  FISCAL  QUARTER  ENDED  SEPTEMBER  30,  2002

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
                 (in thousands of dollars, except unit amounts)
                                   (unaudited)

                                                             September 30,     December 31,
                                                                 2002             2001
                                                            ===============================
ASSETS

Equipment held for operating leases. . . . . . . . . . . .  $       89,583   $      89,833
Less accumulated depreciation. . . . . . . . . . . . . . .         (53,374)        (48,425)
                                                            ---------------  --------------
    Net equipment. . . . . . . . . . . . . . . . . . . . .          36,209          41,408


Cash and cash equivalents. . . . . . . . . . . . . . . . .          22,825          21,837
Restricted cash. . . . . . . . . . . . . . . . . . . . . .           1,206             553
Accounts receivable, less allowance for doubtful accounts
      of $3,231 in 2002 and $1,048 in 2001 . . . . . . . .           2,376           2,513
Investment in unconsolidated special-purpose entities. . .           2,219           2,754
Debt placement fees, less accumulated amortization
      of $101 in 2002 and $87 in 2001. . . . . . . . . . .              76              89
Prepaid expenses and other assets. . . . . . . . . . . . .             191             102
                                                            ---------------  --------------
      Total assets . . . . . . . . . . . . . . . . . . . .  $       65,102   $      69,256
                                                            ===============  ==============
LIABILITIES AND MEMBERS' EQUITY

Liabilities:
Accounts payable and accrued expenses. . . . . . . . . . .  $        1,370   $         625
Due to affiliates. . . . . . . . . . . . . . . . . . . . .             174             264
Lessee deposits and reserves for repairs . . . . . . . . .           3,966           3,739
Note payable . . . . . . . . . . . . . . . . . . . . . . .          19,000          19,000
                                                            ---------------  --------------
    Total liabilities. . . . . . . . . . . . . . . . . . .          24,510          23,628
                                                            ---------------  --------------
Commitments and contingencies

Members' equity:
Class A members (4,971,311 units in 2002 and 2001) . . . .          40,592          45,628
Class B member . . . . . . . . . . . . . . . . . . . . . .              --              --
                                                            ---------------  --------------
    Total members' equity. . . . . . . . . . . . . . . . .          40,592          45,628
                                                            ---------------  --------------

       Total liabilities and members' equity . . . . . . .  $       65,102   $      69,256
                                                            ===============  ==============















       See accompanying notes to unaudited condensed financial statements.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A DELAWARE LIMITED LIABILITY COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
         (in thousands of dollars, except weighted-average unit amounts)
                                   (unaudited)

                                                For the Three Months  For the Nine Months
                                                 Ended September 30,   Ended September 30,
                                                 2002         2001     2002        2001
                                                ========================================
REVENUES

Lease revenue. . . . . . . . . . . . . . . . .  $  4,243   $  5,141   $13,774   $14,173
Interest and other income. . . . . . . . . . .       105        207       294       622
Gain on disposition of equipment . . . . . . .       149          4       157       983
                                                ---------  ---------  --------  --------
    Total revenues . . . . . . . . . . . . . .     4,497      5,352    14,225    15,778
                                                ---------  ---------  --------  --------
EXPENSES

Depreciation and amortization. . . . . . . . .     1,643      2,338     5,067     7,653
Repairs and maintenance. . . . . . . . . . . .       576        243     1,446     1,333
Equipment operating expenses . . . . . . . . .     1,095        841     3,189     1,798
Insurance expense. . . . . . . . . . . . . . .        98        152       307       405
Management fees to affiliate . . . . . . . . .       188        271       616       751
Interest expense . . . . . . . . . . . . . . .       348        416     1,044     1,223
General and administrative expenses
      to affiliates. . . . . . . . . . . . . .        26         75       237       419
Other general and administrative expenses. . .       550        182     1,094       570
Provision for (recovery of) bad debts. . . . .       658        (1)    2,206        (4)
                                                ---------  ---------  --------  --------
    Total expenses . . . . . . . . . . . . . .     5,182      4,517    15,206    14,148
                                                ---------  ---------  --------  --------

Equity in net income (loss) of unconsolidated
      special-purpose entities . . . . . . . .        92      (231)      340       772
                                                ---------  ---------  --------  --------
      Net income (loss). . . . . . . . . . . .  $   (593)  $    604   $  (641)  $ 2,402
                                                =========  =========  ========  ========
MEMBERS' SHARE OF NET INCOME (LOSS)

Class A members. . . . . . . . . . . . . . . .  $   (812)  $    384   $(1,299)  $ 1,525
Class B member . . . . . . . . . . . . . . . .        219       220       658       877
                                                ---------  ---------  --------  --------
       Total . . . . . . . . . . . . . . . . .  $   (593)  $    604   $  (641)  $ 2,402
                                                =========  =========  ========  ========
Net income (loss) per
      weighted-average Class A unit. . . . . .  $  (0.16)  $   0.08   $ (0.26)  $  0.31
                                                =========  =========  ========  ========
Cash distribution. . . . . . . . . . . . . . .  $   1,471   $ 1,462   $ 4,395   $ 5,230
                                                =========  =========  ========  ========
Cash distribution per weighted-average
      Class A unit . . . . . . . . . . . . . .  $    0.25   $  0.25   $  0.75   $  0.88
                                                =========  =========  ========  ========






       See accompanying notes to unaudited condensed financial statements.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A DELAWARE LIMITED LIABILITY COMPANY)
               CONDENSED STATEMENTS OF CHANGES IN MEMBERS' EQUITY
           FOR THE PERIOD FROM DECEMBER 31, 2000 TO SEPTEMBER 30, 2002
                            (in thousands of dollars)
                                   (unaudited)



                                              Class A    Class B    Total
                                             ==============================
  Members' equity as of December 31, 2000 .  $ 43,670   $     --   $43,670

Net income. . . . . . . . . . . . . . . . .     7,488      1,097     8,585

Cash distribution . . . . . . . . . . . . .    (5,530)    (1,097)   (6,627)
                                             ---------  ---------  --------
  Members' equity as of December 31, 2001 .    45,628         --    45,628

Net income (loss) . . . . . . . . . . . . .    (1,299)       658      (641)

Cash distribution . . . . . . . . . . . . .    (3,737)      (658)   (4,395)
                                             ---------  ---------  --------
  Members' equity as of September 30, 2002.  $ 40,592   $     --   $40,592
                                             =========  =========  ========


































       See accompanying notes to unaudited condensed financial statements.


                  PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                         (A DELAWARE LIMITED LIABILITY COMPANY)
                           CONDENSED STATEMENTS OF CASH FLOWS
                               (in thousands of dollars)
                                      (unaudited)

                                                          For the Nine Months
                                                          Ended September 30,
                                                          2002          2001
                                                         ====================
OPERATING ACTIVITIES

Net income (loss) . . . . . . . . . . . . . . . . . . .  $   (641)   $ 2,402
Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
  Depreciation and amortization . . . . . . . . . . . .      5,067     7,653
  Provision for (recovery of) bad debts . . . . . . . .      2,206        (4)
  Gain on disposition of equipment. . . . . . . . . . .      (157)      (983)
  Equity in net income of unconsolidated
        special-purpose entities. . . . . . . . . . . .      (340)      (772)
  Changes in operating assets and liabilities:
    Restricted cash . . . . . . . . . . . . . . . . . .      (653)       (87)
    Accounts receivable . . . . . . . . . . . . . . . .    (2,069)    (1,018)
    Prepaid expenses and other assets . . . . . . . . .       (89)        78
    Accounts payable and accrued expenses . . . . . . .        745       541
    Due to affiliates . . . . . . . . . . . . . . . . .       (77)      (698)
    Lessee deposits and reserves for repairs. . . . . .        227        28
                                                         ----------  --------
        Net cash provided by operating activities . . .      4,219     7,140
                                                         ----------  --------

INVESTING ACTIVITIES

Payments for purchase of equipment and capitalized
      improvements. . . . . . . . . . . . . . . . . . .        (9)    (2,261)
Distributions from unconsolidated special-purpose
      entities. . . . . . . . . . . . . . . . . . . . .        862       931
Liquidation distributions from unconsolidated
      special-purpose entities. . . . . . . . . . . . .         --     1,805
Proceeds from disposition of equipment. . . . . . . . .        311     4,092
                                                         ----------  --------
      Net cash provided by investing activities . . . .      1,164     4,567
                                                         ----------  --------
FINANCING ACTIVITIES

Cash distributions to Class A members . . . . . . . . .    (3,737)    (4,353)
Cash distributions to Class B member. . . . . . . . . .      (658)      (877)
                                                         ----------  --------
      Net cash used in financing activities . . . . . .    (4,395)    (5,230)
                                                         ----------  --------
Net increase in cash and cash equivalents . . . . . . .        988     6,477
Cash and cash equivalents at beginning of period. . . .     21,837    11,291
                                                         ----------  --------
Cash and cash equivalents at end of period. . . . . . .  $  22,825   $17,768
                                                         ==========  ========

SUPPLEMENTAL INFORMATION

Interest paid . . . . . . . . . . . . . . . . . . . . .  $     692   $   811
                                                         ==========  ========



       See accompanying notes to unaudited condensed financial statements.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A DELAWARE LIMITED LIABILITY COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.     Opinion  of  Management
       -----------------------

In the opinion of the management of PLM Financial Services, Inc. (FSI or the Manager), the accompanying unaudited condensed financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the unaudited condensed financial position of Professional Lease Management Income Fund I, L.L.C. (the Fund) as of September 30, 2002 and December 31, 2001, the unaudited condensed statements of operations for the three and nine months ended September 30, 2002 and 2001, the unaudited condensed statements of changes in members' equity for the period from December 31, 2000 to September 30, 2002, and the unaudited condensed statements of cash flows for the nine months ended September 30, 2002 and 2001. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from the accompanying condensed financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Fund's Annual Report on Form 10-K for the year ended December 31, 2001, on file at the Securities and Exchange Commission.

2.     Schedule  of  Fund  Phases
       --------------------------

The Fund is currently in its investment phase during which the Fund uses a portion of the cash generated from operations and proceeds from asset dispositions to purchase additional equipment. The Manager believes these acquisitions may cause the Fund to generate additional earnings and cash flow for the Fund.

     Cash generated from operations or disposition proceeds after January 1, 2003 cannot be used to purchase additional equipment. The Fund will terminate on December 31, 2010, unless terminated earlier upon sale of all equipment and certain other events.

3.     Reclassification
       ----------------

Certain amounts in the 2001 financial statements have been reclassified to conform to the 2002 presentations.

4.     Cash  Distributions
       -------------------

Cash distributions are recorded when paid and may include amounts in excess of net income that are considered a return of capital. For the three months ended September 30, 2002 and 2001, cash distributions totaled $1.5 million. For the nine months ended September 30, 2002 and 2001, cash distributions totaled $4.4 million and $5.2 million, respectively. Cash distributions to the Class A unitholders of $3.7 million and $2.8 million for the nine months ended September 30, 2002 and 2001, respectively, were deemed to be a return of capital.

Cash distributions of $0.8 million related to the results from the third quarter of 2002 will be paid during the fourth quarter of 2002.

5.     Transactions  with  Manager  and  Affiliates
       --------------------------------------------

The balance due to affiliates as of September 30, 2002 included $0.2 million due to FSI and its affiliates for management fees. The balance due to affiliates as of December 31, 2001, included $0.3 million due to FSI and its affiliates for management fees.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A DELAWARE LIMITED LIABILITY COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5.     Transactions  with  Manager  and  Affiliates(continued)
       --------------------------------------------

The Fund's proportional share of the affiliated expenses incurred by the unconsolidated special-purpose entities (USPEs) during 2002 and 2001 is listed in the following table (in thousands of dollars):


                                   For the Three Months  For the Nine Months
                                    Ended September 30,  Ended September 30,
                                     2002        2001    2002         2001
                                    ======================================
Management fees. . . . . . . . . .  $     16  $     16  $     47  $     77
Data processing and administrative
   expenses. . . . . . . . . . . .         2        13        12        54


These affiliate expenses reduced the Fund's proportional share of the equity interest in the income of USPEs.

6.     Equipment
       ---------

Owned equipment held for operating leases is stated at cost. The components of owned equipment were as follows (in thousands of dollars):


                                 September 30,    December 31,
                                     2002             2001
                               ===============================
Marine containers . . . . . .  $       31,164   $      31,405
Railcars. . . . . . . . . . .          19,486          19,495
Marine vessel . . . . . . . .          17,000          17,000
Aircraft. . . . . . . . . . .          15,358          15,358
Trailers. . . . . . . . . . .           6,575           6,575
                               ---------------  --------------
                                       89,583          89,833
Less accumulated depreciation         (53,374)        (48,425)
                               ---------------  --------------
      Net equipment . . . . .  $       36,209   $      41,408
                               ===============  ==============


As of September 30, 2002, all owned equipment in the Fund's portfolio was on lease except for 135 railcars with a net book value of $1.3 million. As of December 31, 2001, all owned equipment in the Fund portfolio was on lease except for 62 railcars with a net book value of $0.5 million.

No equipment was purchased during the nine months ended September 30, 2002; however, the Fund made capital improvements for $9,000. During the nine months ended September 30, 2001, the Fund purchased marine containers for $2.3 million.

During the nine months ended September 30, 2002, the Fund disposed of marine containers and a railcar with a net book value of $0.2 million for proceeds of $0.3 million. During the nine months ended September 30, 2001, the Fund disposed of a marine vessel, marine containers, trailers, and railcars with an aggregate net book value of $3.2 million for aggregate proceeds of $4.2 million.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A DELAWARE LIMITED LIABILITY COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7.     Investments  in  Unconsolidated  Special-Purpose  Entities
       ----------------------------------------------------------

The Fund owns equipment jointly with affiliated programs. These are single purpose entities that do not have any debt or other financial encumbrances. Ownership interest is based on the Fund's contribution towards the cost of the equipment in the USPEs. The Fund's proportional share of equity and income
(loss) in each entity is not necessarily the same as its ownership interest. The primary reason for this difference has to do with certain fees such as management and acquisition and lease negotiation fees varying among the owners of the USPEs.

The tables below set forth 100% of the assets, liabilities, and equity of the entities in which the Fund has an interest and the Fund's proportional share of equity in each entity as of September 30, 2002 and December 31, 2001 (in thousands of dollars):

                                              TWA         TWA
                                            S/N 49183    MD-82
As of September 30, 2002. . . . . . . .   .  Trust1      Trust2   Total
-----------------------------------------------------------------------
Assets
  Equipment less accumulated depreciation  $       --   $ 4,542
                                           -----------  -------
    Total assets. . . . . . . . . . . . .  $       --   $ 4,542
                                           ===========  =======
Liabilities
  Due to affiliates . . . . . . . . . . .  $        6   $     6
                                           -----------  -------
    Total liabilities . . . . . . . . . .           6         6
                                           -----------  -------

Equity. . . . . . . . . . . . . . . . . .          (6)    4,536
                                           -----------  -------
    Total liabilities and equity. . . . .  $       --   $ 4,542
                                           ===========  =======

Fund's share of equity. . . . . . . . . .  $       --   $ 2,219   $2,219
                                           ===========  =======   ======



                                              TWA         TWA
                                            S/N 49183    MD-82
As of December 31, 2001 . . . . . . . .   .  Trust1      Trust2   Total
-----------------------------------------------------------------------
Assets
  Equipment less accumulated depreciation  $       --   $ 5,590
                                           -----------  -------
    Total assets. . . . . . . . . . . . .  $       --   $ 5,590
                                           ===========  =======
Liabilities
  Accounts payable. . . . . . . . . . . .  $        7   $     7
  Due to affiliates . . . . . . . . . . .           5        16
                                           -----------  -------
    Total liabilities . . . . . . . . . .          12        23
                                           -----------  -------

Equity. . . . . . . . . . . . . . . . . .         (12)    5,567
                                           -----------  -------
    Total liabilities and equity. . . . .  $       --   $ 5,590
                                           ===========  =======

Fund's share of equity. . . . . . . . . .  $       --   $ 2,754   $2,754
                                           ===========  =======   ======







1     The Fund owns a 50% interest of the TWA S/N 49183 Trust that owns an MD-82 stage  III  commercial  aircraft.
2     The  Fund  owns  a  50% interest in the TWA MD-82 Trust that owns an MD-82 stage  III  commercial  aircraft.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A DELAWARE LIMITED LIABILITY COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7.     Investments  in  Unconsolidated  Special-Purpose  Entities  (continued)
       ----------------------------------------------------------

The tables below set forth 100% of the revenues, gain on disposition of equipment, direct and indirect expenses, and net income (loss) of the entities in which the Fund has an interest, and the Fund's proportional share of income
(loss) in each entity for the three and nine months ended September 30, 2002 and 2001 (in thousands of dollars):

                                      TWA        TWA
For the three months ended. . . .   S/N 49183   MD-82
        September 30, 2002. . .   .  Trust1     Trust2    Other    Total
------------------------------------------------------------------------

  Revenues. . . . . . . . . . . .  $      315  $   315   $   --
  Less: Direct expenses . . . . .          --       --       (7)
            Indirect expenses . .          18      368       --
                                   ----------  --------  -------
    Net income (loss) . . . . . .  $      297  $   (53)  $    7
                                   ==========  ========  =======

Fund's share of net income (loss)  $      110  $   (21)  $    3   $   92
                                   ==========  ========  =======  ======



                                   TWA        TWA
For the three months ended. .   S/N 49183    MD-82       Spear
        September 30, 2001.    .  Trust1     Trust2    Partnership3    Total
----------------------------------------------------------------------------

  Revenues. . . . . . . . . .  $      315   $   315   $         (10)
  Less: Direct expenses . . .           7         8              32
            Indirect expenses         476       516              71
                               -----------  --------  --------------
    Net loss. . . . . . . . .  $     (168)  $  (209)  $        (113)
                               ===========  ========  ==============

Fund's share of net loss. . .  $      (76)  $   (98)  $         (57)  $ (231)
                               ===========  ========  ==============  =======



                                      TWA         TWA
For the nine months ended . . . .  S/N 49183     MD-82       Spear
        September 30, 2002. . . .    Trust1      Trust2    Partnership3    Total
--------------------------------------------------------------------------------

  Revenues. . . . . . . . . . . .  $      945   $   945   $          --
  Less: Direct expenses . . . . .          (1)       --              (7)
            Indirect expenses . .          60     1,111               1
                                   -----------  --------  --------------
    Net income (loss) . . . . . .  $      886   $  (166)  $           6
                                   ===========  ========  ==============

Fund's share of net income (loss)  $      405   $   (68)  $           3   $  340
                                   ===========  ========  ==============  ======



                                         TWA        TWA
For the nine months ended . . . . .   S/N 49183     MD-82     Spear
        September 30, 2001. . . . .     Trust1     Trust2   Partnership3   Total
--------------------------------------------------------------------------------

  Revenues. . . . . . . . . . . . .  $    1,162   $ 2,810  $         710
  Gain on disposition of equipment.          --        --            458
  Less: Direct expenses . . . . . .          17        19            578
            Indirect expenses . . .       1,418     1,522            280
                                     -----------  -------  -------------
    Net income (loss) . . . . . . .  $     (273)  $ 1,269  $         310
                                     ===========  =======  =============

Fund's share of net income (loss) .  $     (115)  $   653  $         234  $  772
                                     ===========  =======  =============  ======


As of September 30, 2002 and December 31, 2001, all jointly-owned equipment in the Fund's USPE portfolio was on lease.

1 The Fund owns a 50% interest of the TWA S/N 49183 Trust that owns an MD-82 stage III commercial aircraft.
2 The Fund owns a 50% interest in the TWA MD-82 Trust that owns an MD-82 stage III commercial aircraft.
3 The Fund owned a 50% interest in the Spear Partnership that owned a container feeder vessel.

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

The following tables present a summary of the operating segments (in thousands of dollars):


                                             Marine                                        Marine
For the three months ended                   Vessel     Aircraft    Railcar    Trailer   Container
September 30, 2002                           Leasing    Leasing     Leasing    Leasing    Leasing     Other 1    Total
----------------------------------------------------------------------------------------------------------------------

REVENUES
  Lease revenue. . . . . . . . . . . . . .  $  1,251   $     757   $    733   $    239   $    1,263  $     --   $ 4,243
  Interest income and other. . . . . . . .         7          --         --         --           --        98       105
  Gain (loss) on disposition of equipment.        --          --         (5)        13          141        --       149
                                            ---------  ----------  ---------  ---------  ----------  ---------  --------
     Total revenues. . . . . . . . . . . .     1,258         757        728        252        1,404        98     4,497
                                            ---------  ----------  ---------  ---------  ----------  ---------  --------

COSTS AND EXPENSES
  Operations support . . . . . . . . . . .     1,324           7        190        219           14        15     1,769
  Depreciation and amortization. . . . . .       370          --        280         92          896         5     1,643
  Interest expense . . . . . . . . . . . .        --          --         --         --           --       348       348
  Management fees to affiliate . . . . . .        62          --         49         13           64        --       188
  General and administrative expenses. . .        15         (37)        51         50           --       497       576
  Provision for (recovery of) bad debts. .        --         663         (5)        --           --        --       658
                                            ---------  ----------  ---------  ---------  ----------  ---------  --------
      Total costs and expenses . . . . . .     1,771         633        565        374          974       865     5,182
                                            ---------  ----------  ---------  ---------  ----------  ---------  --------
Equity in net income of USPEs. . . . . . .         3          89         --         --           --        --        92
                                            ---------  ----------  ---------  ---------  ----------  ---------  --------
Net income (loss). . . . . . . . . . . . .  $   (510)  $     213   $    163   $   (122)  $      430  $   (767)  $  (593)
                                            =========  ==========  =========  =========  ==========  =========  ========

Total assets as of September 30, 2002. . .  $  8,058   $   3,543   $  7,743   $  1,950   $   20,641  $ 23,167   $65,102
                                            =========  ==========  =========  =========  ==========  =========  ========




                                             Marine                                       Marine
For the three months ended                   Vessel     Aircraft   Railcar    Trailer    Container
September 30, 2001                           Leasing    Leasing    Leasing    Leasing     Leasing     Other 2    Total
----------------------------------------------------------------------------------------------------------------------

REVENUES
  Lease revenue. . . . . . . . . . . . . .  $  1,741   $   1,014   $    849  $    298   $    1,239   $     --   $5,141
  Interest income and other. . . . . . . .        41          --         --        --           --        166      207
  Gain (loss) on disposition of equipment.        --          --         --        --            4         --        4
                                            ---------  ----------  --------  ---------  -----------  ---------  -------
     Total revenues. . . . . . . . . . . .     1,782       1,014        849       298        1,243        166    5,352
                                            ---------  ----------  --------  ---------  -----------  ---------  -------

COSTS AND EXPENSES
  Operations support . . . . . . . . . . .       910          10        153       128           19         16    1,236
  Depreciation and amortization. . . . . .       444         386        323       100        1,081          4    2,338
  Interest expense . . . . . . . . . . . .        --          --         --        --           --        416      416
  Management fees to affiliate . . . . . .        87          51         56        15           62         --      271
  General and administrative expenses. . .        10           1         20        57           --        169      257
  Provision for (recovery of) bad debts. .        --          --          7        --           (8)        --       (1)
                                            ---------  ----------  --------  ---------  -----------  ---------  -------
      Total costs and expenses . . . . . .     1,451         448        559       300        1,154        605    4,517
                                            ---------  ----------  --------  ---------  -----------  ---------  -------
Equity in net loss of USPEs. . . . . . . .       (57)       (174)        --        --           --         --     (231)
                                            ---------  ----------  --------  ---------  -----------  ---------  -------
Net income (loss). . . . . . . . . . . . .  $    274   $     392   $    290  $     (2)  $       89   $   (439)  $  604
                                            =========  ==========  ========  =========  ===========  =========  =======



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

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A DELAWARE LIMITED LIABILITY COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

8.     Operating  Segments  (continued)
       -------------------


                                          Marine                                      Marine
For the nine months ended                 Vessel    Aircraft    Railcar    Trailer   Container
September 30, 2002                        Leasing    Leasing    Leasing    Leasing    Leasing     Other 2    Total
------------------------------------------------------------------------------------------------------------------

REVENUES
  Lease revenue . . . . . . . . . . . .  $  4,504   $   2,273  $  2,404   $    897   $    3,696  $     --   $13,774
  Interest income and other . . . . . .         7          --        --         --           --       287       294
  Net gain on disposition of equipment.        --          --        (4)        13          148        --       157
                                         ---------  ---------  ---------  ---------  ----------  ---------  --------
     Total revenues . . . . . . . . . .     4,511       2,273     2,400        910        3,844       287    14,225
                                         ---------  ---------  ---------  ---------  ----------  ---------  --------

COSTS AND EXPENSES
  Operations support. . . . . . . . . .     3,792          20       511        529           43        47     4,942
  Depreciation and amortization . . . .     1,110          --       839        275        2,830        13     5,067
  Interest expense. . . . . . . . . . .        --          --        --         --           --     1,044     1,044
  Management fees to affiliate. . . . .       225          --       159         46          186        --       616
  General and administrative expenses .        35           2       135        153           --     1,006     1,331
  Provision for bad debts . . . . . . .        --       2,178         5         23           --        --     2,206
                                         ---------  ---------  ---------  ---------  ----------  ---------  --------
      Total costs and expenses. . . . .     5,162       2,200     1,649      1,026        3,059     2,110    15,206
                                         ---------  ---------  ---------  ---------  ----------  ---------  --------
Equity in net income of USPEs . . . . .         3         337        --         --           --        --       340
                                         ---------  ---------  ---------  ---------  ----------  ---------  --------
Net income (loss) . . . . . . . . . . .  $   (648)  $     410  $    751   $   (116)  $      785  $ (1,823)  $  (641)
                                         =========  =========  =========  =========  ==========  =========  ========




                                           Marine                                     Marine
For the nine months ended                  Vessel   Aircraft    Railcar    Trailer   Container
September 30, 2001                        Leasing    Leasing    Leasing    Leasing    Leasing     Other 2    Total
------------------------------------------------------------------------------------------------------------------

REVENUES
  Lease revenue. . . . . . . . . . . . .  $  3,740  $   3,043  $  2,524   $    828   $    4,038  $     --   $14,173
  Interest income and other. . . . . . .        41         34        --         --           --       547       622
  Net gain on disposition of equipment .       963         --         8          8            4        --       983
                                          --------  ---------  ---------  ---------  ----------  ---------  --------
     Total revenues. . . . . . . . . . .     4,744      3,077     2,532        836        4,042       547    15,778
                                          --------  ---------  ---------  ---------  ----------  ---------  --------

COSTS AND EXPENSES
  Operations support . . . . . . . . . .     2,489         21       473        404           56        93     3,536
  Depreciation and amortization. . . . .     1,332      1,543       968        301        3,496        13     7,653
  Interest expense . . . . . . . . . . .        --         --        --         --           --     1,223     1,223
  Management fees to affiliate . . . . .       187        152       168         42          202        --       751
  General and administrative expenses. .        45         19        51        141           --       733       989
  Provision for (recovery of) bad debts.        --         --        (7)         3           --        --        (4)
                                          --------  ---------  ---------  ---------  ----------  ---------  --------
      Total costs and expenses . . . . .     4,053      1,735     1,653        891        3,754     2,062    14,148
                                          --------  ---------  ---------  ---------  ----------  ---------  --------
Equity in net income of USPEs. . . . . .       234        538        --         --           --        --       772
                                          --------  ---------  ---------  ---------  ----------  ---------  --------
Net income (loss). . . . . . . . . . . .  $    925  $   1,880  $    879   $    (55)  $      288  $ (1,515)  $ 2,402
                                          ========  =========  =========  =========  ==========  =========  ========


9.     Net  Income  (Loss)  Per  Weighted-Average  Class  A  Unit
       ----------------------------------------------------------

Net income (loss) per weighted-average Class A unit was computed by dividing net income (loss) attributable to Class A members by the weighted-average number of Class A units deemed outstanding during the period. The weighted-average number of Class A units deemed outstanding during the three and nine months ended September 30, 2002 and 2001 was 4,971,311 units.

10.     Debt
        ----

In July 2002, PLM International, Inc. (PLMI), the parent company of FSI, reached an agreement with the lenders of the $10.0 million warehouse facility to extend the expiration date of the facility to June 30, 2003. The warehouse facility is shared by the Fund, PLM Equipment Growth Fund V, PLM Equipment Growth 2 Includes interest income and costs not identifiable to a particular segment, such as interest expense, and certain amortization, general and administrative and operations support expenses.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A DELAWARE LIMITED LIABILITY COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

10.     Debt  (continued)
        ----

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

As of September 30, 2002, there were no outstanding borrowings on this facility by any of the eligible borrowers.

12.     Commitments  and  Contingencies
        -------------------------------

In October 2002, PLM Transportation Equipment Corp. Inc. (TEC), a wholly owned subsidiary of FSI, arranged for the lease or purchase of a total of 1,050 pressurized tank railcars by (i) partnerships and managed programs in which FSI serves as the general partner or manager and holds an ownership interest (Program Affiliates) or (ii) partnerships or managed programs in which FSI provides management services but does not hold an ownership interest or third parties (Non-Program Affiliates). These railcars will be delivered over the next three years. A leasing company affiliated with the manufacturer will acquire approximately 70% of the railcars and lease them to a Non-Program Affiliate. The remaining approximately 30% will either be purchased by other third parties to be managed by PLMI, or by the Program Affiliates. An affiliate of TEC will manage the leased and purchased railcars. Neither TEC nor its affiliate will be liable for these railcars. TEC estimates that the total value of purchased railcars will not exceed $26.0 million with one third of the railcars being purchased in each of 2002, 2003, and 2004. Although the Manager has neither determined which Program Affiliates will purchase the railcars nor the timing of any purchases, it is possible the Fund may purchase some of the railcars.

13.     Accounting  Pronouncements
        --------------------------

In April 2002, the Financial Accounting Standards Board (FASB) adopted Statement of Financial Accounting Standards (SFAS) No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB No. 13, and Technical Corrections" ("SFAS No. 145"). The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002. As permitted by the pronouncement, the Fund has elected early adoption of SFAS No. 145 and, accordingly, if the Fund has a loss on extinguishment of long-term debt, it will be reported as a loss in "Other general and administrative expenses".

The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants has issued an exposure draft of a proposed statement of position ("SOP") entitled "Accounting for Certain Costs and Activities Related to Property, Plant and Equipment". The Fund has historically accrued legally mandated maintenance such as marine vessel dry-docking and aircraft engine maintenance over the periods prior to the required maintenance date. If the SOP is adopted as proposed, the Fund would reverse all previously accrued maintenance reserves. If this proposed change were in effect at September 30, 2002, the Fund would have been required to reverse maintenance reserves of approximately $2.7 million. Maintenance reserves will change during the remainder of 2002 as maintenance is performed and past maintenance reserves are depleted and additional reserves are recorded. If adopted in its present form, charges related to this proposed change would be taken in the first quarter of 2003 and would be reported as a cumulative effect of an accounting change, in the statements of operations.

ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF FINANCIAL CONDITION AND
             -------------------------------------------------------------------
RESULTS  OF  OPERATIONS
    -------------------

(I)     RESULTS  OF  OPERATIONS

Comparison  of  the  Professional  Lease Management Income Fund I, L.L.C.'s (the
--------------------------------------------------------------------------------
Fund's) Operating Results for the Three Months Ended September 30, 2002 and 2001
--------------------------------------------------------------------------------

(A)      Owned  Equipment  Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment decreased during the third quarter of 2002, compared to the same quarter of 2001. Gains or losses from the sale of equipment, interest and other income and certain expenses such as management fees to affiliate, depreciation and amortization, general and administrative expenses and provision for (recovery of) bad debts relating to the operating segments (see Note 8 to the unaudited condensed financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):


                   For the Three Months
                    Ended September 30,
                    2002          2001
                   ===================
Marine containers  $  1,249   $  1,220
Aircraft. . . . .       750      1,004
Railcars. . . . .       543        696
Trailers. . . . .        20        170
Marine vessel . .      (73)        831


Marine containers: Marine container lease revenues and direct expenses were $1.3 million and $14,000, respectively, for the third quarter of 2002, compared to $1.2 million and $19,000, respectively, during the same quarter of 2001. The increase in lease revenues of $24,000 during the third quarter of 2002 compared to 2001 was due to higher utilization earned on the Fund's marine containers.

Aircraft: Aircraft lease revenues and direct expenses were $0.8 million and $7,000, respectively, for the third quarter of 2002, compared to $1.0 million and $10,000, respectively, during the same quarter of 2001. The decrease in lease revenues of $0.3 million during the third quarter of 2002 compared to 2001 was due to disposition of an owned aircraft during 2001.

Railcars: Railcar lease revenues and direct expenses were $0.7 million and $0.2 million, respectively, for the third quarter of 2002, compared to $0.8 million and $0.2 million, respectively, during the same quarter of 2001. The decrease in railcar lease revenues of $0.1 million was due to the increase in the number of railcars off-lease.

Trailers: Trailer lease revenues and direct expenses were $0.2 million and $0.2 million, respectively, for the third quarter of 2002, compared to $0.3 million and $0.1 million, respectively, during the same quarter of 2001. Lease revenues decreased $0.1 million in the third quarter of 2002 compared to the same period in 2001 due to lower lease rates on the Fund's trailer fleet. Direct expenses increased $0.1 million in the third quarter of 2002 compared to 2001 due to higher repair costs.

Marine vessel: Marine vessel lease revenues and direct expenses were $1.3 million and $1.3 million, respectively, for the third quarter of 2002, compared to $1.7 million and $0.9 million, respectively, during the same quarter of 2001. Lease revenue decreased $0.5 million in the third quarter of 2002 due to a lower lease rate earned on this marine vessel. Direct operating expenses increased $0.4 million during the third quarter of 2002 due to higher voyage expenses of $0.2 million and higher fuel expense of $0.1 million.

(B)      Interest  and  Other  Income

Interest and other income decreased $0.1 million due to a decrease in the interest rate earned on cash balances in the third quarter of 2002 compared to the same period in 2001.

(C)      Indirect  Expenses  Related  to  Owned  Equipment  Operations

Total indirect expenses of $3.4 million for the three months ended September 30, 2002 increased from $3.3 million for the same period in 2001. Significant variances are explained as follows:

     (i) A $0.7 million increase in the provision for bad debts was based on the Manager's evaluation of the collectability of receivables compared to 2001. The provision for bad debts recorded in the third quarter of 2002 was primarily related to one aircraft lessee;

     (ii) A $0.3 million increase in general and administrative expenses during the three months ended September 30, 2002 was due to an increase of $0.1 million resulting from higher professional costs and $0.2 million resulting from higher administrative costs;

     (iii) A $0.1 million decrease in interest expense was due to lower average borrowings outstanding during the quarter ended September 30, 2002 compared to the same period in 2001; and

     (iv) A $0.7 million decrease in depreciation expense from 2001 levels reflects a decrease of $0.4 million resulting from certain assets becoming fully depreciated during 2001 and a decrease of $0.3 million caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned.

(D)     Gain  on  Disposition  of  Owned  Equipment

Gain on disposition of owned equipment for the third quarter of 2002 totaled $0.1 million which resulted from the sale of marine containers and a railcar with a net book value of $0.1 million for proceeds of $0.3 million. The gain on disposition of owned equipment for the third quarter of 2001 totaled $4,000 which resulted from the sale of marine containers with a net book value of $4,000, for proceeds of $8,000.

(E)     Equity  in  Net Income (Loss) of Unconsolidated Special-Purpose Entities
(USPEs)

Equity in net income (loss) of USPEs represents the Fund's share of the net income or loss generated from the operation of jointly owned assets accounted for under the equity method of accounting. These entities are single purpose and have no debt or other financial encumbrances. The following table presents equity in net income by equipment type (in thousands of dollars):


                                             For the Three Months
                                              Ended September 30,
                                              2002        2001
                                             =================
Aircraft. . . . . . . . . . . . . . . . . .  $    89  $  (174)
Marine vessel . . . . . . . . . . . . . . .        3      (57)
                                             -------  --------
       Equity in net income (loss) of USPEs  $    92  $  (231)
                                             =======  ========


Aircraft: As of September 30, 2002 and 2001, the Fund owned interests in two trusts that each owns a commercial aircraft. During the three months ended September 30, 2002, the Fund's share of lease revenues of $0.3 million were offset by the Fund's share of depreciation expense, direct expenses, and administrative expenses of $0.2 million. During the same period of 2001, the Fund's share of lease revenues of $0.3 million were offset by the Fund's share of depreciation expense, direct expenses, and administrative expenses of $0.5 million.

The decrease in expenses of $0.3 million was due to lower depreciation expense of $0.2 million resulting from one commercial aircraft in a trust becoming fully depreciated during 2001 and $0.1 million decrease in depreciation expense on another commercial aircraft resulting from the double declining-balance method of depreciation which results in greater depreciation in the first years an asset is owned.

Marine vessel: As of September 30, 2002 and 2001, the Fund no longer owned an interest in an entity that owned a marine vessel. During the third quarter of 2001, no lease revenues were earned; however, this entity did incur direct expenses and administrative expenses of which the Fund's share was $0.1 million.

(F)     Net  Income  (Loss)

As a result of the foregoing, the Fund had a net loss of $0.6 million for the three months ended September 30, 2002, compared to net income of $0.6 million during the same period of 2001. The Fund's ability to acquire, operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Fund's performance in the third quarter of 2002 is not necessarily indicative of future periods. In the third quarter of 2002, the Fund distributed $1.3 million to Class A members, or $0.25 per weighted-average Class A unit.

Comparison  of  the Fund's Operating Results for the Nine Months Ended September
--------------------------------------------------------------------------------
30,  2002  and  2001
--------------------

(A)      Owned  Equipment  Operations

Lease revenues less direct expenses on owned equipment decreased during the nine months ended September 30, 2002, compared to the same period of 2001. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):


                    For the Nine Months
                    Ended September 30,
                    2002           2001
                   =====================
Marine containers  $   3,653  $   3,982
Aircraft. . . . .      2,253      3,022
Railcars. . . . .      1,893      2,051
Marine vessels. .        712      1,251
Trailers. . . . .        368        424


Marine containers: Marine container lease revenues and direct expenses were $3.7 million and $43,000, respectively, for the nine months ended September 30, 2002, compared to $4.0 million and $0.1 million, respectively, during the same period of 2001. The decrease in lease revenues of $0.3 million during the nine months ended September 30, 2002 compared to the same period of 2001 was due to lower lease rates earned on the Fund's marine containers.

Aircraft: Aircraft lease revenues and direct expenses were $2.3 million and $20,000, respectively, for the nine months ended September 30, 2002, compared to $3.0 million and $21,000, respectively, during the same period of 2001. The decrease in lease revenues of $0.8 million during the nine months ended September 30, 2002 compared to 2001 was due to the disposition of an owned aircraft during 2001.

Railcars: Railcar lease revenues and direct expenses were $2.4 million and $0.5 million, respectively, for the nine months ended September 30, 2002, compared to $2.5 million and $0.5 million, respectively, during the same period of 2001. The decrease in lease revenues of $0.1 million during the nine months ended September 30, 2002 compared to the same period of 2001 was due to the increase in the number of railcars off-lease.

Marine vessels: Marine vessel lease revenues and direct expenses were $4.5 million and $3.8 million, respectively, for the nine months ended September 30, 2002, compared to $3.7 million and $2.5 million, respectively, during the same period of 2001. Lease revenue increased $0.8 million during the nine months ended September 30, 2002 due a to higher lease rate earned on the marine vessel resulting from a change in lease type from a time charter under which it operated during six of the nine months ended September 30, 2001, to a voyage charter under which it operated during the nine months ended September 30, 2002. Under a voyage charter, the marine vessel earns a higher lease rate but is responsible for additional operating costs. The increase in lease revenues was offset by a $1.3 million increase in operating expenses resulting from higher costs for fuel of $0.7 million and higher port charges of $0.5 million.

Trailers: Trailer lease revenues and direct expenses were $0.9 million and $0.5 million, respectively, for the nine months ended September 30, 2002, compared to $0.8 million and $0.4 million, respectively, during the same period of 2001. Lease revenue increased $0.1 million in the nine months ended September 30, 2002 compared to the same period in 2001 due to higher utilization on the Fund's trailer fleet. Direct expenses increased $0.1 million in the nine months ended September 30, 2002 compared to 2001 due to higher repair costs.

(B)     Interest  and  Other  Income

Interest and other income decreased $0.3 million due to a decrease in the interest rate earned on cash balances in the nine months ended September 30, 2002 compared to the same period in 2001.

(C)      Indirect  Expenses  Related  to  Owned  Equipment  Operations

Total indirect expenses of $10.3 million for the period ended September 30, 2002 decreased from $10.6 million for the same period in 2001. Significant variances are explained as follows:

     (i) A $2.6 million decrease in depreciation expense from 2001 levels reflects the decrease of $1.5 million resulting from certain assets becoming fully depreciated during 2001 and a decrease of $1.1 million caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned;

     (ii) A $0.2 million decrease in interest expense was due to lower average borrowings outstanding during the period ended September 30, 2002 compared to the same period in 2001; and

     (iii) A $2.2 million increase in the provision for bad debts was based on the Manager's evaluation of the collectability of receivables compared to 2001. The provision for bad debt expense recorded in the nine months ended September 30, 2002 was primarily related to one aircraft lessee.

     (iv) A $0.3 million increase in administrative expenses was due to higher professional services.

(D)     Gain  on  Disposition  of  Owned  Equipment

Gain on disposition of owned equipment for the nine months ended September 30, 2002 totaled $0.2 million which resulted from the sale or disposition of marine containers and a railcar with a net book value of $0.2 million for proceeds of $0.3 million. The gain on disposition of owned equipment for the nine months ended September 30, 2001 totaled $1.0 million which resulted from the sale of a marine vessel, marine containers, trailers, and railcars with a net book value of $3.2 million, for proceeds of $4.2 million.

(E)     Equity  in Net Income of Unconsolidated Special-Purpose Entities (USPEs)

Equity in net income of USPEs represents the Fund's share of the net income generated from the operation of jointly owned assets accounted for under the equity method of accounting. These entities are single purpose and have no debt or other financial encumbrances. The following table presents equity in net income by equipment type (in thousands of dollars):


                                      For the Nine Months
                                      Ended September 30,
                                       2002       2001
                                      =================
Aircraft . . . . . . . . . . . . . .  $   337  $   538
Marine vessel. . . . . . . . . . . .        3      234
                                      -------  -------
       Equity in net income of USPEs  $   340  $   772
                                      =======  =======


Aircraft: As of September 30, 2002 and 2001, the Fund owned interests in two trusts that each owns a commercial aircraft. During the nine months ended September 30, 2002, the Fund's share of lease revenues of $0.9 million were offset by the Fund's share of depreciation expense, direct expenses, and administrative expenses of $0.6 million. During the same period of 2001, the Fund's share of lease revenues of $1.2 million and the Fund's share of other income of $0.8 million were offset by the Fund's share of depreciation expense, direct expenses, and administrative expenses of $1.4 million.

Lease revenues decreased $0.2 million due to the leases for two commercial aircraft in the trusts being renegotiated at a lower rate.

The decrease in expenses of $0.8 million was due to lower depreciation expense of $0.6 million resulting from one commercial aircraft in a trust becoming fully depreciated during 2001, and a $0.2 million decrease on another commercial aircraft resulting from the double declining-balance method of depreciation which results in greater depreciation in the first years an asset is owned.

Marine vessel: As of September 30, 2002 and 2001, the Fund no longer owned an interest in an entity that owned a marine vessel. During the nine months ended September 30, 2001, the Fund's share of lease revenues of $0.4 million and the Fund's share of the gain of $0.3 million from the sale of a marine vessel entity in which the Fund owned an interest were offset by the Fund's share of depreciation expense, direct expenses, and administrative expenses of $0.4 million.

(F)     Net  Income  (Loss)

As a result of the foregoing, the Fund had a net loss of $0.6 million for the nine months ended September 30, 2002, compared to net income of $2.4 million during the same period of 2001. The Fund's ability to acquire, operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Fund's performance in the nine months ended September 30, 2002 is not necessarily indicative of future periods. In the nine months ended September 30, 2002, the Fund distributed $3.7 million to Class A members, or $0.75 per weighted-average Class A unit.

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

(III)      FINANCIAL  CONDITION  -  CAPITAL  RESOURCES  AND  LIQUIDITY

For the nine months ended September 30, 2002, the Fund generated operating cash of $5.1 million (net cash provided by operating activities plus non-liquidating distributions from USPEs) to meet its operating obligations, pay debt and interest payments and make distributions (total of $4.4 million for nine months ended September 30, 2002) to the members.

During the nine months ended September 30, 2002, the Fund disposed of marine containers and a railcar for proceeds of $0.3 million.

Restricted cash increased during the nine months ended September 30, 2002 due to the deposit of $0.7 million into an escrow account related to collection efforts from an aircraft lessee.

Accounts receivable decreased $0.1 million in the nine months ended September 30, 2002. This decrease was due to increase in the allowance for bad debts of $2.2 million due to the Manager's evaluation of the collectibility of accounts receivable. This decrease was partially offset by an increase of $2.1 million during the nine months ended September 30, 2002 due to the timing of cash receipts.

Investments in USPEs decreased $0.5 million during the nine months ended September 30, 2002 due to cash distributions of $0.9 million from the USPEs to the Fund being partially offset by income of $0.3 million that was recorded by the Fund for its equity interests in the USPEs.

Accounts payable increased $0.7 million during the nine months ended September 30, 2002 due to the timing of cash payments to vendors and lenders.

Lessee deposits and reserve for repairs increased $0.2 million during the nine months ended September 30, 2002 due to the accrual of marine vessel dry-docking reserves.

Cash distributions of $0.8 million related to the results from the third quarter of 2002 will be paid during the fourth quarter of 2002.

The Fund is scheduled to make an annual debt payment of $3.0 million to the lenders of the notes payable on December 31, 2002. The cash for this payment will come from operations and proceeds from equipment dispositions.

In July 2002, PLM International Inc. (PLMI) reached an agreement with the lenders of the $10.0 million warehouse facility to extend the expiration date of the facility to June 30, 2003. The warehouse facility is shared by the Fund, PLM Equipment Growth Fund V, PLM Equipment Growth Fund VI, PLM Equipment Growth & Income Fund VII, and Acquisub LLC, a wholly owned subsidiary of PLMI. The facility provides for financing up to 100% of the cost of the equipment. Outstanding borrowings by one borrower reduce the amount available to each of the other borrowers under the facility. Individual borrowings may be outstanding for no more than 270 days, with all advances due no later than June 30, 2003. Interest accrues either at the prime rate or LIBOR plus 2.0% at the borrower's option and is set at the time of an advance of funds. Borrowings by the Fund are guaranteed by PLMI. The Fund is not liable for the advances made to other borrowers.

As of November 13, 2002, the Fund had no borrowings outstanding under this facility and there were no other borrowings outstanding under this facility by any other eligible borrower.

In October 2002, PLM Transportation Equipment Corp. Inc. (TEC), a wholly owned subsidiary of FSI, arranged for the lease or purchase of a total of 1,050 pressurized tank railcars by (i) partnerships and managed programs in which FSI serves as the general partner or manager and holds an ownership interest (Program Affiliates) or (ii) partnerships or managed programs in which FSI provides management services but does not hold an ownership interest or third parties (Non-Program Affiliates). These railcars will be delivered over the next three years. A leasing company affiliated with the manufacturer will acquire approximately 70% of the railcars and lease them to a Non-Program Affiliate. The remaining approximately 30% will either be purchased by other third parties to be managed by PLMI, or by the Program Affiliates. An affiliate of TEC will manage the leased and purchased railcars. Neither TEC nor its affiliate will be liable for these railcars. TEC estimates that the total value of purchased railcars will not exceed $26.0 million with one third of the railcars being purchased in each of 2002, 2003, and 2004. Although the Manager has neither determined which Program Affiliates will purchase the railcars nor the timing of any purchases, it is possible the Fund may purchase some of the railcars.

(IV)     ACCOUNTING  PRONOUNCEMENTS

In April 2002, the Financial Accounting Standards Board (FASB) adopted Statement of Financial Accounting Standards (SFAS) No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB No. 13, and Technical Corrections" ("SFAS No. 145"). The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002. As permitted by the pronouncement, the Fund has elected early adoption of SFAS No. 145 and, accordingly, if the Fund had a loss on extinguishment of long-term debt, it would have been reported the loss in "Other general and administrative expenses" as an extraordinary item in its statements of operations.

The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants has issued an exposure draft of a proposed statement of position ("SOP") entitled "Accounting for Certain Costs and Activities Related to Property, Plant and Equipment". The Fund has historically accrued legally mandated maintenance such as marine vessel dry-docking and aircraft engine maintenance over the periods prior to the required maintenance date. If the SOP is adopted as proposed, the Fund would reverse all previously accrued maintenance reserves. If this proposed change were in effect at September 30, 2002, the Fund would have been required to reverse maintenance reserves of approximately $2.7 million. Maintenance reserves will change during the remainder of 2002 as maintenance is performed and past maintenance reserves are depleted and additional reserves are recorded. If adopted in its present form, charges related to this proposed change would be taken in the first quarter of 2003 and would be reported as a cumulative effect of an accounting change, in the statements of operations.

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

Other factors affecting the Fund's contribution in the remainder of 2002 and beyond include:

(1) The cost of new marine containers has been at historic lows for the past several years, which has caused downward pressure on per diem lease rates for this type of equipment. Starting in 2003 and continuing through 2005, a significant number of the Fund's marine containers currently on a fixed rate lease will be switching to a lease based on utilization. The Manager anticipates that this will result in a significant decrease in lease revenues;

(2) Railcar freight loadings in the United States and Canada decreased 1% and 3%, respectively, through the first nine months of 2002. There has been, however, a recent increase for some of the commodities that drive demand for those types of railcars owned by the Fund. It will be some time, however, before this translates into new leasing demand by shippers since most shippers have idle railcars in their fleets;

(3) Marine vessel freight rates are dependent upon the overall condition of the international economy. Freight rates earned by the Fund's marine vessel began to decrease during the latter half of 2001 and continued through the first nine months of 2002. This trend is expected to continue during the remainder of 2002 or until international economies stabilize and begin to improve;

(4) Utilization of intermodal trailers owned by the Fund decreased 15% in the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. This decline was similar to the decline in industry wide utilization. As the Fund's trailers are smaller than many shippers prefer, the Manager expects continued declines in utilization over the next few years. Additionally, one of the major shippers that leased the Fund's trailers has entered bankruptcy. While the Fund did not have any outstanding receivables from the company, its bankruptcy may cause a further decline in performance of the trailer fleet in the future; and

(5) The airline industry began to see lower passenger travel during 2001. The events of September 11, 2001, along with a recession in the United States have continued to adversely affect the market demand for both new and used commercial aircraft and to significantly weaken the financial position of most major domestic airlines. As a result of this, the Fund has had to renegotiate leases on its owned aircraft and partially owned aircraft during 2001 that will result in a decrease in revenues during 2002. The Manager believes that there is a significant oversupply of commercial aircraft available and that this oversupply will continue for some time.

These events have had a negative impact on the fair market value of the Fund's owned and partially owned aircraft. Although no revaluations were required during 2002 to these aircraft, the Manager does not expect these aircraft to return to their September 11, 2001 values.

During 2001, the lessee of three Stage II Boeing 737-200 commercial aircraft notified the Manager of its intention to return this aircraft. The lessee is located in Brazil, a country experiencing severe economic difficultly. As of September 30, 2002, the lessee was thirteen lease payments in arrears to the Fund. The Fund has a security deposit from this lessee that could be used to pay a portion of the amount due. During October 2001, the Manager sent a notification of default to the lessee. The lease, with an expiration date of October 2002, has certain return condition requirements for the aircraft. The Manager recorded an allowance for bad debts for the amount due less the security deposit. During October 2002, the Manager reached an agreement with the lessee of this aircraft for the past due lease payments and agreed to re-lease two of these aircraft to this lessee until March 2003 at a lower lease rate. In order to give the lessee an incentive to make timely payments in accordance with the agreement, the Manager gave the lessee a discount on the total amount due. If the lessee fails to comply with the payment schedule in the agreement, the discount provision will be waived and the full amount again becomes payable. The lessee made an initial payment during October 2002, to be followed by 23 equal monthly installments beginning in November 2002. Unpaid outstanding amounts will accrue interest at a rate of 5%. Due to the uncertainty of ultimate collection, the Manager will continue to fully reserve the unpaid outstanding balance from this lessee.

(6) The Manager has seen an increase in its insurance premiums on its equipment portfolio and is finding it more difficult to find an insurance carrier with which to place the coverage. Premiums for aircraft have increased over 50% and for other types of equipment the increases have been over 25%. The increase in insurance premiums caused by the increased rate will be partially mitigated by the reduction in the value of the Fund's equipment portfolio caused by the events of September 11, 2001 and other economic factors. The Manager has also experienced an increase in the deductible required to obtain coverage. This may have a negative impact on the Fund in the event of an insurance claim.

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

The Fund may invest cash flow and equipment sales proceeds, if any, after payment of operating expenses, loan principal and interest on debt, the maintenance of working capital reserves, and cash distributions to the members, generated prior to January 1, 2003 into additional equipment. The Manager believes these acquisitions may cause the Fund to generate additional earnings and cash flow for the Fund.

Cash flow and disposition proceeds generated from operations after January 1, 2003 cannot be used to purchase additional equipment. The Fund will terminate on December 31, 2010, unless terminated earlier upon sale of all equipment and by certain other events.

(VI)      FORWARD-LOOKING  INFORMATION

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

ITEM  3.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK
             ----------------------------------------------------------------

The Fund's primary market risk exposure is that of currency devaluation risk. During the nine months ended September 30, 2002, 77% of the Fund's total lease revenues from wholly-and partially-owned equipment came from non-United States domiciled lessees. Most of the leases require payment in United States (U.S.) currency. If these lessees' currency devalues against the U.S. dollar, the lessees could encounter difficulty in making the U.S. dollar denominated lease payment.

ITEM  4.     CONTROLS  AND  PROCEDURES
             -------------------------

Within the 90-day period prior to the filing of this report, evaluations were carried out under the supervision and with the participation of the Manager's management, including its President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon those evaluations, the President and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes have been made in the Fund's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluations.



















                      (This space intentionally left blank)

     PART  II  -  OTHER  INFORMATION



ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K
             -------------------------------------

     (a)     Exhibits
             --------

1. October 2002 purchase agreement between PLM Transportation Equipment Corp., Inc. and Trinity Tank Car, Inc.

2. Settlement Agreement between PLM Worldwide Leasing Corp. and Varig S.A. dated October 11, 2002.

     (b)     Reports  on  Form  8-K
             ----------------------

               None.



















                      (This space intentionally left blank)

------
CONTROL  CERTIFICATION
----------------------

I,  James  A.  Coyne,  certify  that:

1. I have reviewed this quarterly report on Form 10-Q of Professional Lease Management Income Fund I, L.L.C.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this quarterly report is prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and board of Managers:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:  November  13,  2002     By:     /s/  James  A.  Coyne
                                       ---------------------
     James  A.  Coyne
     President

------
CONTROL  CERTIFICATION
----------------------

I,  Richard  K  Brock,  certify  that:

5. I have reviewed this quarterly report on Form 10-Q of Professional Lease Management Income Fund I, L.L.C.

6. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

7. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

8. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

d) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this quarterly report is prepared;

e) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

f) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and board of Managers:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:  November  13,  2002     By:     /s/  Richard  K  Brock
                                       ----------------------
     Richard  K  Brock
     Chief  Financial  Officer
     (Principal  Financial  Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


               PROFESSIONAL  LEASE  MANAGEMENT
               INCOME  FUND  I,  L.L.C.
               By:     PLM  Financial  Services,  Inc.
               Manager




Date:  November  13,  2002     By:  /s/  Richard  K  Brock     ___________
                                    ----------------------
     Richard  K  Brock
     Chief  Financial  Officer



CERTIFICATION

The undersigned hereby certifies, in their capacity as an officer of the Manager of Professional Lease Management Income Fund I, L.L.C. (the Fund), that the Quarterly Report of the Fund on Form 10-Q for the period ended September 30, 2002, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Fund at the end of such period and the results of operations of the Fund for such period.



     PROFESSIONAL  LEASE  MANAGEMENT
     INCOME  FUND  I,  L.L.C.
     By:     PLM  Financial  Services,  Inc.
          Manager




Date:  November  13,  2002          By:     /s/  James  A.  Coyne
                                            ---------------------
     James  A.  Coyne
     President




Date:  November  13,  2002          By:     /s/  Richard  K  Brock
                                            ----------------------
     Richard  K  Brock
     Chief  Financial  Officer