Form 10-K
period 2002-12-31
PROFESSIONAL LEASE MANAGEMENT INCOME FUND I LLC
filed 2003-03-27
CIK 928956

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ____________________
                                    FORM 10-K


     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR  THE  FISCAL  YEAR  ENDED  DECEMBER  31,  2002.

     [  ]    TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE
             SECURITIES  EXCHANGE  ACT  OF  1934
             FOR  THE  TRANSITION  PERIOD  FROM              TO

                         COMMISSION FILE NUMBER 0-28376
                             _______________________



               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.

             (Exact name of registrant as specified in its charter)


                      DELAWARE                          94-3209289
            (State or other jurisdiction of          (I.R.S. Employer
            incorporation or organization)           Identification No.)

              235 3RD STREET SOUTH, SUITE 200
                    ST. PETERSBURG, FL                        33701
          (Address of principal executive offices)          (Zip code)


        Registrant's telephone number, including area code (727) 803-1800
                             _______________________

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

An  index  of  exhibits  filed  with  this  Form  10-K is located at page 26-27.

Total  number  of  pages  in  this  report:  65.

                                     PART I


ITEM  1.     BUSINESS
             --------

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

     (4) to increase the Fund's revenue base by reinvesting a portion of its operating cash flow generated prior to December 31, 2002 in additional equipment. Since net income and distributions are affected by a variety of factors, including purchase prices, lease rates, and costs and expenses, growth in the size of the Fund's portfolio does not necessarily mean that the Fund's aggregate net income and distributions will increase upon the reinvestment of operating cash flow.

The offering of units of the Fund closed on May 13, 1996. As of December 31, 2002, there were 4,971,311 units outstanding. The Manager contributed $100 for its Class B Member interest in the Fund. The Manager paid out of its own corporate funds (as a capital contribution to the Fund) all organization and syndication expenses incurred in connection with the offering; therefore, 100% of the net cash proceeds received by the Fund from the sale of Class A Units were used to purchase equipment and establish any required cash reserves.

The Fund may not reinvest cash flow generated from operations after January 1, 2003 into additional equipment. The Fund will terminate on December 31, 2010 unless terminated earlier upon sale of all of the equipment or by certain other events.

Table 1, below, lists the equipment and the original cost of equipment in the Fund's portfolio and the Fund's proportional share of equipment owned by unconsolidated special-purpose entities, as of December 31, 2002 (in thousands of dollars):

                                     TABLE 1
                                     -------



Units     Type                                   Manufacturer          Cost
----------------------------------------------------------------------------

Owned equipment held for operating leases:

14,537 .  Marine containers                      Various             $29,777
84 . . .  Refrigerated marine containers         Various               1,344
3. . . .  737-200A stage II commercial
            aircraft                             Boeing               15,358
345. . .  Pressurized tank railcars              Various               9,230
97 . . . .Covered hopper railcars                Various               5,281
245. . . .Box railcars                           Various               4,952
1. . . .  Oil tanker marine vessel               Hyundai              17,000
434. .    Intermodal trailers                    Various               6,530
                                                                     --------
      Total owned equipment held for operating leases                $89,472 1
                                                                     ========

Equipment owned by unconsolidated special-purpose entities:

0.50 . .  Trust owning an MD-82
            stage III commercial aircraft        McDonnell Douglas   $ 7,775 2
0.50 . .  Trust owning an MD-82
            stage III commercial aircraft        McDonnell Douglas     6,825 2
                                                                     --------
      Total investments in unconsolidated special-purpose entities   $14,600 1
                                                                     ========



Equipment is generally leased under operating leases for a term of one to six years except for the marine vessel which is usually leased for less than one year. Some of the Fund's marine containers are leased to operators of utilization-type leasing pools, which include equipment owned by unaffiliated parties. In such instances, revenues received by the Fund consist of a specified percentage of revenues generated by leasing the pooled equipment to sublessees, after deducting certain direct operating expenses of the pooled equipment. The remaining Fund marine containers leases are based on a fixed rate. Lease revenues for intermodal trailers are based on a per-diem lease in the free running interchange with the railroads. Rents for all other equipment are based on fixed rates.

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









1 Includes equipment and investments purchased with the proceeds from capital contributions, undistributed cash flow from operations, and Fund borrowings. Includes costs capitalized subsequent to the date of purchase.
2.  Jointly  owned  by  the  Fund  and  an  affiliated  program.

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

The following section describes the international and national markets in which the Fund's capital equipment operates:

(1)  Marine  Containers

Marine containers are used to transport a variety of types of cargo. They typically travel on marine vessels but may also travel on railroads loaded on certain types of railcars and highways loaded on a trailer.

The Fund purchased new standard dry cargo containers were from 1998 to 2000 that were placed primarily on mid-term leases and into revenue-sharing agreements. The marine containers that were placed into revenue-sharing agreements experienced a decrease in lease rates of approximately 15% during 2002. The decrease in lease rates on these marine containers was partially offset by an increase in utilization. At the beginning of the year, utilization averaged approximately 70% but increased to 85% by year-end. Average lease rates and utilization in 2003 are expected to marginally improve compared to 2002.

The Fund's marine containers that were originally placed on mid-term leases in 1999 and 2000, will come off lease between 2003-2005 at which time they will be placed into revenue-sharing agreements. As the market for marine containers is considerably softer than the period during which they were placed on mid-term leases, lease revenue on these containers is expected to decrease up to 40% when the original mid-term leases expire.

(2)     Commercial  Aircraft

The Fund owns 100% of three Boeing 737-200 aircraft. The market for Boeing 737-200 aircraft is very soft and the credit quality of the airlines interested in this type of aircraft is, generally speaking, poor. The Fund also owns 50% of two MD-82 aircraft, which are on long-term lease to a major US carrier.

Since the terrorist events of September 11, 2001, the commercial aviation industry has experienced significant losses that escalated with a weakened economy. This in turn has led to the bankruptcy filing of two of the largest airlines in the United States, and to an excess supply of commercial aircraft. The current state of the aircraft industry, with significant excess capacity for both new and used aircraft continues to be extremely weak, and is expected by the Manager to remain weak. Most of the Fund's aircraft are of older vintage with limited demand, and most of the 737's do not meet certain noise guidelines that would allow for them to fly in the US and other countries.

The decrease in value of the Fund's aircraft since September 11, 2001 will have a negative impact on the ability of the Fund to achieve its original objectives as lower values will also result in significantly lower lease rates than the Fund has been able to achieve for these assets in the past.

(3)  Railcars

(a)  Pressurized  Tank  Railcars

Pressurized tank railcars are used to transport liquefied petroleum gas (LPG) and anhydrous ammonia (fertilizer). The North American markets for LPG include industrial applications, residential use, electrical generation, commercial applications, and transportation. LPG consumption is expected to grow over the next few years as most new electricity generation capacity is expected to be gas fired. Within any given year, consumption is particularly influenced by the severity of winter temperatures.

Within the fertilizer industry, demand is a function of several factors, including the level of grain prices, status of government farm subsidy programs, amount of farming acreage and mix of crops planted, weather patterns, farming practices, and the value of the US dollar. Population growth and dietary trends also play an indirect role.

On an industry-wide basis, North American carloadings of the commodity group that includes petroleum and chemicals decreased over 2% in 2002 after a 5% decline in 2001. Even with this further decrease in industry-wide demand, the utilization of pressurized tank railcars across the Fund was in the 85% range during the year. The desirability of the railcars in the Fund is affected by the advancing age of this fleet and related corrosion issues on foam insulated railcars.

(b)     Covered  Hopper  (Grain)  Railcars

Demand for covered hopper railcars, which are specifically designed to service the grain industry, continued to experience weakness during 2002; carloadings were down 3% when compared to 2001 volumes. There has been a consistent pattern of decline in the number of carloadings over the last several years.

The US agribusiness industry serves a domestic market that is relatively mature, the future growth of which is expected to be consistent but modest. Most domestic grain rail traffic moves to food processors, poultry breeders, and feedlots. The more volatile export business, which accounts for approximately 30% of total grain shipments, serves emerging and developing nations. In these countries, demand for protein-rich foods is growing more rapidly than in the US, due to higher population growth, a rapid industrialization pace, and rising disposable income.

Other factors contributing to the softness in demand for covered hopper railcars are the large number of new railcars built in the late 1990s and the more efficient utilization of covered hoppers by the railroads. As in prior years, any covered hopper railcars that were leased were done so at considerably lower rental rates.

Many of the Fund's railcars are smaller and thus less desirable than those currently being built. Because of this factor, the lack of any prospect for improvement in car demand, and the large number of idle cars throughout the industry. Utilization of the Fund's covered hopper railcars remained 100% during 2002.

(c)  Box  Railcars

Box railcars are primarily used to transport paper and paper products. The Funds railcars of this type have a smaller load capacity than those currently in demand for paper service. The utilization of the Fund's box railcars was 80% at year-end.

(4)  Marine  Vessel

The Fund owns a double-hull product tanker that operates in international markets carrying a variety of commodity-type cargos. Demand for commodity-based shipping is closely tied to worldwide economic growth patterns, which can affect demand by causing changes in volume on trade routes. The Manager operates the Fund's product tanker in the spot chartering markets, carrying mostly fuel oil and similar petroleum distillates, an approach that provides the flexibility to adapt to changes in market conditions.

The market for product tankers was weak throughout most of 2002 with lower than anticipated rates. The Fund's product tanker, built in 1985, has continued to operate with very little idle time between charters; rates, however, have continued to be softer throughout the year when compared to rates experienced in 2001. In the fourth quarter of 2002 and into 2003, freight rates for the Fund's marine vessel started to increase due to an increase in oil prices caused by political instability in the Middle East.

(5)  Intermodal  Trailers

Intermodal trailers are used to transport a variety of dry goods by rail on flatcars, usually for distances of over 400 miles. Over the past seven years, intermodal trailers have continued to be rapidly displaced by domestic containers as the preferred method of transport for such goods. This displacement occurs because railroads offer approximately 20% lower wholesale freight rates on domestic containers compared to intermodal trailers. During 2002, demand for intermodal trailers was much more depressed than historic norms. Unusually low demand occurred over the first half of the year due to a rapidly slowing economy and low rail freight rates for 53-foot domestic containers. Due to the decline in demand, shipments for the year within the intermodal pool trailer market declined approximately 10% compared to the prior year. Average utilization of the entire US intermodal trailer pool fleet declined from 77% in 1999 to 75% in 2000 to 63% in 2001 and further declined to a record low of 50% in 2002.

The Manager continued its aggressive marketing program in a bid to attract new customers for the Fund's intermodal trailers during 2002. The largest trailer customer, Consolidated Freightways, abruptly shut down their operations and declared bankruptcy during 2002. This situation was largely offset by extensive efforts with other carriers to increase market share. Even with these efforts, average utilization of the Fund's intermodal trailers for the year 2002 dropped 12% from 2001 to approximately 61%, still 11% above the national average.

The trend towards using domestic containers instead of intermodal trailers is expected to accelerate in the future. Due to the anticipated continued weakness of the overall economy, overall, intermodal trailer shipments are forecast to decline by 10% to 15% in 2003, compared to 2002. As such, the nationwide supply of intermodal trailers is expected to have approximately 27,000 units in surplus for 2003. The maintenance costs have increased approximately 12% from 2001 due to improper repair methods performed by the railroads' vendors and billed to owners.

The Manager will continue to seek to expand its customer base and undertake significant efforts to reduce cartage and maintenance costs, such as minimizing trailer downtime at repair shops and terminals.

(E)     Government  Regulations

The use, maintenance, and ownership of equipment are regulated by federal, state, local and/or foreign governmental authorities. Such regulations may impose restrictions and financial burdens on the Fund's ownership and operation of equipment. Changes in government regulations, industry standards, or deregulation may also affect the ownership, operation, and resale of the equipment. Substantial portions of the Fund's equipment portfolio are either registered or operated internationally. Such equipment may be subject to adverse political, governmental, or legal actions, including the risk of expropriation or loss arising from hostilities. Certain of the Fund's equipment is subject to extensive safety and operating regulations, which may require its removal from service or extensive modification of such equipment to meet these regulations, at considerable cost to the Fund. Such regulations include:

(1) in 2004, new maritime and port security laws that have already been passed by US Congress and International Maritime Organizations are scheduled to be implemented. The United States Coast Guard is currently holding hearings with international shipping industry representatives to discuss the implementation of the new code and regulations, which are to apply to all shipping, ports and terminals both in the US and abroad. The new regulations are aimed at improving security aboard marine vessels. These regulations may require additional security equipment being added to marine vessels as well as additional training being provided to the crew. The final code, which is expected to have a significant impact on the industry, will apply to all ships over 500 dead weight tons that include those owned by the Fund. The requirements of these new regulations have to be met by July 2004. The deadline for compliance by ports is planned to be 2005. As the methodology of how these regulations will be applied is still being determined, the Manager is unable to determine the impact on the Fund at this time;

(2) the US Department of Transportation's Aircraft Capacity Act of 1990, which limits or eliminates the operation of commercial aircraft in the United States that do not meet certain noise, aging, and corrosion criteria. In addition, under US Federal Aviation Regulations, after December 31, 1999, no person may operate an aircraft to or from any airport in the contiguous United States unless that aircraft has been shown to comply with Stage III noise levels. The Fund has three Stage II aircraft that do not meet Stage III requirements. The cost to install a hush kit to meet quieter Stage III requirements is approximately $1.5 million, depending on the type of aircraft. The Fund's wholly-owned aircraft that do not meet stage III requirements are on lease or stored in a country that does not have this regulation. Upon lease expiration, these aircraft will either be leased in a country that does not have these regulations or sold;

(3) the Montreal Protocol on Substances that Deplete the Ozone Layer and the US Clean Air Act Amendments of 1990, which call for the control and eventual replacement of substances that have been found to cause or contribute significantly to harmful effects on the stratospheric ozone layer and that are used extensively as refrigerants in refrigerated marine containers; and

(4) the US Department of Transportation's Hazardous Materials Regulations which regulates the classification and packaging requirements of hazardous materials which apply particularly to the Fund's tank railcars. The Federal Railroad Administration has mandated that effective July 1, 2000, all tank railcars must be re-qualified every ten years from the last test date stenciled on each railcar to insure tank shell integrity. Tank shell thickness, weld seams, and weld attachments must be inspected and repaired if necessary to re-qualify a tank railcar for service. The average cost of this inspection is $1,800 for non-jacketed tank railcars and $3,600 for jacketed tank railcars, not including any necessary repairs. This inspection is to be performed at the next scheduled tank test and every ten years thereafter. The Fund currently owns 267 jacketed tank railcars. As of December 31, 2002, 28 jacketed tank railcars will need to be re-qualified during 2003 or 2004.

During the fourth quarter of 2002, the Fund reduced the net book value of 80 owned tank railcars in its railcar fleet to their fair value of $2,000 per railcar, and recorded a $0.7 million impairment loss. The impairment was caused by a general recall due to a manufacturing defect allowing extensive corrosion of the railcars' internal lining. Repair of the railcars were determined to be cost prohibitive. The fair value of railcars with this defect was determined by using industry expertise. These railcars were off lease.

As of December 31, 2002, the Fund was in compliance with the above governmental regulations. Typically, costs related to extensive equipment modifications to meet government regulations are passed on to the lessee of that equipment.

ITEM  2.     PROPERTIES
             ----------

The Fund neither owns nor leases any properties other than the equipment it has purchased or interests in entities which own equipment for leasing purposes. As of December 31, 2002, the Fund owned a portfolio of transportation and related equipment and investments in equipment owned by unconsolidated special-purpose entities (USPEs), as described in Item I, Table 1. The Fund acquired equipment with the proceeds of the Fund offering of $100.0 million, proceeds of debt financing of $25.0 million, and by reinvesting a portion of its operating cash flow in additional equipment.

The Fund maintains its principal office at 235 3rd Street South, Suite 200, St. Petersburg, FL. 33701.

ITEM  3.     LEGAL  PROCEEDINGS
             ------------------

The Fund is involved as plaintiff or defendant in various legal actions incidental to its business. Management does not believe that any of these actions will be material to the financial condition or results of operations of the Fund.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
             -----------------------------------------------------------

No matters were submitted to a vote of the Fund's Members during the fourth quarter of its fiscal year ended December 31, 2002.

                                     PART II

ITEM  5.          MARKET  FOR  THE  FUND'S EQUITY AND RELATED UNITHOLDER MATTERS
                  --------------------------------------------------------------

Pursuant to the terms of the operating agreement, the Manager is generally entitled to a 1% interest in the profits and losses and 15% of cash distributions. The Manager will be specially allocated (i) 100% of the Fund's organizational and offering cost amortization expenses and (ii) income equal to the excess of cash distribution over the Manager's 1% share of net profits. The effect on the Class A Members of this special income allocation will be to increase the net loss or decrease the net profits allocable to the Class A Members by an equal amount. After the investors receive cash distributions equal to their original capital contributions, the Manager's interest in the cash distributions of the Fund will increase to 25%. The Manager is the sole holder of such interests. The remaining interests in the profits and losses and distributions of the Fund are owned as of December 31, 2001, by the 5,076 holders of Units in the Fund.

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

The Fund may redeem a certain number of units each year under the terms of the Fund's operating agreement. The purchase price paid by the Fund for outstanding Class A Units upon redemption will be equal to 105% of the amount Class A Members paid for the Class A Units, less the amount of cash distributions Class A Members have received relating to such Class A Units. The price may not bear any relationship to the fair value of a Class A Unit. As of December 31, 2002, the Fund has purchased a cumulative total of 28,270 Class A units for a cost of $0.4 million. No Class A units were purchased during 2002. The Manager does not anticipate additional units being purchased under this plan in the future.

ITEM  6.          SELECTED  FINANCIAL  DATA
                  -------------------------

Table  2,  below,  lists  selected  financial  data  for  the  Fund:

                                     TABLE 2
                                     -------

                        For the Years Ended December 31,
         (In thousands of dollars, except weighted-average unit amounts)


                                            2002      2001          2000          1999     1998
                                          -----------------------------------------------------
Operating results:
  Total revenues . . . . . . . . . . . .  $ 18,746   $27,818  $        27,988   $26,483   $28,301
  Gain on disposition of equipment . . .       171     7,812            3,956        23     2,759
  Loss on disposition of equipment . . .        12        --               --        --        --
  Impairment loss on equipment . . . . .       719        --               --        --        --
  Equity in net income (loss) of
    unconsolidated special-purpose
    entities . . . . . . . . . . . . . .       463       601             (176)    1,761     2,390
  Net income (loss). . . . . . . . . . .      (780)    8,585            4,821    (2,401)    4,316

At year-end:
  Total assets . . . . . . . . . . . . .  $ 59,673   $69,256  $        71,683   $80,533   $99,635
  Note payable . . . . . . . . . . . . .    16,000    19,000           22,000    25,000    25,000
  Total liabilities. . . . . . . . . . .    20,730    23,628           28,013    29,935    28,905

Cash distribution. . . . . . . . . . . .  $  5,905   $ 6,627  $        11,701   $11,690   $11,765

Cash distribution representing
   a return of capital to Class A
   members . . . . . . . . . . . . . . .  $  5,028   $    --  $         6,880   $ 9,930   $ 7,405

Per weighted-average Class A unit:

Net income (loss). . . . . . . . . . . .  $(0.33)1   $ 1.51 1 $        0.62 1   $(0.81)1  $0.52 1

Cash distribution. . . . . . . . . . . .  $   1.01   $  1.11  $          2.00   $  1.99   $  2.00

Cash distribution representing a return
  of capital to Class A members. . . . .  $   1.01   $    --  $          1.38   $  1.99   $  1.48
















1. After reduction of income of $0.9 million ($0.18 per weighted-average Class A unit) in 2002, $1.0 million ($0.20 per weighted-average Class A unit) in 2001, $1.7 million ($0.34 per weighted-average Class A unit) in 2000, $1.7 million ($0.33 per weighted-average Class A unit) in 1999, and $1.6 million ($0.33 per weighted-average Class A unit) in 1998 (see Note 1 to the financial statements).

ITEM  7.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF FINANCIAL CONDITION AND
             -------------------------------------------------------------------
RESULTS  OF  OPERATIONS
    -------------------

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

(B)     Results  of  Operations  --  Factors  Affecting  Performance

(1)     Re-leasing  Activity  and  Repricing  Exposure  to  Current  Economic
Conditions

The exposure of the Fund's equipment portfolio to repricing risk occurs whenever the leases for the equipment expire or are otherwise terminated and the equipment must be remarketed. Major factors influencing the current market rate for the Fund's equipment include, but are not limited to, supply and demand for similar or comparable types of transport capacity, desirability of the equipment in the leasing market, market conditions for the particular industry segment in which the equipment is to be leased, overall economic conditions, and various regulations concerning the use of the equipment. Equipment that is idle or out of service between the expiration of one lease and the assumption of a subsequent lease can result in a reduction of contribution to the Fund. The Fund experienced re-leasing or repricing activity in 2002 for its trailer, marine container, marine vessel, aircraft, and railcar portfolios.

(a) Trailers: The Fund's trailer portfolio operates on per diem leases with short-line railroad systems. The relatively short duration of these leases in these operations exposes the trailers to considerable re-leasing and repricing activity.

(b) Marine containers: Some of the Fund's marine containers are leased to operators of utilization-type leasing pools and, as such, are highly exposed to re-leasing and repricing activity. Starting in 2003 and continuing through 2005, a significant number of the Fund's marine containers currently on a fixed rate lease will be switching to a lease based on utilization. The Manager anticipates that this will result in a significant decrease in lease revenue.

(c) Marine vessel: The Fund's owned marine vessel operated in the short-term leasing market throughout 2002. As a result of this, the Fund's owned marine vessel was remarketed several times during 2002 exposing it to re-leasing and repricing activity.

(d) Aircraft: The lessee of three of the Fund's 737-200's defaulted on its lease in September 2001. The Fund reached a settlement with this lessee in 2002 which included the continued re-lease of two of the aircraft at significantly lower rates, and for an agreed upon stream of past due lease payments to be paid over time. Due to the credit quality of that lessee, it is not certain that all of the amounts agreed to in the settlement will be recovered. The remaining stage II commercial aircraft is currently off-lease. There continues to be an excess supply of commercial aircraft in the United States and re-leasing of these assets is expected to be difficult and at severely lower lease rates than the Fund has been able to earn in the past.

(e) Railcars: This equipment experienced significant re-leasing activity. Lease rates in this market are showing signs of weakness and this has led to lower utilization and lower contribution to the Fund as existing leases expire and renewal leases are negotiated.

(2)     Equipment  Liquidations

Liquidation of Fund owned equipment and of investments in unconsolidated special-purpose entities (USPEs), unless accompanied by an immediate replacement of additional equipment earning similar rates (see Reinvestment Risk, below), represents a reduction in the size of the equipment portfolio and may result in a reduction of contribution to the Fund.

During 2002, the Fund disposed of owned equipment that included marine containers, trailers, and railcars for total proceeds of $0.4 million.

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

During 2001, the lessee of three Stage II Boeing 737-200 commercial aircraft notified the Manager of its intention to return these aircraft and stopped making lease payments. The lessee is located in Brazil, a country experiencing severe economic difficultly. The Fund has a security deposit from this lessee that could be used to pay a portion of the amount due. During October 2001, the Manager sent a notification of default to the lessee. The lease, which expired in October 2002, had certain return condition requirements for the aircraft. The Manager recorded an allowance for bad debts for the amount due less the security deposit. During October 2002, the Manager reached an agreement with the lessee of this aircraft for the past due lease payments and agreed to re-lease two of these aircraft to this lessee until March 2003 at a lower lease rate. In order to give the lessee an incentive to make timely payments in accordance with the agreement, the Manager gave the lessee a discount on the total amount due. If the lessee fails to comply with the payment schedule in the agreement, the discount provision will be waived and the full amount again becomes payable. The lessee made an initial payment during October 2002, to be followed by 23 equal monthly installments beginning in November 2002. Unpaid outstanding amounts will accrue interest at a rate of 5%. The balance outstanding at December 31, 2002 was $3.6 million. Due to the uncertainty of ultimate collection, the Manager will continue to fully reserve the unpaid outstanding balance less the security deposit from this lessee. As of December 31, 2002, the former lessee was current with all payments due under the agreement.

As of March 26, 2003, the installment payment due from the lessee to the Fund during March was not received. The Manager has not yet placed the lessee into default, however, is currently reviewing the options available under the agreement.

(4)     Reinvestment  Risk

Reinvestment risk occurs when the Fund cannot generate sufficient surplus cash after fulfillment of operating obligations to reinvest in additional equipment during the reinvestment phase of the Fund; equipment is disposed of for less than threshold amounts; proceeds from disposition or surplus cash available for reinvestment cannot be reinvested at the threshold lease rates; or proceeds from the dispositions or surplus cash available for reinvestment cannot be deployed in a timely manner.

The Fund will not reinvest cash flows generated from operations after January 1, 2003 into additional equipment.

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

(5)     Equipment  Valuation

In accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121), the Manager reviewed the carrying values of the Fund's equipment portfolio at least quarterly and whenever circumstances indicated that the carrying value of an asset may not be recoverable due to expected future market conditions. If the projected undiscounted cash flows and the fair value of the equipment were less than the carrying value of the equipment, an impairment loss was recorded.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144), which replaces SFAS No. 121. In accordance with SFAS No. 144, the Fund evaluates long-lived assets for impairment whenever events or circumstances indicate that the carrying values of such assets may not be recoverable. Losses for impairment are recognized when the undiscounted cash flows estimated to be realized from a long-lived asset are determined to be less than the carrying value of the asset and the carrying amount of long-lived assets exceed its fair value. The determination of fair value for a given investment requires several considerations, including but not limited to, income expected to be earned from the asset, estimated sales proceeds, and holding costs excluding interest. The Fund applied the new rules on accounting for the impairment or disposal of long-lived assets beginning January 1, 2002.

The estimate of the fair value for the Fund's owned and partially owned equipment is based on the opinion of the Fund's equipment managers using data, reasoning and analysis of prevailing market conditions of similar equipment, data from recent purchases, independent third party valuations and discounted cash flows. The events of September 11, 2001, along with the change in general economic conditions in the United States, have continued to adversely affect the market demand for both new and used commercial aircraft and weakened the financial position of several airlines. Aircraft condition, age, passenger capacity, distance capability, fuel efficiency, and other factors influence market demand and market values for passenger jet aircraft.

During the fourth quarter of 2002, the Fund reduced the net book value of 80 owned tank railcars in its railcar fleet to their fair value of $2,000 per railcar, and recorded a $0.7 million impairment loss. The impairment was caused by a general recall due to a manufacturing defect allowing extensive corrosion of the railcars' internal lining. Repair of the railcars were determined to be cost prohibitive. The fair value of railcars with this defect was determined by using industry expertise. These railcars were off lease. There were no reductions to the carrying values of owned equipment in 2001 or 2000 nor partially-owned equipment during 2002, 2001, or 2000.

(C)     Financial Condition -- Capital Resources, Liquidity, and Unit Redemption
Plan

The Manager purchased the Fund's equipment portfolio with capital raised from its initial equity offering of $100.0 million and permanent debt financing of $25.0 million. No further capital contributions from Class A Members are permitted under the terms of the Fund's operating agreement. The Fund relies on operating cash flow to meet its operating obligations, make cash distributions to Members, and increase the Fund's equipment portfolio. The total outstanding debt, currently $16.0 million, can be increased with short-term borrowings not to exceed the lesser of $10.0 million or 50% of the aggregate principal amount of the Notes outstanding at the time and the total aggregate debt can not exceed $25.0 million.

For the year ended December 31, 2002, the Fund generated operating cash of $5.9 million to meet its operating obligations, pay debt and interest payments and make distributions (total of $5.9 million for year ended December 31, 2002) to the members.

During the year ended December 31, 2002, the Fund disposed of marine containers, railcars and trailers for proceeds of $0.4 million.

Cash held in escrow accounts increased during 2002 due to the deposit of $19.8 million into escrow accounts related to binding commitments to purchase railcars entered into in 2002 that the Manager anticipates will be paid for in 2003.

Accounts receivable decreased $0.2 million during 2002. This decrease was due to increase in the allowance for bad debts of $2.2 million due to the Manager's evaluation of the collectibility of accounts receivable. This decrease was partially offset by an increase of $2.0 million during 2002 due to the timing of cash receipts.

Investments in USPEs decreased $0.7 million during 2002 due to cash distributions of $1.2 million from the USPEs to the Fund being partially offset by income of $0.5 million that was recorded by the Fund for its equity interests in the USPEs.

Prepaid expenses increased $0.3 million during 2002 due to the payment of insurance and certain administrative expenses during 2002 that relate to 2003.

Lessee deposits and reserve for repairs increased $0.2 million during 2002 due to the accrual of marine vessel dry-docking reserves.

Cash distributions of $0.8 million related to the results from the fourth quarter of 2002 will be paid during the first quarter of 2003.

The Fund made the required annual debt payment of $3.0 million to the lender of the note payable during 2002.

The Fund has a remaining outstanding balance of $16.0 million on the note payable. The note bears interest at a fixed rate of 7.33% per annum and has a final maturity in 2006. Interest on the note is payable semi-annually. The remainder of the note payable will be repaid in two principal payments of $3.0 million on December 31, 2003, and 2004 and two principal payments of $5.0 million on December 31, 2005, and 2006. The agreement requires the Fund to maintain certain financial covenants.

The Fund is a participant in a $10.0 million warehouse facility. The warehouse facility is shared by the Fund, PLM Equipment Growth Fund V, PLM Equipment Growth Fund VI, PLM Equipment Growth & Income Fund VII, and Acquisub LLC, a wholly owned subsidiary of PLM International Inc. (PLMI). In July 2002, PLMI reached an agreement with the lenders of the $10.0 million warehouse facility to extend the expiration date of the facility to June 30, 2003. The facility provides for financing up to 100% of the cost of the equipment. Any borrowings by the Fund are collateralized by equipment purchased with the proceeds of the loan. Outstanding borrowings by one borrower reduce the amount available to each of the other borrowers under the facility. Individual borrowings may be outstanding for no more than 270 days, with all advances due no later than June 30, 2003. Interest accrues either at the prime rate or LIBOR plus 2.0% at the borrower's option and is set at the time of an advance of funds. Borrowings by the Fund are guaranteed by PLMI. The Fund is not liable for the advances made to other borrowers.

As of March 26, 2003, the Fund had no borrowings outstanding under this facility and there were no other borrowings outstanding under this facility by any other eligible borrower.

The Manager has committed the Fund to purchase a total of $19.8 million in railcar equipment. The funds to purchase these railcars were placed with an unaffiliated escrow agent and are reported as cash held in escrow accounts in the accompanying balance sheet. From January 1, 2003 through March 26, 2003, the Fund paid $14.6 million for railcars that it had committed to purchase in 2002. The Manager believes these purchases will be completed in 2003.

Commitment and contingencies as of December 31, 2002 are as follows (in thousands of dollars):


                                         Less than    1-3     4-5   After 5
Current Obligations              Total    1 Year     Years   Years   Years
---------------------------------------------------------------------------
Commitment to purchase railcars $19,792  $ 19,792  $    --  $   --  $   --
Notes payable                    16,000     3,000    8,000   5,000      --
Line of credit                       --        --       --      --      --
                                -------  --------  -------  ------  ------
                                $35,792  $ 22,792  $ 8,000  $5,000  $   --
                                =======  ========  =======  ======  ======


The Manager has not planned any expenditures, nor is it aware of any contingencies that would cause it to require any additional capital to that mentioned above.

(D)     Critical  Accounting  Policies  and  Estimates

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

The Manager believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Fund's financial statements:

Asset lives and depreciation methods: The Fund's primary business involves the purchase and subsequent lease of long-lived transportation and related equipment. The Manager has chosen asset lives that it believes correspond to the economic life of the related asset. The Manager has chosen a deprecation method that it believes matches the benefit to the Fund from the asset with the associated costs. These judgments have been made based on the Manager's expertise in each equipment segment that the Fund operates. If the asset life and depreciation method chosen does not reduce the book value of the asset to at least the potential future cash flows from the asset to the Fund, the Fund would be required to record an impairment loss. Likewise, if the net book value of the asset was reduced by an amount greater than the economic value has deteriorated, the Fund may record a gain on sale upon final disposition of the asset.

Impairment of long-lived assets: Whenever there is an indicator that an impairment may exists, the Manager reviews the carrying value of its equipment and investments in USPEs to determine if the carrying value of the assets may not be recoverable in consideration of the current economic conditions. This requires the Manager to make estimates related to future cash flows from each asset as well as the determination if the deterioration is temporary or permanent. If these estimates or the related assumptions change in the future, the Fund may be required to record additional impairment charges.

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

Contingencies and litigation: The Fund is subject to legal proceedings involving ordinary and routine claims related to its business. The ultimate legal and financial liability with respect to such matters cannot be estimated with certainty and requires the use of estimates in recording liabilities for potential litigation settlements. Estimates for losses from litigation are disclosed if considered possible and accrued if considered probable after consultation with outside counsel. If estimates of potential losses increase or the related facts and circumstances change in the future, the Fund may be required to record additional litigation expense.

(E)     Recent  Accounting  Pronouncements

On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS No.
142), was approved by the FASB. SFAS No. 142 changes the accounting for goodwill and other intangible assets determined to have an indefinite useful life from an amortization method to an impairment-only approach. Amortization of applicable intangible assets will cease upon adoption of this statement. The Fund implemented SFAS No. 142 on January 1, 2002 and has determined that this statement has no impact on its financial position or results of operations.
SFAS No. 142 had no impact on the Fund's financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB No. 13, and Technical Corrections" (SFAS No.
145). The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002. As permitted by the pronouncement, the Fund has elected early adoption of SFAS No. 145 as of January 1, 2002. SFAS No. 145 had no impact on the Fund's financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146), which is based on the general principle that a liability for a cost associated with an exit or disposal activity should be recorded when it is incurred and initially measured at fair value. SFAS No. 146 applies to costs associated with (1) an exit activity that does not involve an entity newly acquired in a business combination, or (2) a disposal activity within the scope of SFAS No. 146. These costs include certain termination benefits, costs to terminate a contract that is not a capital lease, and other associated costs to consolidate facilities or relocate employees. Because the provisions of this statement are to be applied prospectively to exit or disposal activities initiated after December 31, 2002, the effect of adopting this statement cannot be determined.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). This interpretation requires the guarantor to recognize a liability for the fair value of the obligation at the inception of the guarantee. The provisions of FIN 45 will be applied on a prospective basis to guarantees issued after December 31, 2002.

In January 2003, FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). This interpretation clarifies existing accounting principles related to the preparation of consolidated financial statements when the owners of an USPE do not have the characteristics of a controlling financial interest or when the equity at risk is not sufficient for the entity to finance its activities without additional subordinated financial support from others. FIN 46 requires the Fund to evaluate all existing arrangements to identify situations where the Fund has a "variable interest," commonly evidenced by a guarantee arrangement or other commitment to provide financial support, in a "variable interest entity," commonly a thinly capitalized entity, and further determine when such variable interest requires the Fund to consolidate the variable interest entities' financial statements with its own. The Fund is required to perform this assessment by September 30, 2003 and consolidate any variable interest entities for which the Fund will absorb a majority of the entities' expected losses or receive a majority of the expected residual gains. The Fund has determined that it is not reasonably possible that it will be required to consolidate or disclose information about a variable interest entity upon the effective date of FIN 46.

(F)     Results  of  Operations  --  Year  to  Year  Detail  Comparison

(1) Comparison of the Fund's Operating Results for the Years Ended December 31, 2002 and 2001

(a)     Owned  Equipment  Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment decreased during the year ended December 31, 2002, compared to 2001. Gains or losses from the sale of equipment, interest and other income and certain expenses such as depreciation and amortization and general and administrative expenses relating to the operating segments (see Note 6 to the financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):


                        For the Years
                      Ended December 31,
                     2002           2001
                    ---------------------
Marine containers  $     4,968  $   5,124
Aircraft. . . . .        2,618      3,946
Railcars. . . . .        2,284      2,686
Marine vessels. .        1,138      1,835
Trailers. . . . .          596        614


Marine containers: Marine container lease revenues and direct expenses were $5.0 million and $0.1 million, respectively, for the year ended December 31, 2002, compared to $5.2 million and $0.1 million, respectively, during the same period of 2001. The decrease in lease revenues of $0.2 million during the year ended December 31, 2002 compared to the same period of 2001 was due to lower utilization on the Fund's marine containers.

Aircraft: Aircraft lease revenues and direct expenses were $2.6 million and $27,000, respectively, for the year ended December 31, 2002, compared to $4.0 million and $25,000, respectively, during the same period of 2001. Aircraft lease revenues decreased $1.3 million in 2002 compared to 2001. A decrease in lease revenues of $0.9 million during the year ended December 31, 2002 was due to the disposition of an owned aircraft during 2001 and the decrease of $0.4 million was due to the reduction of the lease rate compared to 2001.

Railcars: Railcar lease revenues and direct expenses were $3.0 million and $0.7 million, respectively, for the year ended December 31, 2002, compared to $3.4 million and $0.7 million, respectively, during the same period of 2001. The decrease in lease revenues of $0.4 million during the year ended December 31, 2002 compared to the same period of 2001 was due to the increase in the number of railcars off-lease.

Marine vessels: Marine vessel lease revenues and direct expenses were $6.3 million and $5.1 million, respectively, for the year ended December 31, 2002, compared to $5.5 million and $3.7 million, respectively, during the same period of 2001. Lease revenue increased $0.7 million during the year ended December 31, 2002 due a to higher lease rate earned on the marine vessel resulting from a change in lease type from a time charter under which it operated during the year ended December 31, 2001, to a voyage charter under which it operated during the year ended December 31, 2002. Under a voyage charter, the marine vessel earns a higher lease rate but is responsible for additional operating costs. The increase in lease revenues was offset by a $1.4 million increase in operating expenses resulting from higher costs for fuel of $0.7 million, higher port charges of $0.5 million and higher operating expenses of $0.2 million.

Trailers: Trailer lease revenues and direct expenses were $1.2 million and $0.6 million, respectively, for the year ended December 31, 2002, compared to $1.1 million and $0.5 million, respectively, during the same period of 2001. Lease revenue increased $0.1 million in the year ended December 31, 2002 compared to 2001 due to lease revenues in 2001 being higher than previously reported on the Fund's trailer fleet. Direct expenses increased $0.1 million in the year ended December 31, 2002 compared to 2001 due to higher repair costs.

(b)     Interest  and  Other  Income

Interest and other income decreased $0.4 million due to a decrease in the interest rate earned on cash balances in the year ended December 31, 2002 compared to the same period in 2001.

(c)      Indirect  Expenses  Related  to  Owned  Equipment  Operations

Total indirect expenses of $13.4 million for the year ended December 31, 2002 decreased from $14.7 million for the same period in 2001. Significant variances are explained as follows:

     (i) A $2.9 million decrease in depreciation expense from 2001 levels reflects the decrease of $1.5 million resulting from certain assets becoming fully depreciated during 2001 and a decrease of $1.4 million caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned;

     (ii) A $0.4 million decrease in management fees was the result of a decrease of $0.3 million due to lower lease revenues earned in the year ended December 31, 2002 compared to 2001 and a decrease of $0.1 million due to a higher provision for bad debts during the year ended December 31, 2002 compared to 2001;

     (iii) A $0.2 million decrease in interest expense was due to lower average borrowings outstanding during the year ended December 31, 2002 compared to 2001;

     (iv) A $0.3 million increase in administrative expenses was due to higher professional services;

     (v) A $1.2 million increase in the provision for bad debts was based on the Manager's evaluation of the collectability of receivables compared to 2001. The provision for bad debt expense recorded in the year ended December 31, 2002 was primarily related to one aircraft lessee; and

     (vi) Impairment loss increased $0.7 million during 2002 and resulted from the Fund reducing the carrying value of 80 tank railcars to their estimated fair value. No impairment of equipment was required during 2001.

Net gain on disposition of owned equipment for the year ended December 31, 2002 totaled $0.2 million which resulted from the sale or disposition of marine containers, railcars, and trailers with a net book value of $0.2 million for proceeds of $0.4 million. The gain on disposition of equipment for 2001 totaled $7.8 million which resulted from the sale or disposition of an aircraft, a marine vessel, marine containers, trailers, and railcars with an aggregate net book value of $3.2 million, for proceeds of $10.2 million. Included in the 2001 net gain on disposition of assets is the unused portion of aircraft engine reserves of $0.8 million.

(e)     Equity  in Net Income of Unconsolidated Special-Purpose Entities (USPEs)

Equity in net income of USPEs represents the Fund's share of the net income generated from the operation of jointly owned assets accounted for under the equity method of accounting. These entities are single purpose and have no debt or other financial encumbrances. The following table presents equity in net income by equipment type (in thousands of dollars):


                                          For the Years
                                        Ended December 31,
                                        2002          2001
                                       --------------------
Aircraft . . . . . . . . . . . . . .  $      460  $     370
Marine vessel. . . . . . . . . . . .           3        231
                                      ----------  ---------
       Equity in net income of USPEs  $      463  $     601
                                      ==========  =========


The following USPE discussion by equipment type is based on the Fund's proportional share of revenues, other income, gain on equipment dispositions, depreciation expense, direct expenses, and administrative expenses in the USPEs:

Aircraft: As of December 31, 2002 and 2001, the Fund owned interests in two trusts that each owns a commercial aircraft. During the year ended December 31, 2002, lease revenues of $1.3 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.8 million. During the same period of 2001, lease revenues of $1.5 million and other income of $0.8 million were offset by depreciation expense, direct expenses, and administrative expenses of $1.9 million.

Lease revenues decreased $0.2 million due to the leases for two commercial aircraft in the trusts being renegotiated at a lower rate. Other income decreased $0.8 million due to the recognition of an engine reserve liability as income upon termination of the previous lease agreement during 2001. A similar event did not occur during 2002.

The decrease in expenses of $1.1 million was due to lower depreciation expense of $0.8 million resulting from one commercial aircraft in a trust becoming fully depreciated during 2001, and a $0.2 million decrease on another commercial aircraft resulting from the double declining-balance method of depreciation which results in greater depreciation in the first years an asset is owned.

Marine vessel: As of December 31, 2002 and 2001, the Fund no longer owned an interest in an entity that owned a marine vessel. During the year ended December 31, 2001, lease revenues of $0.4 million and the gain of $0.3 million from the sale of a marine vessel entity in which the Fund owned an interest were offset by depreciation expense, direct expenses, and administrative expenses of $0.4 million.

(f)     Net  Income  (Loss)

As a result of the foregoing, the Fund had a net loss of $0.8 million for the year ended December 31, 2002, compared to net income of $8.6 million during the same period of 2001. The Fund's ability to acquire, operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Fund's performance in the year ended December 31, 2002 is not necessarily indicative of future periods. In the year ended December 31, 2002, the Fund distributed $5.0 million to Class A members, or $1.01 per weighted-average Class A unit.

(2) Comparison of the Fund's Operating Results for the Years Ended December 31, 2001 and 2000

(a)     Owned  Equipment  Operations

Lease revenues less direct expenses (defined as repair and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment decreased during the year ended December 31, 2001, when compared to 2000. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):


                        For the Years
                      Ended December 31,
                     2001           2000
                     -------------------
Marine containers  $    5,124  $   4,095
Aircraft. . . . .       3,946      4,022
Railcars. . . . .       2,686      3,043
Marine vessels. .       1,835      3,914
Trailers. . . . .         614      2,587


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

     (iii) A $0.2 million decrease in interest and amortization expense was due to lower average borrowings outstanding during 2001 compared to 2000; and

     (iv) A $1.0 million increase in the provision for bad debts was due to the Manager's evaluation of the collectability of receivables due from certain lessees.

(d)     Gain  on  Disposition  of  Owned  Equipment

The gain on disposition of equipment for 2001 totaled $7.8 million which resulted from the sale or disposition of an aircraft, a marine vessel, marine containers, trailers, and railcars with an aggregate net book value of $3.2 million, for proceeds of $10.2 million. Included in the 2001 gain on disposition of assets is the unused portion of aircraft engine reserves of $0.8 million. The gain on disposition of equipment for the year ended December 31, 2000 totaled $4.0 million which resulted from the sale of marine vessels, trailers, and railcars with an aggregate net book value of $13.3 million, for proceeds of $16.7 million. Included in the 2000 net gain on disposition of assets is the unused portion of marine vessel dry-docking reserves of $0.5 million.

(e)     Equity  in  Net Income (Loss) of Unconsolidated Special-Purpose Entities

Equity in net income (loss) of USPEs represents the Fund's share of the net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method of accounting. These entities are single purpose and have no debt or financial encumbrances. The following table presents equity in net income (loss) by equipment type (in thousands of dollars):


                                                  For the Years
                                                Ended December 31,
                                               2001           2000
                                              ---------------------
Aircraft. . . . . . . . . . . . . . . . . .  $      370  $     (95)
Marine vessel . . . . . . . . . . . . . . .         231       (255)
Mobile offshore drilling unit . . . . . . .          --        174
                                             ----------  ----------
       Equity in Net Income (Loss) of USPEs  $      601  $    (176)
                                             ==========  ==========


The following USPE discussion by equipment type is based on the Fund's proportional share of revenues, other income, gain on equipment dispositions, depreciation expense, direct expenses, and administrative expenses in the USPEs:

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

Lease revenues decreased $0.6 million due to the reduction in the lease rate of both MD-82s in the trusts as part of a new lease agreement for these commercial aircraft. Other income increased $0.8 million during 2001 due to the recognition of an engine reserve liability as income upon termination of the previous lease agreement. A similar event did not occur during 2000.

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

(G)     Geographic  Information

Certain of the Fund's equipment operates in international markets. Although these operations expose the Fund to certain currency, political, credit and economic risks, the Manager believes these risks are minimal or has implemented strategies to control the risks. Currency risks are at a minimum because all invoicing, with the exception of a small number of railcars operating in Canada, is conducted in United States (US) dollars. Political risks are minimized by avoiding countries that do not have a stable judicial system and established commercial business laws. Credit support strategies for lessees range from letters of credit supported by US banks to cash deposits. Although these credit support mechanisms generally allow the Fund to maintain its lease yield, there are risks associated with slow-to-respond judicial systems when legal remedies are required to secure payment or repossess equipment. Economic risks are inherent in all international markets and the Manager strives to minimize this risk with market analysis prior to committing equipment to a particular geographic area. Refer to Note 7 to the financial statements for information on the lease revenues, net income (loss), and net book value of equipment in various geographic regions.

Revenues and net operating income by geographic region are impacted by the time period the assets are owned and the useful life ascribed to the assets for depreciation purposes. Net income (loss) from equipment is significantly impacted by depreciation charges, which are greatest in the early years due to the use of the double-declining balance method of depreciation. The relationships of geographic revenues, net income, and net book value of equipment are expected to change significantly in the future, as assets come off lease and decisions are made to either redeploy the assets in the most advantageous geographic location or sell the assets.

The Fund's owned and partially owned equipment on lease to US-domiciled lessees consists of trailers, railcars, and interests in entities that own aircraft. During 2002, US lease revenues accounted for 23% of the total lease revenues from wholly and jointly owned equipment. This region reported a net income of $0.3 million.

The Fund's owned equipment on lease to South American-domiciled lessees consists of three aircraft. During 2002, South American lease revenues accounted for 14% of the total lease revenues from wholly and jointly owned equipment, while this region reported a net income of $0.4 million.

The Fund's equipment on lease to Canadian-domiciled lessees consists of railcars. Lease revenues in Canada accounted for 6% of total lease revenues from wholly and jointly-owned equipment, while this region reported a net income of $0.2 million.

The Fund's owned equipment and investments in equipment owned by USPEs on lease to lessees in the rest of the world consists of marine vessels and marine containers. During 2002, lease revenues for these operations accounted for 58% of the total lease revenues of wholly and jointly owned equipment. This region reported a net income of $0.5 million.

(H)     Inflation

Inflation had no significant impact on the Fund's operations during 2002, 2001, or 2000.

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

In 2002, the Manager committed the Fund to purchase railcars totaling $19.8 million. These purchases are expected to be completed in 2003.

Factors  that  may  affect  the  Fund's contribution in 2003 and beyond include:

(i) The cost of new marine containers has been at historic lows for the past several years, which has caused downward pressure on per diem lease rates for this type of equipment. Starting in 2003 and continuing through 2005, a significant number of the Fund's marine containers currently on a fixed rate lease will be switching to a lease based on utilization. The Manager anticipates that this will result in a significant decrease in lease revenues;

(ii) Railcar freight loadings in the United States and Canada decreased 1% and 3%, respectively, through most of 2002. There has been, however, a recent increase for some of the commodities that drive demand for those types of railcars owned by the Fund. It will be some time, however, before this translates into new leasing demand by shippers since most shippers have idle railcars in their fleets;

(iii) Marine vessel freight rates are dependent upon the overall condition of the international economy. Freight rates earned by the Fund's marine vessel began to decrease during the latter half of 2001 and continued through 2002. In the fourth quarter of 2002 and into 2003, freight rates for the Fund's marine vessels, which primarily carry petroleum products, started to increase due to an increase in oil prices caused by political instability in the Middle East;

(iv) Utilization of intermodal trailers owned by the Fund decreased 12% in 2002 compared to 2001. This decline was similar to the decline in industry-wide utilization. As the Fund's trailers are smaller than many shippers prefer, the Manager expects declines in utilization over the next few years. Additionally, one of the major shippers that leased the Fund's trailers has entered bankruptcy. While the Fund did not have any outstanding receivables from the company, its bankruptcy may cause a further decline in performance of the trailer fleet in the future; and

(v) The airline industry began to see lower passenger travel during 2001. The events of September 11, 2001, along with a recession in the United States have continued to adversely affect the market demand for both new and used commercial aircraft and to significantly weaken the financial position of most major domestic airlines. As a result of this, upon lease expiration of the Fund's owned aircraft, the Fund re-leased this aircraft at a lower rate that will result in a decrease in revenues during 2003. The Manager believes that there is a significant oversupply of commercial aircraft available and that this oversupply will continue for some time.

These events have had a negative impact on the fair value of the Fund's owned and partially owned aircraft. Although no impairments were required during 2002 to these aircraft, the Manager does not expect these aircraft to return to their September 11, 2001 values.

During 2001, the lessee of three Stage II Boeing 737-200 commercial aircraft notified the Manager of its intention to return this aircraft and stopped making lease payments. The lessee is located in Brazil, a country experiencing severe economic difficultly. The Fund has a security deposit from this lessee that could be used to pay a portion of the amount due. During October 2001, the Manager sent a notification of default to the lessee. The lease, which expired in October 2002, had certain return condition requirements for the aircraft. The Manager recorded an allowance for bad debts for the amount due less the security deposit.

During October 2002, the Manager reached an agreement with the lessee of this aircraft for the past due lease payments and agreed to re-lease two of these aircraft to this lessee until March 2003 at a lower lease rate. In order to give the lessee an incentive to make timely payments in accordance with the agreement, the Manager gave the lessee a discount on the total amount due. If the lessee fails to comply with the payment schedule in the agreement, the discount provision will be waived and the full amount again becomes payable. The lessee made an initial payment during October 2002, to be followed by 23 equal monthly installments beginning in November 2002. Unpaid outstanding amounts will accrue interest at a rate of 5%. The balance outstanding at December 31, 2002 was $3.6 million. Due to the uncertainty of ultimate collection, the Manager will continue to fully reserve the unpaid outstanding balance less the security deposit from this lessee. As of December 31, 2002, the lessee was current with all payments due under the note. As of March 26, 2003, the installment payment due from the lessee to the Fund during March was not received. The Manager has not yet placed the lessee into default, however, is currently reviewing the options available under the agreement.

The remaining aircraft that was leased to this lessee is currently off-lease. The Manager expects that when the two aircraft on lease expires in March 2003 and due to the age of these aircraft and the current economic conditions, these aircraft may be off-lease for a significant period of time.

(vi) The Manager has seen an increase in its insurance premiums on its equipment portfolio and is finding it more difficult to find an insurance carrier with which to place the coverage. Premiums for aircraft insurance have increased over 50% and for other types of equipment the increases have been over 25%. The increase in insurance premiums caused by the increased rate will be partially mitigated by the reduction in the value of the Fund's equipment portfolio caused by the events of September 11, 2001 and other economic factors. The Manager has also experienced an increase in the deductible required to obtain coverage. This may have a negative impact on the Fund in the event of an insurance claim.

Several other factors may affect the Fund's operating performance in 2003 and beyond, including changes in the markets for the Fund's equipment and changes in the regulatory environment in which that equipment operates.

(1)     Repricing  and  Reinvestment  Risk

Certain of the Fund's aircraft, marine vessel, railcars, marine containers, and trailers will be remarketed in 2003 as existing leases expire, exposing the Fund to repricing risk/opportunity. Additionally, the Manager may elect to sell certain under-performing equipment or equipment whose continued operation may become prohibitively expensive. In either case, the Manager intends to re-lease or sell equipment at prevailing market rates; however, the Manager cannot predict these future rates with any certainty at this time, and cannot accurately assess the effect of such activity on future Fund performance.

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

Under US Federal Aviation Regulations, after December 31, 1999, no person may operate an aircraft to or from any airport in the contiguous United States unless that aircraft has been shown to comply with Stage III noise levels. The Fund has three Stage II aircraft that do not meet Stage III requirements. Two Stage II aircraft are leased in a country that does not have these noise restrictions. The Fund's remaining Stage II aircraft is currently off-lease and stored in a country that does not require this regulation

Furthermore, the Federal Railroad Administration has mandated that effective July 1, 2000, all tank railcars must be re-qualified every ten years from the last test date stenciled on each railcar to insure tank shell integrity. Tank shell thickness, weld seams, and weld attachments must be inspected and repaired if necessary to re-qualify a tank railcar for service. The average cost of this inspection is $1,800 for non-jacketed tank railcars and $3,600 for jacketed tank railcars, not including any necessary repairs. This inspection is to be performed at the next scheduled tank test and every ten years thereafter. The Fund currently owns 267 jacketed tank railcars. As of December 31, 2002, 28 jacketed tank railcars will need to be re-qualified during 2003 or 2004.

During the fourth quarter of 2002, the Fund reduced the net book value of 80 owned tank railcars in its railcar fleet to their fair value of $2,000 per railcar, and recorded a $0.7 million impairment loss. The impairment was caused by a general recall due to a manufacturing defect allowing extensive corrosion of the railcars' internal lining. Repair of the railcars were determined to be cost prohibitive. The fair value of railcars with this defect was determined by using industry expertise. These railcars were off lease.

Ongoing changes in the regulatory environment, both in the US and internationally, cannot be predicted with accuracy, and preclude the Manager from determining the impact of such changes on Fund operations, purchases, or sale of equipment.

(K)     Distribution  Levels  and  Additional  Capital  Resources

The Fund's initial contributed capital was composed of the proceeds from its initial offering of $100.0 million, supplemented by permanent debt in the amount of $25.0 million. The Manager has not planned any expenditures, nor is it aware of any contingencies that would cause it to require any additional capital to that mentioned above. The Fund intends to rely on operating cash flow to meet its operating obligations, make cash distributions to members, make debt payments, and increase the Fund's equipment portfolio with any remaining surplus cash available.

The Manager will evaluate the level of distributions the Fund can sustain over extended periods of time and, together with other considerations, may adjust the level of distributions accordingly. In the long term, the difficulty in predicting market conditions precludes the Manager from accurately determining the impact of changing market conditions on liquidity or distribution levels.

The Manager has announced that the Fund will not make a monthly or quarterly cash distribution to its members related to the first quarter 2003 operations.

The Fund's permanent debt obligation began to mature in December 2000. The Fund has scheduled debt payments of $3.0 million on December 31, 2003 and 2004 and $5.0 million on December 31, 2005 and 2006. The Manager believes that sufficient cash flow will be available in the future for repayment of debt.

ITEM  7A.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

The Fund's primary market risk exposure is that of currency risk. During 2002, 77% of the Fund's total lease revenues from wholly-and jointly-owned equipment came from non-United States domiciled lessees. Most of the leases require payment in US currency. If these lessees' currency devalues against the US dollar, the lessees could potentially encounter difficulty in making the US dollar denominated lease payment.

ITEM  8.     FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA
             -----------------------------------------------

The financial statements for the Fund are listed on the Index to Financial Statements included in Item 15(a) of this Annual Report on Form 10-K.

ITEM  9.     CHANGES  IN  AND  DISAGREEMENTS  WITH ACCOUNTANTS ON ACCOUNTING AND
             -------------------------------------------------------------------
FINANCIAL  DISCLOSURE
    -----------------

(A)     Disagreements  with  Accountants on Accounting and Financial Disclosures

None

(B)     Changes  in  Accountants

In September 2001, the Manager announced that the Fund had engaged Deloitte & Touche LLP as the Fund's auditors and had dismissed KPMG LLP. KPMG LLP issued an unqualified opinion on the 2000 financial statements. During 2000 and the subsequent interim period preceding such dismissal, there were no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                                    PART III

ITEM  10.     DIRECTORS  AND  EXECUTIVE OFFICERS OF PLM FINANCIAL SERVICES, INC.
              ------------------------------------------------------------------

As of the date of this annual report, the directors and executive officers of PLM Financial Services, Inc. (and key executive officers of its subsidiaries) are as follows:


Name               Age   Position
-------------------------------------------------------------------------------

Gary D. Engle  .    53   Director, PLM Financial Services, Inc., PLM Investment
                         Management, Inc., and PLM Transportation Equipment Corp.

James A. Coyne      42   Director, Secretary and President, PLM Financial
                         Services, Inc. and PLM Investment Management, Inc.,
                         Director and Secretary, PLM Transportation Equipment
                         Corp.

Richard K Brock     40   Director and Chief Financial Officer, PLM Financial
                         Services, Inc., PLM Investment Management, Inc. and
                         PLM Transportation Equipment Corp.


Gary D. Engle was appointed a Director of PLM Financial Services, Inc. in January 2002. He was appointed a director of PLM International, Inc. in February 2001. He is a director and President of MILPI Holdings, LLC (MILPI). Since November 1997, Mr. Engle has been Chairman and Chief Executive Officer of Semele Group Inc. ("Semele"), a publicly traded company. Mr. Engle is President and Chief Executive Officer of Equis Financial Group ("EFG"), which he joined in 1990 as Executive Vice President. Mr. Engle purchased a controlling interest in EFG in December 1994. He is also President of AFG Realty, Inc.

James A. Coyne was appointed President of PLM Financial Services, Inc. in August 2002. He was appointed a Director and Secretary of PLM Financial Services, Inc. in April 2001. He was appointed a director of PLM International, Inc. in
February 2001. He is a director, Vice President and Secretary of MILPI. Mr. Coyne has been a director, President and Chief Operating Officer of Semele since 1997. Mr. Coyne is Executive Vice President of Equis Corporation, the general partner of EFG. Mr. Coyne joined EFG in 1989, remained until 1993, and rejoined in November 1994.

Richard K Brock was appointed a Director and Chief Financial Officer of PLM Financial Services, Inc. in August 2002. From June 2001 through August 2002, Mr. Brock was a consultant to various leasing companies including PLM Financial Services, Inc. From October 2000 through June 2001, Mr. Brock was a Director of PLM Financial Services, Inc. Mr. Brock was appointed Vice President and Chief Financial Officer of PLM International, Inc. and PLM Financial Services, Inc. in January 2000, having served as Acting Chief Financial Officer since June 1999 and as Vice President and Corporate Controller of PLM International, Inc. and PLM Financial Services, Inc. since June 1997. Prior to June 1997, Mr. Brock served as an accounting manager at PLM Financial Services, Inc. beginning in September 1991 and as Director of Planning and General Accounting beginning in February 1994.

The directors of PLM Financial Services, Inc. are elected for a one-year term or until their successors are elected and qualified. No family relationships exist between any director or executive officer of PLM Financial Services, Inc., PLM Transportation Equipment Corp., or PLM Investment Management, Inc.

ITEM  11.     EXECUTIVE  COMPENSATION
              -----------------------

The Fund has no directors, officers, or employees. The Fund has no pension, profit sharing, retirement, or similar benefit plan in effect as of December 31, 2002.

ITEM  12.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT
              ------------------------------------------------------------------

     (A)     Security  Ownership  of  Certain  Beneficial  Owners

The Manager is generally entitled to a 1% interest in profits and losses and a 15% interest in the Fund's cash distributions, subject to certain allocation of income provisions. After the investors receive cash equal to their original capital contribution, the Manager's interest in the distributions of the Fund will increase to 25%. As of December 31, 2002, no investor was known by the Manager to beneficially own more than 5% of the units of the Fund.

     (B)     Security  Ownership  of  Management

Neither the Manager and its affiliates nor any executive officer or director of the Manager and its affiliates owned any units of the Fund as of December 31, 2002.

ITEM  13.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
              --------------------------------------------------

          Transactions  with  Management  and  Others

During 2002, the Fund paid or accrued the following fees to FSI or its affiliates: management fees - $0.9 million; and administrative and data processing services performed on behalf of the Fund - $0.3 million.

During 2002, the USPEs paid or accrued the following fees to FSI or its affiliates (based on the Fund's proportional share of ownership): management fees - $0.1 million; and administrative and data processing services - $12,000.

The balance due to affiliates as of December 31, 2002, included $0.2 million due to FSI and its affiliates for management fees.

ITEM  14.     CONTROLS  AND  PROCEDURES
              -------------------------

Based on their evaluation as of a date within 90 days of the filing of this Form 10-K, the Fund's principal Executive Officer and Chief Financial Officer have concluded that the Fund's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Fund files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in the Fund's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

                                     PART IV

ITEM  15.     EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES AND REPORTS ON FORM 8-K
              ------------------------------------------------------------------

     (A)     1.     Financial  Statements

The  financial  statements  listed  in  the  accompanying  Index  to  Financial
Statements  are  filed  as  part  of  this  Annual  Report  on  Form  10-K.

          2.     Financial  Statements  required  under Regulation S-X Rule 3-09

MD-82  Trust  S/N  49183.

     (B)     Financial  Statement  Schedule

          Schedule  II  Valuation  and  Qualifying  Accounts

All other financial statement schedules have been omitted, as the required information is not pertinent to the Registrant or is not material, or because the information required is included in the financial statements and notes thereto.

     (C)     Reports  on  Form  8-K

On December 20, 2002, the Fund filed Form 8-K to disclose that the Manager of the Fund entered into binding commitments totaling approximately $19.8 million to purchase pressure tank and sulfur railroad cars at fair value from Acquisub LLC, a related party to the Manager of the Fund.

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

10.3 Warehousing Credit Agreement, dated as of April 13, 2001, incorporated by reference to the Fund's Form 10-Q dated March 31, 2001 filed with the Securities and Exchange Commission on May 9, 2001.

10.4 First Amendment to Warehousing Credit Agreement, dated as of December 21, 2001, incorporated by reference to the Fund's 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2002.

10.5 Second amendment to the Warehouse Credit Agreement, dated April 12, 2002, incorporated by reference to the Fund's Form 10-Q dated March 31, 2002 filed with the Securities and Exchange Commission on May 14, 2002.

10.6 Third amendment to the Warehouse Credit Agreement, dated July 11, 2002, incorporated by reference to the Fund's Form 10-Q dated June 30, 2002 filed with the Securities and Exchange Commission on August 14, 2002.

10.7 October 2002 purchase agreement between PLM Transportation Equipment Corp., Inc. and Trinity Tank Car, Inc. incorporated by reference to the Fund's Form 10-Q dated September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002.

10.8 Settlement Agreement between PLM Worldwide Leasing Corp. and Varig S.A. dated October 11, 2002, incorporated by reference to the Fund's Form 10-Q dated September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002.

10.9 Escrow agreement dated December 19, 2002 between the Fund and Trenam Kemker for $3.6 million, incorporated by reference to the Fund's Form 8-K filed with the Securities and Exchange Commission on December 20, 2002.

10.10 Escrow agreement dated December 19, 2002 between the Fund and Trenam Kemker for $5.0 million, incorporated by reference to the Fund's Form 8-K filed with the Securities and Exchange Commission on December 20, 2002.

10.11 Escrow agreement dated December 19, 2002 between the Fund and Trenam Kemker for $4.3 million, incorporated by reference to the Fund's Form 8-K filed with the Securities and Exchange Commission on December 20, 2002.

10.12 Escrow agreement dated December 19, 2002 between the Fund and Trenam Kemker for $6.3 million, incorporated by reference to the Fund's Form 8-K filed with the Securities and Exchange Commission on December 20, 2002.

10.13 Escrow agreement dated December 19, 2002 between the Fund and Trenam Kemker for $0.5 million, incorporated by reference to the Fund's Form 8-K filed with the Securities and Exchange Commission on December 20, 2002.

Financial  Statements  required  under  Regulation  S-X  Rule  3-09:

99.1     MD-82  Trust  S/N  49183.

CONTROL  CERTIFICATION
----------------------



I,  James  A.  Coyne,  certify  that:

1. I have reviewed this annual report on Form 10-K of Professional Lease Management Income Fund I, L.L.C.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this annual report is prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and board of Managers:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:  March  --,  2003     By:     /s/  James  A.  Coyne
                                    ---------------------
                                    James  A.  Coyne
                                    President
                                   (Principal  Executive  Officer)

CONTROL  CERTIFICATION
----------------------



I,  Richard  K  Brock,  certify  that:

1. I have reviewed this annual report on Form 10-K of Professional Lease Management Income Fund I, L.L.C.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this annual report is prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and board of Managers:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:  March  --,  2003     By:     /s/  Richard  K  Brock
                                    ----------------------
                                    Richard  K  Brock
                                    Chief  Financial  Officer
                                   (Principal  Financial  Officer)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Fund has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Fund has no directors or officers. The Manager has signed on behalf of the Fund by duly authorized officers.


     PROFESSIONAL  LEASE  MANAGEMENT  INCOME
Date:  March  --,  2003     FUND  I,  L.L.C.

     By:     PLM  Financial  Services,  Inc.
             Manager



     By:     /s/  James  A.  Coyne
             ---------------------
             James  A.  Coyne
             President



     By:     /s/  Richard  K  Brock
             ----------------------
             Richard  K  Brock
             Chief  Financial  Officer

CERTIFICATION

The undersigned hereby certifies, in their capacity as an officer of the Manager of Professional Lease Management Income Fund I, L.L.C. (the Fund), that the Annual Report of the Fund on Form 10-K for the year ended December 31, 2002, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Fund at the end of such period and the results of operations of the Fund for such period.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following directors of the Fund's Manager on the dates indicated.


Name                         Capacity     Date
----                         --------     ----




/s/  Gary  D.  Engle
--------------------
Gary  D.  Engle     Director  -  FSI     March  --,  2003




/s/  James  A.  Coyne
---------------------
James  A.  Coyne     Director  -  FSI     March  --,  2003




/s/  Richard  K  Brock
----------------------
Richard  K  Brock     Director  -  FSI     March  --,  2003

                   PROFESSIONAL LEASE MANAGEMENT INCOME FUND I
                          (A LIMITED LIABILITY COMPANY)
                          INDEX TO FINANCIAL STATEMENTS

                                  (Item 15(a))


                                                                     Page
                                                                     ----

Independent  auditors'  reports                                     32-33

Balance  sheets  as  of  December  31,  2002  and  2001                34

Statements  of  operations  for  the  years  ended
     December  31,  2002,  2001,  and  2000                            35

Statement  of  changes  in  members'  equity  for  the  years  ended
     December  31,  2002,  2001,  and  2000                            36

Statements  of  cash  flows  for  the  years  ended
     December  31,  2002,  2001,  and  2000                            37

Notes  to  financial  statements                                    38-51

Independent  auditors'  report  on  financial  statement  schedule     52

Schedule  II  valuation  and  qualifying  accounts                     53

INDEPENDENT  AUDITORS'  REPORT



The  Members
Professional  Lease  Management  Income  Fund  I,  L.L.C.:


We have audited the accompanying balance sheets of Professional Lease Management Income Fund I, L.L.C. (the "Fund"), as of December 31, 2002 and 2001, and the related statements of operations, changes in members' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


/s/  Deloitte  &  Touche  LLP
Certified  Public  Accountants

Tampa,  Florida
March  7,  2003

INDEPENDENT  AUDITORS'  REPORT


The  Members
Professional  Lease  Management  Income  Fund  I,  L.L.C.:


We have audited the accompanying statements of operations, changes in members' equity and cash flows of Professional Lease Management Income Fund I, L.L.C., a Delaware Limited Liability Company (the Fund), for the year ended December 31, 2000. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Professional Lease Management Income Fund I, L.L.C. for the year ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.


/s/  KPMG  LLP

SAN  FRANCISCO,  CALIFORNIA
March  12,  2001

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A DELAWARE LIMITED LIABILITY COMPANY)
                                 BALANCE SHEETS
                                  DECEMBER 31,
                 (in thousands of dollars, except unit amounts)



                                                                          2002       2001
                                                                        ---------  ---------
ASSETS
Equipment held for operating leases. . . . . . . . . . . . . . . . . .  $ 89,472   $ 89,833
Less accumulated depreciation. . . . . . . . . . . . . . . . . . . . .   (55,619)   (48,425)
                                                                        ---------  ---------
  Net equipment. . . . . . . . . . . . . . . . . . . . . . . . . . . .    33,853     41,408


Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . .       560     21,837
Restricted cash. . . . . . . . . . . . . . . . . . . . . . . . . . . .       568        553
Cash held in escrow accounts . . . . . . . . . . . . . . . . . . . . .    19,792         --
Accounts and note receivable, less of allowance for doubtful accounts
  of $3,532 in 2002 and $1,048 in 2001 . . . . . . . . . . . . . . . .     2,342      2,513
Investments in unconsolidated special-purpose entities . . . . . . . .     2,044      2,754
Debt placement fees, less accumulated amortization
    of $105 in 2002 and $87 in 2001. . . . . . . . . . . . . . . . . .        71         89
Prepaid expenses and other assets. . . . . . . . . . . . . . . . . . .       443        102
                                                                        ---------  ---------
         Total assets. . . . . . . . . . . . . . . . . . . . . . . . .  $ 59,673   $ 69,256
                                                                        =========  =========

LIABILITIES AND MEMBER'S EQUITY

Liabilities
Accounts payable and accrued expenses. . . . . . . . . . . . . . . . .  $    622   $    625
Due to affiliates. . . . . . . . . . . . . . . . . . . . . . . . . . .       191        264
Lessee deposits and reserves for repairs . . . . . . . . . . . . . . .     3,917      3,739
Note payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    16,000     19,000
                                                                        ---------  ---------
  Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .    20,730     23,628
                                                                        ---------  ---------

Commitments and contingencies

Members' equity
Class A members (4,971,311 units at December 31, 2002 and 2001). . . .    38,943     45,628
Class B member . . . . . . . . . . . . . . . . . . . . . . . . . . . .        --         --
                                                                        ---------  ---------
    Total members' equity. . . . . . . . . . . . . . . . . . . . . . .    38,943     45,628
                                                                        ---------  ---------
     Total liabilities and members' equity . . . . . . . . . . . . . .  $ 59,673   $ 69,256
                                                                        =========  =========

















                 See accompanying notes to financial statements.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A DELAWARE LIMITED LIABILITY COMPANY)
                            STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,
         (in thousands of dollars, except weighted-average unit amounts)


                                                      2002     2001      2000
                                                    --------  -------  --------
REVENUES
Lease revenue. . . . . . . . . . . . . . . . . . .  $18,136   $19,198  $22,949
Interest and other income. . . . . . . . . . . . .      451       808    1,083
Gain on disposition of equipment . . . . . . . . .      171     7,812    3,956
Loss on disposition of equipment . . . . . . . . .      (12)       --       --
                                                    --------  -------  --------
  Total revenues . . . . . . . . . . . . . . . . .   18,746    27,818   27,988
                                                    --------  -------  --------

EXPENSES

Depreciation . . . . . . . . . . . . . . . . . . .    6,646     9,536   12,815
Repairs and maintenance. . . . . . . . . . . . . .    1,856     1,779    2,517
Equipment operating expenses . . . . . . . . . . .    4,338     2,855    2,515
Insurance expense. . . . . . . . . . . . . . . . .      401       468      294
Management fees to affiliate . . . . . . . . . . .      851     1,277    1,232
Interest expense . . . . . . . . . . . . . . . . .    1,413     1,631    1,851
General and administrative expenses to affiliates.      256       546      853
Other general and administrative expenses. . . . .    1,328       741      919
Impairment loss on equipment . . . . . . . . . . .      719        --       --
Provision for (recovery of) bad debt expense . . .    2,181     1,001       (5)
                                                    --------  -------  --------
  Total expenses . . . . . . . . . . . . . . . . .   19,989    19,834   22,991
                                                    --------  -------  --------

Equity in net income (loss) of unconsolidated
  special-purpose entities . . . . . . . . . . . .      463       601     (176)
                                                    --------  -------  --------
Net income (loss). . . . . . . . . . . . . . . . .  $  (780)  $ 8,585  $ 4,821
                                                    ========  =======  ========

MEMBERS' SHARE OF NET INCOME (LOSS)

Class A members. . . . . . . . . . . . . . . . . .  $(1,657)  $ 7,488  $ 3,066
Class B member . . . . . . . . . . . . . . . . . .      877     1,097    1,755
                                                    --------  -------  --------
Total. . . . . . . . . . . . . . . . . . . . . . .  $  (780)  $ 8,585  $ 4,821
                                                    ========  =======  ========

Net income (loss) per weighted-average
  Class A unit . . . . . . . . . . . . . . . . . .  $ (0.33)  $  1.51  $  0.62
                                                    ========  =======  ========













                 See accompanying notes to financial statements.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A DELAWARE LIMITED LIABILITY COMPANY)
                     STATEMENT OF CHANGES IN MEMBERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
                            (in thousands of dollars)





                                             Class A    Class B     Total
                                            -------------------------------
  Members' equity as of December 31, 1999.  $ 50,598   $     --   $ 50,598

Net income . . . . . . . . . . . . . . . .     3,066      1,755      4,821

Purchase of Class A units. . . . . . . . .       (48)        --        (48)

Cash distributions . . . . . . . . . . . .    (9,946)    (1,755)   (11,701)
                                            ---------  ---------  ---------

Members' equity as of December 31, 2000. .    43,670         --     43,670

Net income . . . . . . . . . . . . . . . .     7,488      1,097      8,585

Cash distributions . . . . . . . . . . . .    (5,530)    (1,097)    (6,627)
                                            ---------  ---------  ---------

Members' equity as of December 31, 2001. .    45,628         --     45,628

Net income (loss). . . . . . . . . . . . .    (1,657)       877       (780)

Cash distributions . . . . . . . . . . . .    (5,028)      (877)    (5,905)
                                            ---------  ---------  ---------

  Members' equity as of December 31, 2002.  $ 38,943   $     --   $ 38,943
                                            =========  =========  =========



























                 See accompanying notes to financial statements.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                     (A DELAWARE LIMITED LIABILITY COMPANY)
                            STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,
                            (in thousands of dollars)

OPERATING ACTIVITIES. . . . . . . . . . . . . . . . . . . . .      2002      2001       2000
                                                               ---------  --------  ---------
Net income (loss) . . . . . . . . . . . . . . . . . . . . . .  $   (780)  $ 8,585   $  4,821
Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
  Depreciation. . . . . . . . . . . . . . . . . . . . . . . .     6,646     9,536     12,815
  Amortization of debt placement fees . . . . . . . . . . . .        18        18         18
  Provision for (recovery of) bad debt expense. . . . . . . .     2,181     1,001         (5)
  Impairment loss on equipment. . . . . . . . . . . . . . . .       719        --         --
  Net gain on disposition of equipment. . . . . . . . . . . .      (159)   (7,812)    (3,956)
  Equity in net (income) loss of unconsolidated special
      purpose entities. . . . . . . . . . . . . . . . . . . .      (463)     (601)       176
  Changes in operating assets and liabilities:
    Restricted cash . . . . . . . . . . . . . . . . . . . . .       (30)      335       (360)
    Accounts and note receivable. . . . . . . . . . . . . . .    (2,010)   (1,230)      (273)
    Prepaid expenses and other assets . . . . . . . . . . . .      (341)        8         (2)
    Accounts payable and accrued expenses . . . . . . . . . .        (3)       45        (25)
    Due to affiliates . . . . . . . . . . . . . . . . . . . .       (60)     (666)       261
    Lessee deposits and reserves for repairs. . . . . . . . .       178        25      1,207
                                                               ---------  --------  ---------
          Net cash provided by operating activities . . . . .     5,896     9,244     14,677
                                                               ---------  --------  ---------

INVESTING ACTIVITIES
Payments for capitalized repairs and purchase of equipment. .       (11)   (2,263)   (19,484)
Increase in cash held in escrow accounts. . . . . . . . . . .   (19,792)       --         --
Liquidation distributions from unconsolidated special-
      purpose entities. . . . . . . . . . . . . . . . . . . .        --       931        182
Distributions from unconsolidated special-purpose entities. .     1,160     2,084      2,204
Proceeds from disposition of equipment. . . . . . . . . . . .       360    10,106     16,864
                                                               ---------  --------  ---------
         Net cash (used in) provided by investing activities.   (18,283)   10,858       (234)
                                                               ---------  --------  ---------

FINANCING ACTIVITIES
Payments on note payable. . . . . . . . . . . . . . . . . . .    (3,000)   (3,000)    (3,000)
Decrease (increase) in restricted cash. . . . . . . . . . . .        15       (75)        --
Cash distributions to Class A members . . . . . . . . . . . .    (5,028)   (5,384)    (9,946)
Cash distributions to Class B member. . . . . . . . . . . . .      (877)   (1,097)    (1,755)
Purchase of Class A units . . . . . . . . . . . . . . . . . .        --        --        (48)
                                                               ---------  --------  ---------
      Net cash used in financing activities . . . . . . . . .    (8,890)   (9,556)   (14,749)
                                                               ---------  --------  ---------

Net (decrease) increase in cash and cash equivalents. . . . .   (21,277)   10,546       (306)
Cash and cash equivalents at beginning of year. . . . . . . .    21,837    11,291     11,597
                                                               ---------  --------  ---------
Cash and cash equivalents at end of year. . . . . . . . . . .  $    560   $21,837   $ 11,291
                                                               =========  ========  =========

SUPPLEMENTAL INFORMATION
Interest paid . . . . . . . . . . . . . . . . . . . . . . . .  $  1,391   $ 1,617   $  1,833
                                                               =========  ========  =========









                 See accompanying notes to financial statements.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                        (A DELAWARE LIMITED LIABILITY COMPANY)
                            NOTES TO FINANCIAL STATEMENTS

1.          Basis  of  Presentation
            -----------------------

     Organization
     ------------

     Professional Lease Management Income Fund I, L.L.C., a Delaware Limited Liability Company (the Fund), was formed on August 22, 1994, to engage in the business of owning, leasing, or otherwise investing in predominately used transportation and related equipment. PLM Financial Services, Inc. (FSI) is the Manager of the Fund. FSI is a wholly-owned subsidiary of PLM International, Inc. (PLM International or PLMI).

On May 13, 1996, the Fund ceased its offering for Class A Units. As of December 31, 2002, there were 4,971,311 Units outstanding.

The Fund will terminate on December 31, 2010, unless terminated earlier upon sale of all equipment or by certain other events. The Fund may not reinvest cash flow generated from operations after January 1, 2003 into additional equipment. Excess cash, if any, less reasonable reserves, will be distributed to the Members.

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

     The operating agreement includes a redemption provision. Upon the conclusion of the 30-month period immediately following the termination of the offering, which was in November 1998, the Fund may, at the Manager's sole discretion, redeem up to 2% of the outstanding units each year. The purchase price paid by the Fund for outstanding Class A Units upon redemption will be equal to 105% of the amount Class A Members paid for the Class A Units, less the amount of cash distributions Class A Members have received relating to such Class A Units. The price may not bear any relationship to the fair value of a Class A Unit. During 2000, the Fund purchased 4,010 units for $48,000. No units were purchased during 2002 or 2001. The Manager does not anticipate additional units being purchased under this plan in the future.

Estimates
---------

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

Operations
----------

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

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                        (A DELAWARE LIMITED LIABILITY COMPANY)
                            NOTES TO FINANCIAL STATEMENTS

1.          Basis  of  Presentation  (continued)
            -----------------------

Accounting  for  Leases
-----------------------

The Fund's leasing operations generally consist of operating leases. Under the operating lease method of accounting, the lessor records the leased asset at cost and depreciates the leased asset over its estimated useful life. Rental payments are recorded as revenue over the lease term as earned in accordance with Statement of Financial Accounting Standards (SFAS) No. 13, "Accounting for Leases" (SFAS No. 13). Lease origination costs are capitalized and amortized over the term of the lease.

Depreciation  and  Amortization
-------------------------------

Depreciation of transportation equipment held for operating leases is computed on the double-declining balance method taking a full month's depreciation in the month of acquisition, based upon estimated useful lives of 15 years for railcars, and 12 years for most other types of equipment. Certain aircraft are depreciated under the double-declining balance method over the lease term which approximate their economic life. The depreciation method changes to straight line when the annual depreciation expense using the straight-line method exceeds that calculated by the double-declining balance method. Major expenditures that are expected to extend the useful lives or reduce future operating expenses of equipment are capitalized and amortized over the estimated remaining life of the equipment. Debt placement fees are amortized over the term of the related loan using the straight-line method that approximates the effective interest method and are included in interest expense in the accompanying statements of operations (see Note 8).

Transportation  Equipment
-------------------------

Equipment  held  for  operating  leases  is  stated  at  cost.

In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121), the Manager reviewed the carrying value of the Fund's equipment portfolio at least quarterly and whenever circumstances indicated that the carrying values of an asset may not be recoverable due to expected future market conditions. If the projected undiscounted cash flows and the fair value of the equipment were less than the carrying value of the equipment, an impairment loss was recorded.

In October 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No.
144), which replaced SFAS No. 121. In accordance with SFAS No. 144, the Manager evaluates long-lived assets for impairment whenever events or circumstances indicate that the carrying values of such assets may not be recoverable. Losses for impairment are recognized when the undiscounted cash flows estimated to be realized from a long-lived asset are determined to be less than the carrying value of the asset and the carrying amount of long-lived assets exceed its fair value. The determination of fair value for a given investment requires several considerations, including but not limited to, income expected to be earned from the asset, estimated sales proceeds, and holding costs excluding interest. The Fund applied the new rules on accounting for the impairment or disposal of long-lived assets beginning January 1, 2002.

The estimate of the fair value for the Fund's owned and partially owned equipment is based on the opinion of the Fund's equipment managers using data, reasoning and analysis of prevailing market conditions of similar equipment, data from recent purchases, independent third party valuations and discounted cash flows. The events of September 11, 2001, along with the change in general economic conditions in the United States, have continued to adversely affect the market demand for both new and used commercial aircraft and weakened the financial position of several airlines. Aircraft condition, age, passenger capacity, distance capability, fuel efficiency, and other factors influence market demand and market values for passenger jet aircraft.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                        (A DELAWARE LIMITED LIABILITY COMPANY)
                            NOTES TO FINANCIAL STATEMENTS

1.          Basis  of  Presentation  (continued)
            -----------------------

Transportation  Equipment  (continued)
-------------------------

During the fourth quarter of 2002, the Fund reduced the net book value of 80 owned tank railcars in its railcar fleet to their fair value of $2,000 per railcar, and recorded a $0.7 million impairment loss. The impairment was caused by a general recall due to a manufacturing defect allowing extensive corrosion of the railcars' internal lining. Repair of the railcars were determined to be cost prohibitive. The fair value of railcars with this defect was determined by using industry expertise. These railcars were off lease. There were no reductions to the carrying values of owned equipment in 2001 or 2000 nor partially-owned equipment during 2002, 2001, or 2000.

Investments  in  Unconsolidated  Special-Purpose  Entities
----------------------------------------------------------

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

Repairs  and  Maintenance
-------------------------

Repairs and maintenance costs related to marine vessels, railcars, and trailers are usually the obligation of the Fund and are charged against operations as incurred. Costs associated with marine vessel dry-docking are estimated and accrued ratably over the period prior to such dry-docking. If a marine vessel is sold and there is a balance in the dry-docking reserve account for that marine vessel, the balance in the reserve account is included as additional gain on disposition. Maintenance costs of aircraft and certain marine containers are the obligation of the lessee. To meet the maintenance requirements of aircraft airframes and engines, reserve accounts are prefunded by the lessee over the period of the lease based on the number of hours this equipment is used, times the estimated rate to repair this equipment. If repairs exceed the amount prefunded by the lessee, the Fund has the obligation to fund and accrue the difference. In certain instances, if the aircraft is sold and there is a balance in the reserve account for repairs to that aircraft, the balance in the reserve account is reclassified as additional gain on disposition. The aircraft reserve accounts and marine vessel dry-docking reserve accounts are included in the accompanying balance sheets as lessee deposits and reserves for repairs.

Net  Income  (Loss)  and  Distributions  per  Unit
--------------------------------------------------

The net profits and losses of the Fund are generally allocated 1% to the Class B Member and 99% to the Class A Members. The Class B Member or Manager will be specially allocated (i) 100% of the Fund's organizational and offering cost amortization expenses and (ii) income equal to the excess of cash distribution over the Manager's 1% share of net profits. The effect on the Class A Members of this special income allocation will be to increase the net loss or decrease the net profits allocable to the Class A Members by an equal amount. During 2002, the Manager received a special allocation of income of $0.9 million ($1.0 million and $1.7 million in 2001 and 2000, respectively) in excess of its prorata ownership share. Cash distributions of the Fund are generally allocated 85% to the Class A Members and 15% to the Manager and may include amounts in excess of net income. After the investors receive cash distributions equal to their original capital contributions, the Manager's interest in the cash distributions of the Fund will increase to 25%. The Class A Members' net income
(loss) is allocated among the Class A Members based on the number of Class A units owned by each member and on the number of days of the year each member is in the Fund.

Cash distributions are recorded when declared. Cash distributions are generally paid in the same quarter they are declared. Monthly unitholders receive a distribution check 15 days after the close of the previous month's business and quarterly unitholders receive a distribution check 45 days after the close of the quarter.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                        (A DELAWARE LIMITED LIABILITY COMPANY)
                            NOTES TO FINANCIAL STATEMENTS

1.          Basis  of  Presentation  (continued)
            -----------------------

Net  Income  (Loss)  and  Distributions  per  Unit  (continued)
--------------------------------------------------

For the years ended December 31, 2002, 2001 and 2000, cash distributions totaled $5.9 million, $6.6 million, and $11.7 million, respectively, or $1.01, $1.11 and $2.00 per weighted-average Class A unit, respectively.

Cash distributions to Class A Unitholders in excess of net income are considered a return of capital. Cash distributions to Class A Unitholders of $5.0 million and $6.9 million in 2002 and 2000, respectively, were deemed to be a return of capital. None of the cash distributions paid during 2001 were deemed to be a return of capital.

Cash distributions related to the fourth quarter of 2002 of $0.8 million, 2001 of $0.9 million, and 2000 of $1.2 million, were declared and paid during the first quarter of 2003, 2002, and 2001, respectively.

The Manager has announced that the Fund will not make a monthly or quarterly cash distribution to its members related to the first quarter 2003 operations.

Net  Income  (Loss)  Per  Weighted-Average  Class  A  Unit
----------------------------------------------------------

Net income (loss) per weighted-average Class A unit was computed by dividing net income (loss) attributable to Class A Members by the weighted-average number of Class A units deemed outstanding during the period. The weighted-average number of Class A units deemed outstanding during the years ended December 31, 2002 and 2001 were 4,971,311 and the year ended December 31, 2000 was 4,971,968.

Cash  and  Cash  Equivalents
----------------------------

The Fund considers highly liquid investments that are readily convertible to known amounts of cash with original maturities of three months or less as cash equivalents. The carrying amount of cash equivalents approximates fair value due to the short-term nature of the investments.

Restricted  Cash
----------------

As of December 31, 2002, restricted cash consists of bank accounts and short-term investments that are primarily subject to withdrawal restrictions per the loan agreements. At December 31, 2002, the Fund has a security deposit from a marine container lessee of $0.5 million and a security deposit of $0.1 million with the warehouse facility lender (see Note 8) that are reported as restricted cash.

Comprehensive  Income
---------------------

The Fund's comprehensive income is equal to net income for the years ended December 31, 2002, 2001 and 2000.

New  Accounting  Standards
--------------------------

On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS No.
142), was approved by the FASB. SFAS No. 142 changes the accounting for goodwill and other intangible assets determined to have an indefinite useful life from an amortization method to an impairment-only approach. Amortization of applicable intangible assets will cease upon adoption of this statement. The Fund implemented SFAS No. 142 on January 1, 2002. SFAS No. 142 had no impact on the Fund's financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB No. 13, and Technical Corrections" (SFAS No.
145).  The  provisions  of  SFAS  No.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                        (A DELAWARE LIMITED LIABILITY COMPANY)
                            NOTES TO FINANCIAL STATEMENTS

1.     Basis  of  Presentation  (continued)
       -----------------------

New  Accounting  Standards  (continued)
--------------------------

145 are effective for fiscal years beginning after May 15, 2002. As permitted by the pronouncement, the Fund has elected early adoption of SFAS No. 145 as of January 1, 2002. SFAS No. 145 had no impact on the Fund's financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146), which is based on the general principle that a liability for a cost associated with an exit or disposal activity should be recorded when it is incurred and initially measured at fair value. SFAS No. 146 applies to costs associated with (1) an exit activity that does not involve an entity newly acquired in a business combination, or (2) a disposal activity within the scope of SFAS No. 146. These costs include certain termination benefits, costs to terminate a contract that is not a capital lease, and other associated costs to consolidate facilities or relocate employees. Because the provisions of this statement are to be applied prospectively to exit or disposal activities initiated after December 31, 2002, the effect of adopting this statement cannot be determined.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). This interpretation requires the guarantor to recognize a liability for the fair value of the obligation at the inception of the guarantee. The provisions of FIN 45 will be applied on a prospective basis to guarantees issued after December 31, 2002.

In January 2003, FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). This interpretation clarifies existing accounting principles related to the preparation of consolidated financial statements when the owners of an USPE do not have the characteristics of a controlling financial interest or when the equity at risk is not sufficient for the entity to finance its activities without additional subordinated financial support from others. FIN 46 requires the Fund to evaluate all existing arrangements to identify situations where the Fund has a "variable interest," commonly evidenced by a guarantee arrangement or other commitment to provide financial support, in a "variable interest entity," commonly a thinly capitalized entity, and further determine when such variable interest requires the Fund to consolidate the variable interest entities' financial statements with its own. The Fund is required to perform this assessment by September 30, 2003 and consolidate any variable interest entities for which the Fund will absorb a majority of the entities' expected losses or receive a majority of the expected residual gains. The Fund has determined that it is not reasonably possible that it will be required to consolidate or disclose information about a variable interest entity upon the effective date of FIN 46.

Reclassifications
-----------------

Certain amounts in the 2001 and 2000 financial statements have been reclassified to conform to the 2002 presentations.

2.     Transactions  with  Manager  and  Affiliates
       --------------------------------------------

An officer of FSI contributed the $100 of the Fund's initial capital. The equipment management agreement, subject to certain reductions, requires the payment of a monthly management fee attributable to either owned equipment or interests in equipment owned by the USPEs to be paid to IMI in an amount equal to the lesser of (i) the fees that would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (A) for that equipment for which IMI provides only basic equipment management services, (a) 2% of the gross lease revenues attributable to equipment which is subject to full payout net leases, (b) 5% of the gross lease revenues attributable to equipment that is subject to operating leases, and (B) for that equipment for which IMI provides supplemental equipment management services, 7% of the gross lease revenues attributable to equipment for which IMI provides both management and additional services. The Fund management fee in 2002, 2001 and 2000 was $0.9 million, $1.3 million and $1.2 million, respectively. The Fund reimbursed FSI or its affiliates $0.3 million,

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                        (A DELAWARE LIMITED LIABILITY COMPANY)
                            NOTES TO FINANCIAL STATEMENTS

2.     Transactions  with  Manager  and  Affiliates  (continued)
       --------------------------------------------

$0.5 million, and $0.9 million for data processing expenses and other administrative services performed on behalf of the Fund during 2002, 2001, and 2000.

The Fund's proportional share of USPE management fees to affiliate were $0.1 million during 2002, 2001, and 2000, and the Fund's proportional share of administrative and data processing expenses to affiliate were $12,000, $0.1 million, and $34,000 during 2002, 2001, and 2000, respectively. Both of these affiliate expenses reduced the Fund's proportional share of the equity interest in the income in USPEs.

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

The Fund had an interest in certain equipment in conjunction with affiliated programs during 2002, 2001, and 2000 (see Note 5).

The balance due to affiliates as of December 31, 2002, included $0.2 million ($0.3 million at December 31, 2001) due to FSI and its affiliates for management fees.

3.     Cash  Held  in  Escrow  Accounts
       --------------------------------

In December 2002, the Manager entered into five escrow agreements on behalf of the Fund. The Manager placed $19.8 million with the escrow agent, an unaffiliated third party, during 2002. These funds will be used to pay for equipment in 2003 for which the Manager had entered into a legally binding commitment to purchase in 2002 (see Notes 4, 12 and 13).

4.     Equipment
       ---------

The components of owned equipment as of December 31, are as follows (in thousands of dollars):


Equipment Held for Operating Leases    2002       2001
---------------------------------------------------------
Marine containers . . . . . . . . .  $ 31,121   $ 31,405
Railcars. . . . . . . . . . . . . .    19,463     19,495
Marine vessel . . . . . . . . . . .    17,000     17,000
Aircraft. . . . . . . . . . . . . .    15,358     15,358
Trailers. . . . . . . . . . . . . .     6,530      6,575
                                     ---------  ---------
                                       89,472     89,833
Less accumulated depreciation . . .   (55,619)   (48,425)
                                     ---------  ---------
  Net equipment . . . . . . . . . .  $ 33,853   $ 41,408
                                     =========  =========


Revenues are earned under operating leases. A portion of the Fund's marine containers are leased to operators of utilization-type leasing pools that include equipment owned by unaffiliated parties. In such instances, revenues earned by the Fund consist of a specified percentage of the total revenues generated by leasing the pooled equipment to sublessees after deducting certain direct operating expenses of the pooled equipment. The Fund's marine vessel is operating on short-term leases which

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                        (A DELAWARE LIMITED LIABILITY COMPANY)
                            NOTES TO FINANCIAL STATEMENTS

4.     Equipment  (continued)
       ---------

usually have a duration of less than one year. Lease revenues for trailers operating with short-line railroad systems are based on a per-diem lease in the free running railroad interchange. Rents for the remaining equipment are based on fixed rates.

Equipment held for operating leases is stated at cost less any reductions to the carrying value as required by SFAS No. 144. During the fourth quarter of 2002, the Fund recorded a write-down of certain owned tank railcars representing impairment to the carrying value. The Fund reduced the net book value of 80 owned tank railcars in its railcar fleet to their fair value of $2,000 per railcar, and recorded a $0.7 million impairment loss. The impairment was caused by a general recall due to a manufacturing defect allowing extensive corrosion of the railcars' internal lining. Repairing the railcars was determined to be cost prohibitive. The fair value of railcars with this defect was determined by using industry expertise. These railcars were off lease. No reductions were required to the carrying value of wholly owned equipment during 2001 or 2000.

As of December 31, 2002, all owned equipment in the Fund's portfolio was on lease except for one commercial aircraft and 172 railcars with a net book value of $0.9 million. As of December 31, 2001, all owned equipment in the Fund's portfolio was on lease except for 62 railcars with a net book value of $0.5 million.

No equipment was purchased during the year ended December 31, 2002; however, the Manager, on behalf of the Fund, entered into commitments to purchase railcars totaling $19.8 million. The funds to purchase this equipment have been placed with an unaffiliated escrow agent. The equipment is expected to be delivered and paid for in 2003. The Fund made capital improvements in 2002 totaling $11,000. During the year ended December 31, 2001, the Fund purchased marine containers for $2.3 million.

During the year ended December 31, 2002, the Fund disposed of marine containers, railcars and trailers with a net book value of $0.2 million for proceeds of $0.4 million. During the year ended December 31, 2001, the Fund disposed of a marine vessel, an aircraft, marine containers, trailers, and railcars with an aggregate net book value of $3.2 million, for proceeds of $10.2 million. Included in the 2001 gain on disposition of assets is the unused portion of aircraft engine reserves of $0.8 million.

All owned equipment on lease is being accounted for as operating leases. Future minimum rent under noncancelable operating leases as of December 31, 2002 for the owned equipment during each of the next five years are approximately $5.8 million in 2003; $4.0 million in 2004; $1.6 million in 2005; $0.6 million in 2006; $0.5 million in 2007; and $2.9 million thereafter. Per diem and short-term rentals consisting of utilization rate lease payments included in revenues amounted to approximately $11.7 million, $10.2 million and $6.2 million in 2002, 2001, and 2000, respectively.

5.     Investments  in  Unconsolidated  Special  Purpose  Entities
       -----------------------------------------------------------

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

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                        (A DELAWARE LIMITED LIABILITY COMPANY)
                            NOTES TO FINANCIAL STATEMENTS

5.     Investments  in  Unconsolidated  Special  Purpose  Entities  (continued)
       -----------------------------------------------------------

The tables below set forth 100% of the assets, liabilities, and equity of the entities in which the Fund has an interest and the Fund's proportional share of equity in each entity as of December 31, 2002 and 2001 (in thousands of dollars):


                                               TWA        TWA
                                            S/N 49183    MD-82
As of December 31, 2002                      Trust1     Trust2   Total
----------------------------------------------------------------------
Assets
  Equipment less accumulated depreciation  $       --   $ 4,192
                                           -----------  -------
    Total assets. . . . . . . . . . . . .  $       --   $ 4,192
                                           ===========  =======
Liabilities
  Due to affiliates . . . . . . . . . . .  $        6   $     6
                                           -----------  -------
    Total liabilities . . . . . . . . . .           6         6
                                           -----------  -------

Equity. . . . . . . . . . . . . . . . . .          (6)    4,186
                                           -----------  -------
    Total liabilities and equity. . . . .  $       --   $ 4,192
                                           ===========  =======

Fund's share of equity. . . . . . . . . .  $       --   $ 2,044  $2,044
                                           ===========  =======  ======




                                               TWA        TWA
                                            S/N 49183    MD-82
As of December 31, 2001                      Trust1     Trust2   Total
----------------------------------------------------------------------
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
                                           ===========  =======  ======


The tables below set forth 100% of the revenues, gain on disposition of equipment, direct and indirect expenses, and net income (loss) of the entities in which the Fund has an interest, and the Fund's proportional share of income
(loss) in each entity for the years ended December 31, 2002, 2001 and 2000 (in thousands of dollars):

                                       TWA         TWA
For the year ended. . . . . . . .   S/N 49183     MD-82
        December 31, 2002 . . . .    Trust1       Trust2    Other    Total
--------------------------------------------------------------------------
  Revenues. . . . . . . . . . . .  $    1,260   $ 1,260   $   --
  Less: Direct expenses . . . . .          (1)       --       (7)
            Indirect expenses . .          78     1,478        1
                                   -----------  --------  -------
    Net income (loss) . . . . . .  $    1,183   $  (218)  $    6
                                   ===========  ========  =======

Fund's share of net income (loss)  $      553   $   (93)  $    3   $  463
                                   ===========  ========  =======  ======








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

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                        (A DELAWARE LIMITED LIABILITY COMPANY)
                            NOTES TO FINANCIAL STATEMENTS

5.     Investments  in  Unconsolidated  Special  Purpose  Entities  (continued)
       -----------------------------------------------------------

                                         TWA        TWA
For the year ended. . . . . . . . .   S/N 49183     MD-82    Spear
        December 31, 2001 . . . . .     Trust1     Trust2   Partnership3   Total
  Revenues. . . . . . . . . . . . .  $    1,477   $ 3,126  $         710
--------------------------------------------------------------------------------
  Gain on disposition of equipment.          --        --            458
  Less: Direct expenses . . . . . .          26        22            578
            Indirect expenses . . .       1,888     2,077            280
                                     -----------  -------  -------------
    Net income (loss) . . . . . . .  $     (437)  $ 1,027  $         310
                                     ===========  =======  =============

Fund's share of net income (loss) .  $     (191)  $   561  $         231  $  601
                                     ===========  =======  =============  ======



                                       TWA        TWA
For the year ended. . . . . . . .   S/N 49183    MD-82        Spear
        December 31, 2000 . . . .     Trust1     Trust2    Partnership3
-----------------------------------------------------------------------
  Revenues. . . . . . . . . . . .  $    2,402  $ 1,847   $       1,255
  Less: Direct expenses . . . . .          23       26           1,273
            Indirect expenses . .       1,913    2,607             493
                                   ----------  --------  --------------
    Net income (loss) . . . . . .  $      466  $  (786)  $        (511)
                                   ==========  ========  ==============

Fund's share of net income (loss)  $      260  $  (361)  $        (255)
                                   ==========  ========  ==============




For the year ended. . . . . . . . . .   Canadian     Canadian       Hyde
        December 31, 2000 (continued)  Trust #2 4   Trust #3 5   Partnership6   Total
-------------------------------------------------------------------------------------
  Revenues. . . . . . . . . . . . . .  $        31  $        14  $          --
  Gain on disposition of equipment. .           --           --            300
  Less: Direct expenses . . . . . . .           --           --             --
            Indirect expenses . . . .           --           --             13
                                       -----------  -----------  -------------
    Net income (loss) . . . . . . . .  $        31  $        14  $         287
                                       ===========  ===========  =============

Fund's share of net income (loss) . .  $         3  $         3  $         174  $ (176)
                                       ===========  ===========  =============  =======


As of December 31, 2002 and 2001, all jointly-owned equipment in the Fund's USPE portfolio was on lease.

During 2001, the Manager sold a container marine vessel of which the Fund had a 50% interest. The Fund's interest in this entity was sold for proceeds of $0.9 million for its net investment of $0.8 million. Included in the gain on sale of this entity was the unused portion of marine vessel dry-docking liability of $0.2 million.

All jointly owned equipment on lease is being accounted for as operating leases. The Fund's proportionate share of future minimum rent under noncancelable operating leases as of December 31, 2002 for the jointly owned equipment during each of the next five years are approximately $1.3 million in 2003; $1.3 million in 2004; $1.3 million in 2005; $1.3 million in 2006; $1.3 million in 2007; and $1.0 million thereafter.

6.     Operating  Segments
       -------------------

The Fund operates or operated in five primary operating segments: marine container leasing, aircraft leasing, railcar leasing, marine vessel leasing, and trailer leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers.

1 The Fund owns a 50% interest of the TWA S/N 49183 Trust that owns an MD-82 stage III commercial aircraft.
2 The Fund owns a 50% interest in the TWA MD-82 Trust that owns an MD-82 stage III commercial aircraft.
3 The Fund owned a 50% interest in the Spear Partnership that owned a container feeder vessel.
4 The Fund owned a 50% interest in the Canadian Air Trust #2 that owned two Boeing 737-200 commercial aircraft.
5 The Fund owned a 25% interest in the Canadian Air Trust #3 that owned four Boeing 737-200 commercial aircraft.
6 The Fund owned a 61% interest in the Hyde Partnership that owned a mobile offshore drilling unit.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                        (A DELAWARE LIMITED LIABILITY COMPANY)
                            NOTES TO FINANCIAL STATEMENTS

6.     Operating  Segments  (continued)
       -------------------

The Manager evaluates the performance of each segment based on profit or loss from operations before interest expense and certain general and administrative and operations support expenses. The segments are managed separately due to different business strategies for each operation. The accounting policies of the Fund's operating segments are the same as described in Note 1, Basis of Presentation. There were no intersegment revenues for the years ended December 31, 2002, 2001 and 2000.

The following tables present a summary of the operating segments (in thousands of dollars):



                                              Marine                           Marine
                                            Container   Aircraft    Railcar    Vessel     Trailer
For the Year Ended December 31, 2002         Leasing     Leasing    Leasing    Leasing    Leasing    Other 1    Total
---------------------------------------------------------------------------------------------------------------------

REVENUES
  Lease revenue. . . . . . . . . . . . . .  $    5,022  $   2,645  $  2,999   $  6,258   $  1,212   $     --   $18,136
  Interest and other income. . . . . . . .          --         33        21          7         --        390       451
  Gain (loss) on disposition of equipment.         162         --       (12)        --          9         --       159
                                            ----------  ---------  ---------  ---------  ---------  ---------  --------
     Total revenues. . . . . . . . . . . .       5,184      2,678     3,008      6,265      1,221        390    18,746
                                            ----------  ---------  ---------  ---------  ---------  ---------  --------

EXPENSES
  Operations support . . . . . . . . . . .          54         27       715      5,120        616         63     6,595
  Depreciation . . . . . . . . . . . . . .       3,683         --     1,116      1,480        367         --     6,646
  Interest expense . . . . . . . . . . . .          --         --        --         --         --      1,413     1,413
  Management fees to affiliate . . . . . .         251         26       199        313         62         --       851
  General and administrative expenses. . .          --         56       183         52        203      1,090     1,584
  Impairment loss. . . . . . . . . . . . .          --         --       719         --         --         --       719
  Provision for bad debts. . . . . . . . .          --      2,136        22         --         23         --     2,181
                                            ----------  ---------  ---------  ---------  ---------  ---------  --------
     Total expenses. . . . . . . . . . . .       3,988      2,245     2,954      6,965      1,271      2,566    19,989
                                            ----------  ---------  ---------  ---------  ---------  ---------  --------
Equity in net income of USPEs. . . . . . .          --        460        --          3         --         --       463
                                            ----------  ---------  ---------  ---------  ---------  ---------  --------
Net income (loss). . . . . . . . . . . . .  $    1,196  $     893  $     54   $   (697)  $    (50)  $ (2,176)  $  (780)
                                            ==========  =========  =========  =========  =========  =========  ========

Total assets as of Dcember 31, 2002. . . .  $   19,997  $   2,305  $ 26,380   $  7,959   $  1,898   $  1,134   $59,673
                                            ==========  =========  =========  =========  =========  =========  ========


















1 Includes certain assets not identifiable to a specific segment such as cash, certain restricted cash, debt placement fees, and prepaid expenses. Also includes interest income and costs not identifiable to a particular segment, such as interest expense, general and administrative, and operations support expenses.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                        (A DELAWARE LIMITED LIABILITY COMPANY)
                            NOTES TO FINANCIAL STATEMENTS

6.     Operating  Segments  (continued)
       -------------------



                                            Marine                          Marine
                                          Container   Aircraft    Railcar    Vessel    Trailer
For the Year Ended December 31, 2001       Leasing     Leasing    Leasing   Leasing    Leasing    Other 1    Total
------------------------------------------------------------------------------------------------------------------

REVENUES
  Lease revenue. . . . . . . . . . . . .  $    5,196  $   3,971  $  3,357   $  5,548  $  1,126   $     --   $19,198
  Interest and other income. . . . . . .          --         33         8         56        --        711       808
  Gain on disposition of equipment . . .           7      6,820         8        963        14         --     7,812
                                          ----------  ---------  ---------  --------  ---------  ---------  -------
     Total revenues. . . . . . . . . . .       5,203     10,824     3,373      6,567     1,140        711    27,818
                                          ----------  ---------  ---------  --------  ---------  ---------  -------

EXPENSES
  Operations support . . . . . . . . . .          72         25       671      3,713       512        109     5,102
  Depreciation . . . . . . . . . . . . .       4,529      1,543     1,288      1,776       400         --     9,536
  Interest expense . . . . . . . . . . .          --         --        --         --        --      1,631     1,631
  Management fees to affiliate . . . . .         260        466       224        270        57         --     1,277
  General and administrative expenses. .           1         24        87         58       190        927     1,287
  Provision for (recovery of) bad debts.          --        894       (27)       154       (20)        --     1,001
                                          ----------  ---------  ---------  --------  ---------  ---------  -------
     Total expenses. . . . . . . . . . .       4,862      2,952     2,243      5,971     1,139      2,667    19,834
                                          ----------  ---------  ---------  --------  ---------  ---------  -------
Equity in net income of USPEs. . . . . .          --        370        --        231        --         --       601
                                          ----------  ---------  ---------  --------  ---------  ---------  -------
Net income (loss). . . . . . . . . . . .  $      341  $   8,242  $  1,130   $    827  $      1   $ (1,956)  $ 8,585
                                          ==========  =========  =========  ========  =========  =========  =======

Total assets as of Dcember 31, 2001. . .  $   23,829  $   3,280  $  8,494   $  9,271  $  2,354   $ 22,028   $69,256
                                          ==========  =========  =========  ========  =========  =========  =======




























1 Includes certain assets not identifiable to a specific segment such as cash, certain restricted cash, debt placement fees, and prepaid expenses. Also includes interest income and costs not identifiable to a particular segment, such as interest expense, general and administrative, and operations support expenses.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                        (A DELAWARE LIMITED LIABILITY COMPANY)
                            NOTES TO FINANCIAL STATEMENTS

6.     Operating  Segments  (continued)
       -------------------


                                            Marine                           Marine
                                          Container    Aircraft   Railcar    Vessel     Trailer
For the Year Ended December 31, 2000       Leasing     Leasing    Leasing    Leasing    Leasing    Other 1    Total
-------------------------------------------------------------------------------------------------------------------

REVENUES
  Lease revenue. . . . . . . . . . . . .  $    4,113  $   4,057   $  3,652  $  7,645   $  3,482   $     --   $22,949
  Interest and other income. . . . . . .          --          2          6       657         --        418     1,083
  Gain on disposition of equipment . . .          --         --         84     1,798      2,074         --     3,956
                                          ----------  ----------  --------  ---------  ---------  ---------  --------
     Total revenues. . . . . . . . . . .       4,113      4,059      3,742    10,100      5,556        418    27,988
                                          ----------  ----------  --------  ---------  ---------  ---------  --------

EXPENSES
  Operations support . . . . . . . . . .          18         35        609     3,731        895         38     5,326
  Depreciation . . . . . . . . . . . . .       3,428      2,314      1,499     4,347      1,227         --    12,815
  Interest expense . . . . . . . . . . .          --         --         --        --         --      1,851     1,851
  Management fees to affiliate . . . . .         206        203        241       384        198         --     1,232
  General and administrative expenses. .          --         12         97        81        718        864     1,772
  Provision for (recovery of) bad debts.          --         --          1        --         (6)        --        (5)
                                          ----------  ----------  --------  ---------  ---------  ---------  --------
     Total expenses. . . . . . . . . . .       3,652      2,564      2,447     8,543      3,032      2,753    22,991
                                          ----------  ----------  --------  ---------  ---------  ---------  --------
Equity in net income (loss) of USPEs . .          --        (95)        --      (255)        --        174      (176)
                                          ----------  ----------  --------  ---------  ---------  ---------  --------
Net income (loss). . . . . . . . . . . .  $      461  $   1,400   $  1,295  $  1,302   $  2,524   $ (2,161)  $ 4,821
                                          ==========  ==========  ========  =========  =========  =========  ========


7.     Geographic  Information
       -----------------------

The Fund owns certain equipment that is leased and operated internationally. A limited number of the Fund's transactions are denominated in a foreign currency. Gains or losses resulting from foreign currency transactions are included in the results of operations and are not material.

The Fund leases aircraft, railcars and trailers to lessees domiciled in three geographic regions: United States, South America, and Canada. The marine vessels, mobile offshore drilling unit and marine containers were leased to multiple lessees in different regions who operated the equipment worldwide.

The following table sets forth lease revenue information by region for the owned equipment and investments in USPEs, grouped by domicile of the lessees, as of and for the years ended December 31, (in thousands of dollars):


                         Owned Equipment         Investments in USPEs
                        ----------------         --------------------
Region               2002     2001     2000     2002     2001     2000
----------------------------------------------------------------------

United States . .  $ 3,117  $ 3,168  $ 5,081  $ 1,260  $ 1,505  $ 2,124
South America . .    2,645    3,972    4,057       --       --       --
Canada. . . . . .    1,094    1,314    2,053       --       --       --
Rest of the world   11,280   10,744   11,758       --      354      625
                   -------  -------  -------  -------  -------  -------
   Lease revenues  $18,136  $19,198  $22,949  $ 1,260  $ 1,859  $ 2,749
                   ======  ========  =======  =======  =======  =======







1 Includes interest income and costs not identifiable to a particular segment, such as, interest expense, general and administrative, and operations support expenses. Also includes gain from the sale from an investment in an entity that owned a mobile offshore drilling unit.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                        (A DELAWARE LIMITED LIABILITY COMPANY)
                            NOTES TO FINANCIAL STATEMENTS

7.     Geographic  Information  (continued)
       -----------------------

The following table sets forth income (loss) information by region for owned equipment and investments in USPEs for the years ended December 31, are as follows (in thousands of dollars):


                                 Owned Equipment         Investments in USPEs
                                 ---------------         --------------------
Region                       2002     2001     2000     2002     2001     2000
-------------------------------------------------------------------------------

United States . . . . . .  $   (203)  $   714  $ 2,949  $  460  $  370  $  (101)
South America . . . . . .       432     7,873    1,496      --      --       --
Canada. . . . . . . . . .       208       415      867      --      --        6
Rest of the world . . . .       496       937    2,018       3     231      (81)
                           ---------  -------  -------  ------  ------  --------
   Regional income (loss)       933     9,939    7,330     463     601     (176)
Administrative and other.    (2,176)   (1,955)  (2,333)     --      --       --
                           ---------  -------  -------  ------  ------  --------
  Net income (loss) . . .  $ (1,243)  $ 7,984  $ 4,997  $  463  $  601  $  (176)
                           =========  =======  =======  ======  ======  ========


The net book value of owned assets and the net investment in the unconsolidated special-purpose entities at December 31, are as follows (in thousands of dollars):


                     Owned Equipment Investments in USPEs
                     --------------  --------------------
Region                2002     2001     2002     2001
---------------------------------------------------------

United States . .  $  4,667  $ 6,264  $ 2,044  $  2,754
Canada. . . . . .     3,473    4,092       --        --
Rest of the world    25,713   31,052       --        --
                   --------  -------  -------  --------
   Net book value  $ 33,853  $41,408  $ 2,044  $  2,754
                   ========  =======  =======  ========


8.     Debt
       ----

In December 1996, the Fund entered into an agreement to issue a $25.0 million long-term note to an institutional investor. The loan was funded in March 1997. The note bears interest at a fixed rate of 7.33% per annum and has a maturity in 2006. Interest on the note is payable semi-annually. The remaining note balance of $16.0 million will be repaid in two principal payments of $3.0 million on December 31, 2003 and 2004 and two principal payments of $5.0 million on December 31, 2005 and 2006. The Fund has made all the regularly scheduled principal payments and semiannual interest payments to the lender of the note when due. The Fund's wholly and jointly owned equipment is used as collateral to the note.

The Manager estimates, based on recent transactions, that the fair value of the $16.0 million fixed-rate note is $17.0 million.

The Fund is a participant in a $10.0 million warehouse facility. The warehouse facility is shared by the Fund, PLM Equipment Growth Fund V, PLM Equipment Growth Fund VI, PLM Equipment Growth & Income Fund VII and Acquisub LLC, a wholly owned subsidiary of PLMI. In July 2002, PLMI reached an agreement with the lenders of the $10.0 million warehouse facility to extend the expiration date of the facility to June 30, 2003. The facility provides for financing up to 100% of the cost of the equipment. Any borrowings by the Fund are collateralized by equipment purchased with the proceeds of the loan. Outstanding borrowings by one borrower reduce the amount available to each of the other borrowers under the facility. Individual borrowings may be outstanding for no more than 270 days, with all advances due no later than June 30, 2003. Interest accrues either at the prime rate or LIBOR plus 2.0% at the borrower's option and is set at the time of an advance of funds. Borrowings by the Fund are guaranteed by PLMI. The Fund is not liable for the advances made to other borrowers.

As of December 31, 2002, the Fund had no borrowings outstanding under this facility and there were no other borrowings outstanding under this facility by any other eligible borrower.

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                        (A DELAWARE LIMITED LIABILITY COMPANY)
                            NOTES TO FINANCIAL STATEMENTS

9.     Concentrations  of  Credit  Risk
       --------------------------------

For the years ended December 31, 2002, 2001 and 2000, the Fund's customers that accounted for 10% or more of the total revenues for the owned equipment and jointly owned equipment were Capital Leasing (18% in 2002) and Varig South America ("Varig") (13%, 12% and 13%, respectively). In addition, during 2001, AON Limited IBA purchased a Boeing 737-200A stage II commercial aircraft and the gain from the disposal accounted for 20% of total revenues from wholly and jointly owned equipment.

During 2001, Varig notified the Manager of its intention to return the three aircraft under lease and stopped making lease payments. The Fund has a security deposit from Varig that could be used to pay a portion of the amount due. During October 2001, the Manager sent a notification of default to Varig. The lease, which expired in October 2002, had certain return condition requirements for the aircraft. The Manager recorded an allowance for bad debts for the amount due less the security deposit. During October 2002, the Manager reached an agreement with Varig for the past due lease payments and agreed to re-lease two of these aircraft to them until March 2003 at a lower lease rate. In order to give Varig an incentive to make timely payments in accordance with the agreement, the Manager gave a discount on the total amount due. If Varig fails to comply with the payment schedule in the agreement, the discount provision will be waived and the full amount again becomes payable. Varig made an initial payment during October 2002, to be followed by 23 equal monthly installments beginning in November 2002. Unpaid outstanding amounts will accrue interest at a rate of 5%. The balance outstanding at December 31, 2002 was $3.6 million. Due to the uncertainty of ultimate collection, the Manager will continue to fully reserve the unpaid outstanding balance less the security deposit from this lessee. As of December 31, 2002, Varig was current with all payments due under the agreement.

As of December 31, 2002 and 2001, the Manager believed the Fund had no other significant concentrations of credit risk that could have a material adverse effect on the Fund.

10.          Income  Taxes
             -------------

The Fund is not subject to income taxes, as any income or loss is included in the tax returns of the individual members. Accordingly, no provision for income taxes has been made in the financial statements of the Fund.

As of December 31, 2002, the federal income tax basis was higher than the financial statement carrying values of certain assets and liabilities by approximately $19.4 million, primarily due to differences in depreciation methods, equipment reserves, provisions for bad debts, lessees' prepaid deposits, and the tax treatment of syndication costs.

11.     Quarterly  Results  of  Operations  (unaudited)
        ----------------------------------

The following is a summary of the quarterly results of operations for the year ended December 31, 2002 (in thousands of dollars, except weighted-average unit amounts):

                                     March    June     September    December
                                      31,      30,        30,         31,        Total
---------------------------------------------------------------------------------------
Operating results:
  Total revenues. . . . . . . . . .  $4,852   $4,876   $    4,497   $   4,521   $18,746
  Net income (loss) . . . . . . . .      81     (128)        (593)       (140)     (780)

Per weighted-average Class A unit:

Net loss. . . . . . . . . . . . . .  $(0.03)  $(0.07)  $    (0.16)  $   (0.07)  $ (0.33)


The following is a list of the major events that affected the Fund's performance during 2002:

          (i) In the second quarter of 2002, administrative and professional costs increased $0.2 million;

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                        (A DELAWARE LIMITED LIABILITY COMPANY)
                            NOTES TO FINANCIAL STATEMENTS

11.     Quarterly  Results  of  Operations  (unaudited)  (continued)
        ----------------------------------

          (ii) In the third quarter of 2002, lease revenues decreased $0.4 million due to a lower lease rate earned on the Fund's marine vessel; and

          (iii) In the fourth quarter of 2002, an increase in the impairment loss of $0.7 million was offset by a decrease in indirect expenses of $0.7 million due to lower provision for bad debts.

The following is a summary of the quarterly results of operations for the year ended December 31, 2001 (in thousands of dollars, except weighted-average unit amounts):

                                    March   June    September   December
                                     31,     30,       30,        31,       Total
----------------------------------------------------------------------------------
Operating results:
  Total revenues . . . . . . . . .  $5,708  $4,718  $    5,352  $  12,040  $27,818
  Net income . . . . . . . . . . .     553   1,246         604      6,182    8,585

Per weighted-average Class A unit:

Net income . . . . . . . . . . . .  $ 0.02  $ 0.21  $     0.08  $    1.20  $  1.51


The following is a list of the major events that affected the Fund's performance during 2001:

          (i) In the second quarter of 2001, the Fund recognized a USPE engine reserve liability of $0.8 million as income; and

          (ii) In the fourth quarter of 2001, the Fund sold an aircraft, a marine container, and trailers for a total gain of $6.8 million.

12.     Commitments  and  Contingencies
        -------------------------------

Commitment  to  Purchase  Railcars
----------------------------------

As of December 31, 2002, the Manager has committed the Fund to purchase a total of $19.8 million in railcar equipment. The funds to purchase these railcars were placed with an unaffiliated escrow agent and are reported as cash held in escrow accounts on the accompanying 2002 balance sheet. The Manager believes these purchases will be completed in 2003.

Warehouse  Credit  Facility  and  Notes  Payable
------------------------------------------------

See  Note  8  for  discussion  of  the  Fund's  debt  facilities.

Commitments and contingencies as of December 31, 2002 are as follows (in thousands of dollars):


                                        Less than    1-3      4-5    After 5
Current Obligations              Total    1 Year    Years    Years    Years
-----------------------------------------------------------------------------
Commitment to purchase railcars $19,792  $19,792  $     --  $   --  $   --
Notes payable                    16,000    3,000     8,000   5,000      --
Line of credit                       --       --        --      --      --
                                -------  -------  --------  ------  ------
                                $35,792  $22,792  $  8,000  $5,000  $   --
                                =======  =======  ========  ======  ======


13.     Subsequent  Event
        -----------------

From January 1, 2003 through March 25, 2003, the Fund paid $12.1 million for railcars that it had committed to purchase in 2002. The funds to purchase this equipment were classified as cash held in escrow accounts on the accompanying 2002 balance sheet.

------





INDEPENDENT  AUDITORS'  REPORT



The  Members
Professional  Lease  Management  Income  Fund  I,  L.L.C.:

We have audited the financial statements of Professional Lease Management Income Fund I, L.L.C., a Delaware Limited Liability Company (the "Fund"), as of December 31, 2002 and 2001, and for each of the two years in the period ended December 31, 2002, and have issued our report thereon dated March 7, 2003; such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedules of Professional Lease Management Income Fund I, L.L.C., listed in Item 15(B). These financial statement schedules are the responsibility of the Fund's management. Our responsibility is to express an opinion based on our audits. In our opinion, such 2002 and 2001 financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.





/s/  Deloitte  &  Touche  LLP
Certified  Public  Accountants

Tampa,  Florida
March  7,  2003

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
                        (A DELAWARE LIMITED LIABILITY COMPANY)
                        VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
                            (in thousands of dollars)




-                                      Balance at     Additions     Balance at
                                     Beginning of    Charged to     Increases    End of
                                         Year         Expense     (Deductions)    Year
----------------------------------------------------------------------------------------
Year Ended December 31, 2002
  Allowance for doubtful accounts .  $       1,048  $     2,181   $        303   $ 3,532
  Marine vessel dry-docking reserve            240          288             (2)      526
  Aircraft engine reserve . . . . .          2,200           --             --     2,200

Year Ended December 31, 2001
  Allowance for doubtful accounts .  $          48  $     1,001   $         (1)  $ 1,048
  Marine vessel dry-docking reserve            428          245           (433)      240
  Aircraft engine reserve . . . . .          2,550           --           (350)    2,200

Year Ended December 31, 2000
  Allowance for doubtful accounts .  $          65  $        (5)  $        (12)  $    48
  Marine vessel dry-docking reserve            672          518           (762)      428
  Aircraft engine reserve . . . . .          1,950           --            600     2,550

               PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.

                                INDEX OF EXHIBITS


Exhibit                                                                                 Page
-------                                                                                 ----

4.. . . Operating Agreement of Fund.                                                      *

10.1    Management Agreement between Fund and PLM Investment                              *
        Management, Inc.

10.2    25.0 Million Note Agreement, dated as of December 30, 1996.                       *

10.3    Warehouse Credit Agreement, dated as of April 13, 2001.                           *

10.4    First Amendment to Warehousing Credit Agreement, dated as of                      *
        December 21, 2001.

10.5    Second amendment to the Warehouse Credit Agreement, dated as of
        April 12, 2002.                                                                   *

10.6    Third amendment to the Warehouse Credit Agreement, dated July 11, 2002.           *

10.7    October 2002 purchase agreement between PLM Transportation
        Equipment Corp., Inc. and Trinity Tank Car, Inc.                                  *

10.8    Settlement Agreement between PLM Worldwide Leasing Corp. and Varig
        S.A. dated October 11, 2002.                                                      *

10.9    Escrow agreement dated December 19, 2002 between the Fund and
        Trenam Kemker for $3.6 million.                                                   *

10.10   Escrow agreement dated December 19, 2002 between the Fund and
        Trenam Kemker for $5.0 million.                                                   *

10.11   Escrow agreement dated December 19, 2002 between the Fund and
        Trenam Kemker for $4.3 million.                                                   *

10.12   Escrow agreement dated December 19, 2002 between the Fund and
        Trenam Kemker for $6.3 million.                                                   *

10.13   Escrow agreement dated December 19, 2002 between the Fund and
        Trenam Kemker for $0.5 million.                                                   *

Financial Statements required under Regulation S-X Rule 3-09:

99.1    MD-82 Trust S/N 49183                                                         56-65


* Incorporated by reference. See page 26-27 of this report.