Form 10-Q
period 2003-03-31
PROFESSIONAL LEASE MANAGEMENT INCOME FUND I LLC
filed 2003-05-13
CIK 928956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q

   [X]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the fiscal quarter ended March 31, 2003

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

235 3 rd Street South, Suite 200
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
(A Delaware Limited Liability Company)
CONDENSED BALANCE SHEETS
(in thousands of dollars, except unit amounts)
(unaudited)

	March 31,	December 31,
	2003	2002

Assets

Equipment held for operating leases	$103,864	$89,472
Less accumulated depreciation	(57,336)	(55,619)

Net equipment	46,528	33,853

Cash and cash equivalents	2,865	560
Restricted cash	568	568
Cash held in escrow accounts	5,186	19,792
Accounts and note receivable, less allowance for doubtful
accounts of $3,220 in 2003 and $3,532 in 2002	2,834	2,342
Investment in unconsolidated special-purpose entities	1,887	2,044
Debt placement fees, less accumulated amortization
of $111 in 2003 and $105 in 2002	65	71
Prepaid expenses and other assets	437	443

Total assets	$60,370	$59,673

Liabilities and members’ equity

Liabilities:
Accounts payable and accrued expenses	$1,101	$622
Due to affiliates	204	191
Lessee deposits and reserves for repairs	4,022	3,917
Note payable	16,000	16,000
Total liabilities	21,327	20,730

Commitments and contingencies

Members' equity:
Class A members (4,971,311 units in 2003 and 2002)	39,043	38,943
Class B member	--	--

Total members' equity	39,043	38,943

Total liabilities and members' equity	$60,370	$59,673

See accompanying notes to unaudited condensed financial statements.

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
CONDENSED STATEMENTS OF INCOME
(in thousands of dollars, except weighted-average unit amounts)
(unaudited)

	For the Three Months
	Ended March 31,
	2003	2002

Revenues

Lease revenue	$4,391	$4,749
Interest and other income	64	99
Gain on disposition of equipment	109	4
Total revenues	4,564	4,852

Expenses

Depreciation	1,844	1,748
Repairs and maintenance	493	452
Equipment operating expenses	610	984
Insurance expense	142	114
Management fees to affiliate	243	213
Interest expense	302	348
General and administrative expenses to affiliates	57	89
Other general and administrative expenses	382	170
(Recovery of) provision for bad debt expense	(312)	782
Total expenses	3,761	4,900

Equity in net income of unconsolidated special-purpose entities	141	129

Net income	$944	$81

Members' share of net income (loss)

Class A members	$725	$(138)
Class B member	219	219

Total	$944	$81

Class A members’ net income (loss)
per weighted-average unit	$0.15	$(0.03)

See accompanying notes to unaudited condensed financial statements.

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
CONDENSED STATEMENTS OF CHANGES IN MEMBERS' EQUITY
For the period from December 31, 2001 to March 31, 2003
(in thousands of dollars)
(unaudited)

	Class A	Class B	Total

Members' equity as of December 31, 2001	$45,628	$--	$45,628

Net income (loss)	(1,657)	877	(780)

Cash distribution	(5,028)	(877)	(5,905)

Members' equity as of December 31, 2002	38,943	--	$38,943

Net income	725	219	944

Cash distribution	(625)	(219)	(844)

Members' equity as of March 31, 2003	$39,043	$--	$39,043

See accompanying notes to unaudited condensed financial statements.

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands of dollars)
(unaudited)

	For the Three Months
	Ended March 31,
	2003	2002

Operating activities

Net income	$944	$81
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	1,844	1,748
Amortization of debt placements fees	6	4
(Recovery of) provision for bad debts	(312)	782
Gain on disposition of equipment	(109)	(4)
Equity in net income of unconsolidated
special-purpose entities	(141)	(129)
Changes in operating assets and liabilities:
Accounts and note receivable	(86)	(1,037)
Prepaid expenses and other assets	6	(20)
Accounts payable and accrued expenses	479	310
Due to affiliates	13	(32)
Lessee deposits and reserves for repairs	105	193

Net cash provided by operating activities	2,749	1,896

Investing activities

Payments for purchase of equipment and capitalized
improvements	(14,622)	(2)
Distributions from unconsolidated special-purpose
entities	298	287
Decrease in cash held in escrow accounts	14,606	--
Proceeds from disposition of equipment	118	16
Net cash provided by investing activities	400	301

Financing activities

Increase in restricted cash	--	(849)
Cash distributions to Class A members	(625)	(1,328)
Cash distributions to Class B member	(219)	(219)
Net cash used in financing activities	(844)	(2,396)

Net increase (decrease) in cash and cash equivalents	2,305	(199)
Cash and cash equivalents at beginning of period	560	21,837

Cash and cash equivalents at end of period	$2,865	$21,638

See accompanying notes to unaudited condensed financial statements.

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

1.   Opinion of Management

In the opinion of the management of PLM Financial Services, Inc. (FSI or the Manager), the accompanying unaudited condensed financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the unaudited condensed financial position of Professional Lease Management Income Fund I, L.L.C. (the Fund) as of March 31, 2003 and December 31, 2002, the unaudited condensed statements of income for the three months ended March 31, 2003 and 2002, the unaudited condensed statements of changes in members’ equity for the period from December 31, 2001 to March 31, 2003, and the unaudited condensed statements of cash flows for the three months ended March 31, 2003 and 2002. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from the accompanying condensed financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2002, on file at the Securities and Exchange Commission.

2.   Schedule of Fund Phases

Cash generated from operations after January 1, 2003 cannot be used to purchase additional equipment. Cash generated from operations prior to December 31, 2002, for which the Manager had entered into legally binding commitments prior to December 31, 2002, may be used to purchase additional equipment after January 1, 2003.

The Fund will terminate on December 31, 2010, unless terminated earlier upon sale of all equipment or by certain other events.

3.      Reclassification

Certain amounts in the 2002 financial statements have been reclassified to conform to the 2003 presentations.

4.   Cash Distributions

Cash distributions are recorded when declared. Cash distributions are generally paid in the same quarter they are declared and may include amounts in excess of net income that are considered a return of capital. For the three months ended March 31, 2003 and 2002, cash distributions totaled $0.8 million and $1.5 million, respectively, or $0.13 and $0.25 per weighted-average Class A unit, respectively. Cash distributions to the Class A unitholders of $1.2 million for the three months ended March 31, 2002 was deemed to be a return of capital. None of the cash distributions to the Class A unitholders for the three months ended March 31, 2003 was deemed to be a return of capital

5.   Transactions with Manager and Affiliates

The balance due to affiliates as of March 31, 2003 and December 31, 2002 included $0.2 million due to FSI and its affiliates for management fees.

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

5.   Transactions with Manager and Affiliates (continued)

The Fund’s proportional share of the affiliated expenses incurred by the unconsolidated special-purpose entities (USPEs) during 2003 and 2002 is listed in the following table (in thousands of dollars):

	For the Three Months Ended March 31,
	2003	2002

Management fees	$16	$16
Data processing and administrative
expenses	1	5

These affiliate expenses reduced the Fund's proportional share of the equity interest in the income of USPEs.

6.   Cash Held in Escrow Accounts

The Fund holds cash in escrow accounts to be used to purchase equipment that it has been legally committed to purchase. During the three months ended March 31, 2003, the Fund used $14.6 million in cash held in escrow accounts at December 31, 2002, to purchase additional equipment. At March 31, 2003, the Fund held $5.2 million in escrow accounts that will be used to purchase equipment in the remainder of 2003.

7.   Equipment

Owned equipment held for operating leases is stated at cost. The components of owned equipment were as follows (in thousands of dollars):

	March 31,	December 31,
	2003	2002

Railcars	$33,924	$19,463
Marine containers	31,052	31,121
Marine vessel	17,000	17,000
Aircraft	15,358	15,358
Trailers	6,530	6,530
	103,864	89,472
Less accumulated depreciation	(57,336)	(55,619)

Net equipment	$46,528	$33,853

As of March 31, 2003, all owned equipment in the Fund’s portfolio was on lease except for one commercial aircraft and 220 railcars with a net book value of $1.9 million. As of December 31, 2002, all owned equipment in the Fund portfolio was on lease except for one commercial aircraft and 172 railcars with a net book value of $0.9 million.

During the three months ended March 31, 2003, the Fund purchased a fleet of railcars for $14.6 million that it had entered into legally binding agreements to purchase.

During the three months ended March 31, 2003, the Fund disposed of marine containers and railcars with a net book value of $0.1 million for proceeds of $0.2 million. During the three months ended March 31, 2002, the Fund disposed of marine containers with a net book value of $12,000 for proceeds of $16,000.

Equipment held for operating leases is stated at cost less any reductions to the carrying value as required by Financial Accounting Standards Board (FASB) No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". No reductions were required to the carrying value of the owned equipment during the first quarter of 2003 or 2002.

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

8.   Investments in Unconsolidated Special-Purpose Entities

The Fund owns equipment jointly with affiliated programs. These are single purpose entities that do not have any debt or other financial encumbrances. Ownership interest is based on the Fund’s contribution towards the cost of the equipment in the USPEs. The Fund’s proportional share of equity and income (loss) in each entity is not necessarily the same as its ownership interest. The primary reason for this difference has to do with certain fees such as management and acquisition and lease negotiation fees varying among the owners of the USPEs.

The tables below set forth 100% of the assets, liabilities, and equity of the entities in which the Fund has an interest and the Fund’s proportional share of equity in each entity as of March 31, 2003 and December 31, 2002 (in thousands of dollars):

	TWA	TWA
	S/N 49183	MD-82
As of March 31, 2003	Trust 1	Trust 2	Total

Assets
Equipment less accumulated depreciation	$--	$3,878
Total assets	$--	$3,878

Liabilities
Accounts payable	3	3
Due to affiliates	$7	$5
Total liabilities	10	8

Equity	(10)	3,870

Total liabilities and equity	$--	$3,878

Fund’s share of equity	$--	$1,887	$1,887

	TWA	TWA
	S/N 49183	MD-82
As of December 31, 2002	Trust 1	Trust 2	Total

Assets
Equipment less accumulated depreciation	$--	$4,192
Total assets	$--	$4,192

Liabilities
Accounts payable	$1	1
Due to affiliates	5	$5
Total liabilities	6	6

Equity	(6)	4,186

Total liabilities and equity	$--	$4,192

Fund’s share of equity	$--	$2,044	$2,044

1    The Fund owns a 50% interest in the TWA S/N 49183 Trust that owns an MD-82 stage III commercial aircraft.
2  The Fund owns a 50% interest in the TWA MD-82 Trust that owns an MD-82 stage III commercial aircraft.

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

8.   Investments in Unconsolidated Special-Purpose Entities (continued)

The tables below set forth 100% of the revenues, direct and indirect expenses, and net income (loss) of the entities in which the Fund has an interest, and the Fund‘s proportional share of income (loss) in each entity for the three months ended March 31, 2003 and 2002 (in thousands of dollars):

	TWA	TWA
For the three months ended	S/N 49183	MD-82
March 31, 2003	Trust 1	Trust 2	Total

Revenues	$315	$315
Less: Direct expenses	(1)	(1)
Indirect expenses	21	335

Net income (loss)	$295	$(19)

Fund’s share of net income (loss)	$147	$(6)	$141

	TWA	TWA
For the three months ended	S/N 49183	MD-82
March 31, 2002	Trust 1	Trust 2	Total

Revenues	$315	$315
Less: Indirect expenses	15	366

Net income (loss)	$300	$(51)

Fund’s share of net income (loss)	$150	$(21)	$129

As of March 31, 2003 and December 31, 2002, all jointly-owned equipment in the Fund’s USPE portfolio was on lease.

1    The Fund owns a 50% interest in the TWA S/N 49183 Trust that owns an MD-82 stage III commercial aircraft.
2 The Fund owns a 50% interest in the TWA MD-82 Trust that owns an MD-82 stage III commercial aircraft.

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

9.   Operating Segments

The Fund operates in five different segments: marine vessel leasing, aircraft leasing, railcar leasing, trailer leasing and marine container leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers.

The following tables present a summary of the operating segments (in thousands of dollars):

	Marine				Marine
For the three months ended	Vessel	Aircraft	Railcar	Trailer	Container
March 31, 2003	Leasing	Leasing	Leasing	Leasing	Leasing	Other 1	Total

Revenues
Lease revenue	$1,832	$178	$768	$274	$1,339	$--	$4,391
Interest income and other	--	30	25	--	--	9	64
Gain on disposition of equipment	--	--	67	--	42	--	109

Total revenues	1,832	208	860	274	1,381	9	4,564

Expenses
Operations support	843	8	237	124	15	18	1,245
Depreciation	308	--	614	91	831	--	1,844
Interest expense	--	--	--	--	--	302	302
Management fees to affiliate	92	25	48	14	64	--	243
General and administrative expenses	17	14	95	46	--	267	439
(Recovery of ) provision for bad debts	--	(333)	21	--	--	--	(312)
Total expenses	1,260	(286)	1,015	275	910	587	3,761
Equity in net income of USPEs	--	141	--	--	--	--	141

Net income (loss)	$572	$635	$(155)	$(1)	$471	$(578)	$944

Total assets as of March 31, 2003	$8,004	$2,148	$25,825	$1,798	$19,168	$3,427	$60,370

	Marine				Marine
For the three months ended	Vessel	Aircraft	Railcar	Trailer	Container
March 31, 2002	Leasing	Leasing	Leasing	Leasing	Leasing	Other 2	Total

Revenues
Lease revenue	$1,562	$758	$878	$322	$1,229	$--	$4,749
Interest income and other	--	--	--	--	--	99	99
Gain on disposition of equipment	--	--	--	--	4	--	4

Total revenues	1,562	758	878	322	1,233	99	4,852

Expenses
Operations support	1,195	7	153	165	14	16	1,550
Depreciation	370	--	280	92	1,006	--	1,748
Interest expense	--	--	--	--	--	348	348
Management fees to affiliate	78	--	58	15	62	--	213
General and administrative expenses	8	12	41	49	--	149	259
Provision for bad debts	--	758	1	23	--	--	782
Total expenses	1,651	777	533	344	1,082	513	4,900
Equity in net income of USPEs	--	129	--	--	--	--	129

Net income (loss)	$(89)	$110	$345	$(22)	$151	$(414)	$81

1   Includes certain assets not identifiable to a specific segment such as cash, certain restricted cash, deferred charges and prepaid expenses. Also includes certain interest income and costs not identifiable to a particular segment, such as interest expense, and certain general and administrative and operations support expenses.
2   Includes interest income and costs not identifiable to a particular segment, such as interest expense, and certain general and administrative and operations support expenses.

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

10.   Net Income Per Weighted-Average Class A Unit

Net income per weighted-average Class A unit was computed by dividing net income attributable to Class A members by the weighted-average number of Class A units deemed outstanding during the period. The weighted-average number of Class A units deemed outstanding during the three months ended March 31, 2003 and 2002 was 4,971,311 units.

11.   Debt

The Fund is a participant in a $10.0 million warehouse facility. The warehouse facility is shared by the Fund, PLM Equipment Growth Fund V, PLM Equipment Growth Fund VI, PLM Equipment Growth & Income Fund VII, and Acquisub LLC, a wholly owned subsidiary of PLM International Inc. (PLMI). The facility provides for financing up to 100% of the cost of the equipment and expires on June 30, 2003. Any borrowings by the Fund are collateralized by equipment purchased with the proceeds of the loan. Outstanding borrowings by one borrower reduce the amount available to each of the other borrowers under the facility. Individual borrowings may be outstanding for no more than 270 days, with all advances due no later than June 30, 2003. Interest accrues either at the prime rate or LIBOR plus 2.0% at the borrower’s option and is set at the time of an advance of funds. Borrowings by the Fund are guaranteed by PLMI. The Fund is not liable for the advances made to other borrowers.

As of March 31, 2003, there were no outstanding borrowings on this facility by the Fund or any of the other eligible borrowers.

As the Fund may not invest cash from operations after January 1, 2003, the Manager does not expect the Fund to participate in the warehouse facility beyond its current expiration on June 30, 2003.

12.   Commitments and Contingencies

As of March 31, 2003 and December 31, 2002, the Manager had committed the Fund to purchase a total of $5.2 million and $19.8 million, respectively, in railcar equipment. The funds to purchase these railcars are with an unaffiliated escrow agent and reported as cash held in escrow accounts on the accompanying unaudited balance sheets. The Manager believes these purchases will be completed in 2003.

   Note Payable

See Note 11 for discussion of the Fund’s debt facility.

             Warehouse Credit Facility

See Note 11 for discussion of the Fund’s debt facility.

Commitments and contingencies as of March 31, 2003 are as follows (in thousands of dollars):

		Less than	1-3	4-5	After 5
Current Obligations	Total	1 Year	Years	Years	Years

Commitment to purchase railcars	$5,186	$5,186	$--	$--	$--
Note payable	16,000	3,000	8,000	5,000	--
Line of credit	--	--	--	--	--

	$21,186	$8,186	$8,000	5,000	$--

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

13.   Recent Accounting Pronouncement

In January 2003, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). This interpretation clarifies existing accounting principles related to the preparation of consolidated financial statements when the owners of an USPE do not have the characteristics of a controlling financial interest or when the equity at risk is not sufficient for the entity to finance its activities without additional subordinated financial support from others. FIN 46 requires the Fund to evaluate all existing arrangements to identify situations where the Fund has a “variable interest,” commonly evidenced by a guarantee arrangement or other commitment to provide financial support, in a “variable interest entity,” commonly a thinly capitalized entity, and further determine when such variable interest requires the Fund to consolidate the variable interest entities’ financial statements with its own. The Fund is required to perform this assessment by September 30, 2003 and consolidate any variable interest entities for which the Fund will absorb a majority of the entities’ expected losses or receive a majority of the expected residual gains. The Fund has determined that it is not reasonably possible that it will be required to consolidate or disclose information about a variable interest entity upon the effective date of FIN 46.

14. Subsequent Event

From April 1, 2003 through May 12, 2003, the Fund paid $2.8 million for railcars that it had committed to purchase in 2002. The funds to purchase this equipment were classified as cash held in escrow accounts on the accompanying unaudited balance sheets.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)   RESULTS OF OPERATIONS

Comparison of the Professional Lease Management Income Fund I, L.L.C.’s (the Fund's) Operating Results for the Three Months Ended March 31, 2003 and 2002

(A)    Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment decreased during the first quarter of 2003, compared to the same quarter of 2002. Gains from the disposal of equipment, interest and other income and certain expenses such as management fees to affiliate, depreciation and amortization, general and administrative expenses and provision for (recovery of) bad debts relating to the operating segments (see Note 9 to the unaudited condensed financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

	For the Three Months
	Ended March 31,
	2003	2002

Marine containers	$1,324	$1,215
Marine vessel	989	367
Railcars	531	725
Aircraft	170	751
Trailers	150	157

Marine containers:   Marine container lease revenues and direct expenses were $1.3 million and $15,000, respectively, for the first quarter of 2003, compared to $1.2 million and $14,000, respectively, during the same quarter of 2002. The increase in lease revenues of $0.1 million during the first quarter of 2003 compared to 2002 was due to higher utilization on the Fund's marine containers.

Marine vessel:   Marine vessel lease revenues and direct expenses were $1.8 million and $0.8 million, respectively, for the first quarter of 2003, compared to $1.6 million and $1.2 million, respectively, during the same quarter of 2002. Lease revenues increased $0.3 million in the first quarter of 2003 due to a higher lease rate earned on this marine vessel. Direct operating expenses decreased $0.4 million during the first quarter of 2003 due to lower voyage expenses.

Railcars:   Railcar lease revenues and direct expenses were $0.8 million and $0.2 million, respectively, for the first quarter of 2003, compared to $0.9 million and $0.2 million, respectively, during the same quarter of 2002. A decrease in railcar lease revenues of $0.2 million during the first quarter of 2003 was due to the increase in the number of railcars off-lease offset, in part, by an increase of $0.1 million in lease revenues resulting from the purchase of railcars during the first quarter of 2003 compared to the same period of 2002.

Aircraft:   Aircraft lease revenues and direct expenses were $0.2 million and $8,000, respectively, for the first quarter of 2003, compared to $0.8 million and $7,000, respectively, during the same quarter of 2002. A decrease in lease revenues of $0.3 million was due to one of the Fund’s owned aircraft being off-lease during the first quarter of 2003 compared to the same period of 2002, during which this aircraft was on-lease and a decrease of $0.3 million was due to the reduction in the lease rate on two of the Fund's owned aircraft compared to the same period of 2002.

Trailers:   Trailer lease revenues and direct expenses were $0.3 million and $0.1 million, respectively, for the first quarter of 2003, compared to $0.3 million and $0.2 million, respectively, during the same quarter of 2002.

(B)    Interest and Other Income

Interest and other income decreased $35,000 due to lower available cash balances that resulted in reduced interest income in the first quarter of 2003 compared to the same period in 2002.

(C)    Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $2.5 million for the three months ended March 31, 2003 decreased from $3.4 million for the same period in 2002. Significant variances are explained as follows:

   (i)   (Recovery of) provision for bad debts decreased $1.1 million compared to 2002. A provision for bad debts of $0.8 million recorded in the first quarter of 2002 was primarily based on PLM Financial Services, Inc.’s (FSI or the Manager’s) evaluation of the collectability of receivables related to one aircraft lessee. During 2003, the Fund recorded a recovery of bad debts of $0.3 million due to the collection of bad debts that had been previously written off;

   (ii)   A $46,000 decrease in interest expense was due to lower average borrowings outstanding during the quarter ended March 31, 2003 compared to the same period in 2002;

   (iii)   A $0.2 million increase in general and administrative expenses during the three months ended March 31, 2003 was due to an increase of $0.1 million resulting from higher administrative costs and $44,000 resulting from higher professional costs; and

   (iv)   A $0.1 million increase in depreciation and amortization expenses from 2002 levels reflects the increase of approximately $0.3 million caused by purchase of railcars during the three months ended March 31, 2003 partially offset by a decrease of $0.2 million caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned.

(D)   Gain on Disposition of Owned Equipment

Gain on disposition of owned equipment for the first quarter of 2003 totaled $0.1 million which resulted from the sale of marine containers and railcars with a net book value of $0.1 million for proceeds of $0.2 million. The gain on disposition of owned equipment for the first quarter of 2002 totaled $4,000 which resulted from the sale or disposition of marine containers with a net book value of $12,000 for $16,000.

(E)   Equity in Net Income of Unconsolidated Special-Purpose Entities (USPEs)

Equity in net income of USPEs represents the Fund's share of the net income generated from the operation of jointly owned assets accounted for under the equity method of accounting. These entities are single purpose and have no debt or other financial encumbrances.

The following USPE discussion is based on the Fund's proportional share of revenues, depreciation expense, direct expenses, and administrative expenses in the USPEs:

As of March 31, 2003 and 2002, the Fund owned interests in two trusts that each own a commercial aircraft. During the three months ended March 31, 2003 and 2002, lease revenues of $0.3 million were partially offset by depreciation expense, direct expenses, and administrative expenses of $0.2 million.

(F)   Net Income

As a result of the foregoing, the Fund had a net income of $0.9 million for the three months ended March 31, 2003, compared to net income of $0.1 million during the same period of 2002. The Fund's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Fund's performance in the first quarter of 2003 is not necessarily indicative of future periods. In the first quarter of 2003, the Fund distributed $0.6 million to Class A members, or $0.13 per weighted-average Class A unit.

(II)   CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On a regular basis, the Manager reviews these estimates, including those related to asset lives and depreciation methods, impairment of long-lived assets, allowance for doubtful accounts, reserves related to legally mandated equipment repairs and contingencies and litigation. These estimates are based on the Manager's historical experience and on various other assumptions believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Manager believes, however, that the estimates, including those for the above-listed items, are reasonable and that actual results will not vary significantly from the estimated amounts.

The Manager believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Fund's financial statements:

Asset lives and depreciation methods: The Fund’s primary business involves the purchase and subsequent lease of long-lived transportation and related equipment. The Manager has chosen asset lives that it believes correspond to the economic life of the related asset. The Manager has chosen a deprecation method that it believes matches the benefit to the Fund from the asset with the associated costs. These judgments have been made based on the Manager’s expertise in each equipment segment that the Fund operates. If the asset life and depreciation method chosen does not reduce the book value of the asset to at least the potential future cash flows from the asset to the Fund, the Fund would be required to record an impairment loss. Likewise, if the net book value of the asset was reduced by an amount greater than the economic value has deteriorated, the Fund may record a gain on sale upon final disposition of the asset.

Impairment of long-lived assets: Whenever there is an indicator that an impairment may exist, the Manager reviews the carrying value of its equipment and investments in USPEs to determine if the carrying value of the assets may not be recoverable in consideration of the current economic conditions. This requires the Manager to make estimates related to future cash flows from each asset as well as the determination if the deterioration is temporary or permanent. If these estimates or the related assumptions change in the future, the Fund may be required to record additional impairment charges.

Allowance for doubtful accounts: The Fund maintains allowances for doubtful accounts for estimated losses resulting from the inability of the lessees to make the lease payments. These estimates are primarily based on the amount of time that has lapsed since the related payments were due as well as specific knowledge related to the ability of the lessees to make the required payments. If the financial condition of the Fund’s lessees were to deteriorate, additional allowances could be required that would reduce income. Conversely, if the financial condition of the lessees were to improve or if legal remedies to collect past due amounts were successful, the allowance for doubtful accounts may need to be reduced and income would be increased.

Reserves for repairs: The Fund accrues for legally required repairs to equipment such as dry docking for marine vessels and engine overhauls to aircraft engines over the period prior to the required repairs. The amount that is reserved is based on the Manager’s expertise in each equipment segment, the past history of such costs for that specific piece of equipment and discussions with independent, third party equipment brokers. If the amount reserved is not adequate to cover the cost of such repairs or if the repairs must be performed earlier than the Manager estimated, the Fund would incur additional repair and maintenance or equipment operating expenses.

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

(III)    FINANCIAL CONDITION - CAPITAL RESOURCES AND LIQUIDITY

For the three months ended March 31, 2003, the Fund generated operating cash of $2.7 million to meet its operating obligations, pay debt and interest payments and make distributions (total of $0.8 million for three months ended March 31, 2003) to the members.

During the three months ended March 31, 2003, the Fund purchased a fleet of railcars for $14.6 million using cash held in escrow accounts. The Fund disposed of owned equipment for proceeds of $0.2 million of which $0.1 million was uncollected and in accounts receivable at March 31, 2003.

Cash held in escrow accounts decreased $14.6 million during 2003 due to the purchase of railcars for which the Fund entered into legally binding commitments to purchase in 2002.

Accounts receivable increased $0.5 million in the three months ended March 31, 2003. This increase was due to a decrease in the allowance for bad debts of $0.3 million due to the collection of bad debts previously reserved for, an increase of $0.1 million due to the timing of lease receipts and an increase of $0.1 million due to an increase in accounts receivables from equipment dispositions.

Investments in USPEs decreased $0.2 million during the three months ended March 31, 2003 due to cash distributions of $0.3 million from the USPEs to the Fund being partially offset by income of $0.1 million that was recorded by the Fund for its equity interests in the USPEs.

Accounts payable increased $0.5 million during the three months ended March 31, 2003 due to the accrual of $0.3 million in interest expense due to the lender of the notes payable that is paid semi-annually and $0.2 million due to the timing of cash payments to vendors.

Lessee deposits and reserve for repairs increased $0.1 million during the three months ended March 31, 2003 due to the accrual of marine vessel dry-docking reserves.

The Fund is scheduled to make an annual debt payment of $3.0 million to the lenders of the notes payable on December 31, 2003. The cash for this payment will come from operations and proceeds from equipment dispositions.

The Fund is a participant in a $10.0 million warehouse facility. The warehouse facility is shared by the Fund, PLM Equipment Growth Fund V, PLM Equipment Growth Fund VI, PLM Equipment Growth & Income Fund VII, and Acquisub LLC, a wholly owned subsidiary of PLM International Inc. (PLMI). The facility provides for financing up to 100% of the cost of the equipment and expires on June 30, 2003. Any borrowings by the Fund are collateralized by equipment purchased with the proceeds of the loan. Outstanding borrowings by one borrower reduce the amount available to each of the other borrowers under the facility. Individual borrowings may be outstanding for no more than 270 days, with all advances due no later than June 30, 2003. Interest accrues either at the prime rate or LIBOR plus 2.0% at the borrower’s option and is set at the time of an advance of funds. Borrowings by the Fund are guaranteed by PLMI. The Fund is not liable for the advances made to other borrowers.

As of May 12, 2003, there were no outstanding borrowings on this facility by the Fund or any of the other eligible borrowers.

As the Fund may not invest cash generated from operations after January 1, 2003, the Manager does not expect the Fund to participate in the warehouse credit facility beyond its current expiration date on June 30, 2003.

As of May 12, 2003 and December 31, 2002, the Manager had committed the Fund to purchase a total of $2.4 million and $19.8 million, respectively, in railcar equipment. The funds to purchase these railcars are with an unaffiliated escrow agent and reported as cash held in escrow accounts on the accompanying unaudited balance sheet. The Manager believes these purchases will be completed in 2003.

Commitments and contingencies as of May 12, 2003 are as follows (in thousands of dollars):

		Less than	1-3	4-5	After 5
Current Obligations	Total	1 Year	Years	Years	Years

Commitment to purchase railcars	$2,413	$2,413	$--	$--	$--
Note payable	16,000	3,000	8,000	5,000	--
Line of credit	--	--	--	--	--

	$18,413	$5,413	$8,000	5,000	$--

(IV)   RECENT ACCOUNTING PRONOUNCEMENT

In January 2003, Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). This interpretation clarifies existing accounting principles related to the preparation of consolidated financial statements when the owners of an USPE do not have the characteristics of a controlling financial interest or when the equity at risk is not sufficient for the entity to finance its activities without additional subordinated financial support from others. FIN 46 requires the Fund to evaluate all existing arrangements to identify situations where the Fund has a “variable interest,” commonly evidenced by a guarantee arrangement or other commitment to provide financial support, in a “variable interest entity,” commonly a thinly capitalized entity, and further determine when such variable interest requires the Fund to consolidate the variable interest entities’ financial statements with its own. The Fund is required to perform this assessment by September 30, 2003 and consolidate any variable interest entities for which the Fund will absorb a majority of the entities’ expected losses or receive a majority of the expected residual gains. The Fund has determined that it is not reasonably possible that it will be required to consolidate or disclose information about a variable interest entity upon the effective date of FIN 46.

(V)   OUTLOOK FOR THE FUTURE

Several factors may affect the Fund's operating performance in the remainder of 2003 and beyond, including changes in the markets for the Fund's equipment and changes in the regulatory environment in which the equipment operates.

The Fund's operation of a diversified equipment portfolio in a broad base of markets is intended to reduce its exposure to volatility in individual equipment sectors.

Other factors affecting the Fund’s contribution in the remainder of 2003 and beyond include:

(1)   Starting in 2003 and continuing through 2005, a significant number of the Fund’s marine containers currently on a fixed rate lease will be switching to a lease based on utilization. The Manager anticipates that this will result in a significant decrease in lease revenues;

(2)   Industry-wide chemical shipments, a good indicator for the demand of the types of railcars owned by the Fund, were up 4% during the first quarter of 2003 compared to the same period of 2002 although growth in comparable shipments slowed during the month of March 2003. Overall industry-wide railcar utilization has been on a slightly positive trend since the third quarter of 2002. Recovery has been slowed by the uncertainties caused by the war in Iraq and the number of idle railcars owned by shippers in their fleet;

(3)   Marine vessel freight rates are usually dependent upon the overall condition of the international economy. Freight rates earned by the Fund’s owned marine vessel began to decrease during most of 2002. In the fourth quarter of 2002 and into 2003, freight rates for the Fund’s owned marine vessel, which primarily carries clean petroleum products, started to increase due to an increase in oil prices caused by political instability in the Middle East and a shortage of heating oil and gasoline in the United States caused by refinery maintenance and clean product delivery problems out of Venezuela due to political unrest;

(4)   Utilization of intermodal trailers owned by the Fund was 54% in the three months ended March 31, 2003 which was approximately the same as the three months ended March 31, 2002. Industry-wide utilization of intermodal trailers was 48% in the three months ended March 31, 2003 compared to 53% in the same period of 2002. As the Fund’s trailers are smaller than many shippers prefer, the Manager expects utilization to decline over the next few years;

(5)   Market demand for new and used aircraft has been severely impacted by the poor financial condition of the airline industry caused by lower passenger travel following the events of September 11, 2001 and the war in Iraq. The Manager believes that there is a significant oversupply of commercial aircraft available, that has caused a decrease in aircraft fair market values and that this oversupply will continue for some time. The Manager does not expect these aircraft to return to their pre-September 11, 2001 values. During 2003, severe acute respiratory syndrome (SARS) has had a dramatic effect on passenger travel to countries in Asia. If this trend continues, it is possible that passenger travel will be reduced further.

During 2001, the lessee of three Stage II Boeing 737-200 commercial aircraft notified the Manager of its intention to return this aircraft and stopped making lease payments. During October 2002, the Manager reached an agreement with the lessee of this aircraft for the past due lease payments. The lessee made an initial payment during October 2002, to be followed by 23 equal monthly installments beginning in November 2002. Unpaid outstanding amounts will accrue interest at a rate of 5%. The balance outstanding at March 31, 2003 was $3.3 million. Due to the uncertainty of ultimate collection, the Manager will continue to fully reserve the unpaid outstanding balance less the security deposit from this lessee. As of March 31, 2003, the lessee was current with all payments due under the agreement except for the installment payment due in March that was received during April. As of May 12, 2003, the installment payment due from the lessee to the Fund during April was not received. The Manager has not yet placed the lessee into default, however, it is currently reviewing the options available under the agreement.

The lessee of two partially owned MD-80 commercial aircraft that are on lease until 2008 has encountered financial difficulty and may go into bankruptcy. If the airline does go into bankruptcy, the aircraft could be returned to the Fund prior to its lease expiration date or, alternatively, the Fund could attempt to renegotiate with the carrier at a significantly lower lease rate. Due to the poor market condition for equipment of this type, if the equipment is returned prior to its lease expiration date, it may either be off-lease for a considerable period of time or re-leased at a substantially lower rate. In an effort to assist the airline to stay out of bankruptcy, the Fund has agreed to reduce the lease payment due on each aircraft by approximately 5% a month.

The Fund currently has one Boeing 737 commercial aircraft off-lease and two additional Boeing 737s on a month to month lease. Each of these aircraft is in excess of 25 years of age. Due to the age of these aircraft and the economic condition of the airline industry, these aircraft will be difficult to remarket and may be off-lease for a considerable period of time.

(6)   The Manager has seen an increase in its insurance premiums on its equipment portfolio and is finding it more difficult to find an insurance carrier with which to place the coverage. Premiums for aircraft have increased over 50% and for other types of equipment the increases have been over 25%. The increase in insurance premiums caused by the increased rate will be partially mitigated by the reduction in the value of the Fund’s equipment portfolio caused by the events of September 11, 2001 and other economic factors. The Manager has also experienced an increase in the deductible required to obtain coverage. This may have a negative impact on the Fund in the event of an insurance claim; and

(7)   The Manager expects audit fees to increase during 2003 due to additional audit and accounting requirements resulting from Sarbanes-Oxley. The Manager cannot estimate the amount of the increase in this fee at this point. In addition, as a result of the increase in off-lease equipment, the Manager expects the Fund will be paying higher remarketing and storage costs during the remainder of 2003.

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

(VI)      FORWARD-LOOKING INFORMATION

Except for the historical information contained herein, this Form 10-Q contains forward-looking statements that involve risks and uncertainties, such as statements of the Fund’s plans, objectives, expectations, and intentions. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q. The Fund’s actual results could differ materially from those discussed here.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Fund’s primary market risk exposure is that of currency devaluation risk. During the three months ended March 31, 2003, 77% of the Fund’s total lease revenues from wholly- and partially-owned equipment came from non-United States domiciled lessees. Most of the leases require payment in United States (U.S.) currency. If these lessees' currency devalues against the U.S. dollar, the lessees could encounter difficulty in making the U.S. dollar denominated lease payment.

ITEM 4.   CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this report, evaluations were carried out under the supervision and with the participation of the Manager's management, including its President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon those evaluations, the President and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes have been made in the Fund’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluations.

(This space intentionally left blank)

   PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits

      None.

   (b)   Reports on Form 8-K

         None.

(This space intentionally left blank)

CONTROL CERTIFICATION

I, James A. Coyne, certify that:

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

  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this quarterly report is prepared;
              b.    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

              c.    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and board of Managers:
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

  The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003   By:   /s/ James A. Coyne
                                                                                                 James A. Coyne
                                                                                                 President

CONTROL CERTIFICATION

I, Richard K Brock, certify that:

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

             4.    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

             a.    designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this quarterly report is prepared;

              b.    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

              c.    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and board of Managers:

  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
              b.    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

  The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003   By:   /s/ Richard K Brock
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

                                                                                                                                                  PROFESSIONAL LEASE MANAGEMENT
                                                                                                              INCOME FUND I, L.L.C.
                                                                                                              By:   PLM Financial Services, Inc.
                                                                                                                      Manager

Date: May 12, 2003   By: /s/ Richard K Brock
                                                                                                                   Richard K Brock
                                                                                                                   Chief Financial Officer

CERTIFICATION

The undersigned hereby certifies, in their capacity as an officer of the Manager of Professional Lease Management Income Fund I, L.L.C. (the Fund), that the Quarterly Report of the Fund on Form 10-Q for the period ended March 31, 2003, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Fund at the end of such period and the results of operations of the Fund for such period.

                                                                                                             PROFESSIONAL LEASE MANAGEMENT
                                                                                                              INCOME FUND I, L.L.C.
                                                                                                              By:   PLM Financial Services, Inc.
                                                                                                                      Manager

Date: May 12, 2003                                                                                  By:   /s/ James A. Coyne
                                                                                                                      James A. Coyne
                                                                                                                      President

Date: May 12, 2003                                                                                  By:   /s/ Richard K Brock
                                                                                                                      Richard K Brock
                                                                                                                      Chief Financial Officer