Form 10-Q
period 2003-06-30
PROFESSIONAL LEASE MANAGEMENT INCOME FUND I LLC
filed 2003-08-14
CIK 928956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q

     [X]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the fiscal quarter ended June 30, 2003

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
- -

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
CONDENSED BALANCE SHEETS
(in thousands of dollars, except unit amounts)
(unaudited)

	June 30,	December 31,
	2003	2002

Assets

Equipment held for operating leases	$108,231	$89,472
Less accumulated depreciation	(59,306)	(55,619)

Net equipment	48,925	33,853

Cash and cash equivalents	3,900	560
Restricted cash	573	568
Cash held in escrow accounts	1,632	19,792
Accounts and note receivable, less allowance for doubtful
accounts of $2,693 in 2003 and $3,532 in 2002	2,899	2,342
Investment in unconsolidated special-purpose entities	1,737	2,044
Debt placement fees, less accumulated amortization
of $116 in 2003 and $105 in 2002	61	71
Prepaid expenses and other assets	365	443

Total assets	$60,092	$59,673

Liabilities and members’ equity

Liabilities:
Accounts payable and accrued expenses	$1,309	$622
Due to affiliates	263	191
Lessee deposits and reserves for repairs	3,987	3,917
Note payable	16,000	16,000
Total liabilities	21,559	20,730

Commitments and contingencies

Members' equity:
Class A members (4,971,311 units)	38,533	38,943
Class B member	--	--

Total members' equity	38,533	38,943

Total liabilities and members' equity	$60,092	$59,673

See accompanying notes to unaudited condensed financial statements.
- -

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
CONDENSED STATEMENTS OF OPERATIONS
(in thousands of dollars, except weighted-average unit amounts)
(unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2003	2002	2003	2002

Revenues

Lease revenue	$4,650	$4,781	$9,041	$9,531
Interest and other income	93	91	157	189
Gain on disposition of equipment	19	4	123	8
Loss on disposition of equipment	(5)	--	--	--
Total revenues	4,757	4,876	9,321	9,728

Expenses

Depreciation	2,011	1,667	3,855	3,415
Repairs and maintenance	359	418	852	870
Equipment operating expenses	1,792	1,110	2,402	2,094
Insurance expense	165	94	307	209
Management fees to affiliate	269	215	512	428
Interest expense	301	357	603	705
General and administrative expenses
to affiliates	32	121	89	211
Other general and administrative expenses	311	374	693	544
(Recovery of) provision for bad debts	(511)	767	(823)	1,548

Total expenses	4,729	5,123	8,490	10,024

Equity in net income of unconsolidated
special-purpose entities	135	119	276	248

Net income (loss)	$163	$(128)	$1,107	$(48)

Members' share of net income (loss)

Class A members	$108	$(347)	$833	$(487)
Class B member	55	219	274	439

Total	$163	$(128)	$1,107	$(48)

Class A members’ net income (loss) per
weighted-average unit	$0.02	$(0.07)	$0.17	$(0.10)

See accompanying notes to unaudited condensed financial statements.
- -

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
CONDENSED STATEMENTS OF CHANGES IN MEMBERS' EQUITY
For the period from December 31, 2002 to June 30, 2003
(in thousands of dollars)
(unaudited)

	Class A	Class B	Total

Members' equity as of December 31, 2002	$38,943	$--	$38,943

Net income	833	274	1,107

Cash distribution	(1,243)	(274)	(1,517)

Members' equity as of June 30, 2003	$38,533	$--	$38,533

See accompanying notes to unaudited condensed financial statements.
- -

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands of dollars)
(unaudited)

	For the Six Months For the Six Months
	Ended June 30, Ended June 30,
	2003	2002

Operating activities

Net income (loss)	$1,107	$(48)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation	3,855	3,415
Amortization of debt placements fees	11	9
(Recovery of) provision for bad debts	(823)	1,548
Net gain on disposition of equipment	(123)	(8)
Equity in net income of unconsolidated
special-purpose entities	(276)	(248
Changes in operating assets and liabilities:
Accounts and note receivable	268	(1,464)
Prepaid expenses and other assets	78	25
Accounts payable and accrued expenses	687	158
Due to affiliates	72	(52)
Lessee deposits and reserves for repairs	70	144

Net cash provided by operating activities	4,926	3,479

Investing activities

Payments for purchase of equipment and capitalized
improvements	(19,067)	(2)
Distributions from unconsolidated special-purpose
entities	583	564
Decrease in cash held in escrow accounts	18,160	--
Proceeds from disposition of equipment	260	22
Net cash (used in) provided by investing activities	(64)	584

Financing activities

Increase in restricted cash	(5)	(73)
Accounts payable and accrued expenses	--	10
Cash distributions to Class A members	(1,243)	(2,485)
Cash distributions to Class B member	(274)	(439
Net cash used in financing activities	(1,522)	(2,987)

Net increase in cash and cash equivalents	3,340	1,076
Cash and cash equivalents at beginning of period	560	21,837

Cash and cash equivalents at end of period	$3,900	$22,913

See accompanying notes to unaudited condensed financial statements.
- -

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

1.   Opinion of Management

The accompanying unaudited condensed financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the unaudited condensed financial position of Professional Lease Management Income Fund I, L.L.C. (the Fund) as of June 30, 2003 and December 31, 2002, the unaudited condensed statements of operations for the three and six months ended June 30, 2003 and 2002, the unaudited condensed statements of changes in members’ equity for the period from December 31, 2002 to June 30, 2003, and the unaudited condensed statements of cash flows for the six months ended June 30, 2003 and 2002. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from the accompanying condensed financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2002, on file at the Securities and Exchange Commission.

2.   Schedule of Fund Phases

Cash generated from operations after January 1, 2003 cannot be used to purchase additional equipment. Cash generated from operations prior to December 31, 2002, for which PLM Financial Services, Inc. (FSI or the Manager) had entered into legally binding commitments prior to December 31, 2002, may be used to purchase additional equipment after January 1, 2003.

The Fund will terminate on December 31, 2010, unless terminated earlier upon sale of all equipment or by certain other events.

3.   Reclassifications

Certain amounts in the 2002 financial statements have been reclassified to conform to the 2003 presentations. These reclassifications did not have any effect on total assets, total liabilities, members’ equity, or net income (loss).

4.   Cash Distributions

Cash distributions are recorded when declared. Cash distributions are generally paid in the same quarter they are declared and may include amounts in excess of net income that are considered a return of capital. For the six months ended June 30, 2003 and 2002, cash distributions totaled $1.5 million and $2.9 million, respectively, or $0.25 and $0.50 per weighted-average Class A unit, respectively. Cash distributions to the Class A unitholders of $0.4 million and $2.5 million for the six months ended June 30, 2003 and 2002, respectively, was deemed to be a return of capital.

5.   Cash Held in Escrow Accounts

The Fund holds cash in escrow accounts to be used to purchase equipment that it has been legally committed to purchase. During the six months ended June 30, 2003, the Fund used $18.2 million in cash held in escrow accounts at December 31, 2002, to purchase additional equipment. At June 30, 2003, the Fund held $1.6 million in escrow accounts that will be used to purchase equipment in the third quarter of 2003.

6.   Transactions with Manager and Affiliates

The balance due to affiliates as of June 30, 2003 and December 31, 2002 included $0.3 million and $0.2 million, respectively, due to the Manager and its affiliates for management fees.
- -

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

6.   Transactions with Manager and Affiliates (continued)

The Fund’s proportional share of the affiliated expenses incurred by the unconsolidated special-purpose entities (USPEs) during 2003 and 2002 is listed in the following table (in thousands of dollars):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002

Management fees	$16	$15	$31	$32
Data processing and administrative
expenses	6	7	9	12

These affiliate expenses reduced the Fund's proportional share of the equity interest in the income of USPEs.

7.   Equipment

Owned equipment held for operating leases is stated at cost. The components of owned equipment were as follows (in thousands of dollars):

	June 30,	December 31,
	2003	2002

Railcars	$38,344	$19,463
Marine containers	30,999	31,121
Marine vessel	17,000	17,000
Aircraft	15,358	15,358
Trailers	6,530	6,530
	108,231	89,472
Less accumulated depreciation	(59,306)	(55,619)

Net equipment	$48,925	$33,853

As of June 30, 2003, all owned equipment in the Fund’s portfolio was on lease except for three commercial aircraft and 236 railcars with a net book value of $3.5 million. As of December 31, 2002, all owned equipment in the Fund portfolio was on lease except for one commercial aircraft and 172 railcars with a net book value of $0.9 million.

During the six months ended June 30, 2003, the Fund purchased a fleet of railcars for $18.9 million that it had entered into legally binding agreements to purchase in 2002 of which $0.7 million was unpaid and included in accounts payable at June 30, 2003. The Partnership also made capitalized improvements of $0.2 million during the six months ended June 30, 2003

During the six months ended June 30, 2003, the Fund disposed of marine containers and railcars with a net book value of $0.1 million for proceeds of $0.3 million. During the six months ended June 30, 2002, the Fund disposed of marine containers with a net book value of $14,000 for proceeds of $22,000.

Equipment held for operating leases is stated at cost less any reductions to the carrying value as required by Financial Accounting Standards Board (FASB) No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets".
- -

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

The tables below set forth 100% of the assets, liabilities, and equity of the entities in which the Fund has an interest and the Fund’s proportional share of equity in each entity as of June 30, 2003 and December 31, 2002 (in thousands of dollars):

	TWA	TWA
	S/N 49183	MD-82
As of June 30, 2003	Trust 1	Trust 2	Total

Assets
Equipment less accumulated depreciation	$--	$3,564
Total assets	$--	$3,564

Liabilities
Due to affiliates	$5	$5
Total liabilities	5	5

Equity	(5)	3,559

Total liabilities and equity	$--	$3,564

Fund’s share of equity	$--	$1,737	$1,737

	TWA	TWA
	S/N 49183	MD-82
As of December 31, 2002	Trust 1	Trust 2	Total

Assets
Equipment less accumulated depreciation	$--	$4,192
Total assets	$--	$4,192

Liabilities
Accounts payable	$1	$1
Due to affiliates	5	5
Total liabilities	6	6

Equity	(6)	4,186

Total liabilities and equity	$--	$4,192

Fund’s share of equity	$--	$2,044	$2,044

1    The Fund owns a 50% interest in the TWA S/N 49183 Trust that owns an MD-82 stage III commercial aircraft.
2  The Fund owns a 50% interest in the TWA MD-82 Trust that owns an MD-82 stage III commercial aircraft.
- -

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

8.   Investments in Unconsolidated Special-Purpose Entities (continued)

The tables below set forth 100% of the revenues, direct and indirect expenses, and net income (loss) of the entities in which the Fund has an interest, and the Fund‘s proportional share of income (loss) in each entity for the three and six months ended June 30 , 2003 and 2002 (in thousands of dollars):

	TWA	TWA
For the three months ended	S/N 49183	MD-82
June 30, 2003	Trust 1	Trust 2	Total

Revenues	$310	$310
Less: Indirect expenses	22	336
Net income (loss)	$288	$(26)

Fund’s share of net income (loss)	$144	$(9)	$135

	TWA	TWA
For the three months ended	S/N 49183	MD-82
June 30, 2002	Trust 1	Trust 2	Total

Revenues	$315	$315
Less: Direct expenses	(1)	--
Indirect expenses	26	377

Net income (loss)	$290	$(62)

Fund’s share of net income (loss)	$145	$(26)	$119

	TWA	TWA
For the six months ended	S/N 49183	MD-82
June 30, 2003	Trust 1	Trust 2	Total

Revenues	$625	$625
Less: Direct expenses	(1)	(1)
Indirect expenses	43	671

Net income (loss)	$583	$(45)

Fund’s share of net income (loss)	$292	$(16)	$276

	TWA	TWA
For the six months ended	S/N 49183	MD-82
June 30, 2002	Trust 1	Trust 2	Total

Revenues	$630	$630
Less: Direct expenses	(1)	--
Indirect expenses	41	743

Net income (loss)	$590	$(113)

Fund’s share of net income (loss)	$295	$(47)	$248

As of June 30, 2003 and December 31, 2002, all jointly-owned equipment in the Fund’s USPE portfolio was on lease.

1    The Fund owns a 50% interest in the TWA S/N 49183 Trust that owns an MD-82 stage III commercial aircraft.
2 The Fund owns a 50% interest in the TWA MD-82 Trust that owns an MD-82 stage III commercial aircraft.
- -

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

The following tables present a summary of the operating segments (in thousands of dollars):

	Marine				Marine
For the three months ended	Vessel	Aircraft	Railcar	Trailer	Container
June 30, 2003	Leasing	Leasing	Leasing	Leasing	Leasing	Other 1	Total

Revenues
Lease revenue	$1,986	$149	$1,103	$126	$1,286	$--	$4,650
Interest income and other income	42	44	--	--	--	7	93
Gain (loss) on disposition of equipment	--	--	(5)	--	19	--	14

Total revenues	2,028	193	1,098	126	1,305	7	4,757

Expenses
Operations support	2,034	26	124	98	15	19	2,316
Depreciation	309	--	848	91	763	--	2,011
Interest expense	--	--	--	--	--	301	301
Management fees to affiliate	99	33	63	7	67	--	269
General and administrative expenses	18	16	54	49	--	206	343
Provision for (recovery of) bad debts	3	(506)	(8)	--	--	--	(511)
Total expenses	2,463	(431)	1,081	245	845	526	4,729
Equity in net income of USPEs	--	135	--	--	--	--	135

Net income (loss)	$(435)	$759	$17	$(119)	$460	$(519)	$163

Equipment purchases and
capitalized improvements	$--	$--	$4,443	$--	$--	$--	$4,443

Total assets as of June 30, 2003	$7,470	$1,998	$25,861	$1,665	$18,717	$4,381	$60,092

	Marine				Marine
For the three months ended	Vessel	Aircraft	Railcar	Trailer	Container
June 30, 2002	Leasing	Leasing	Leasing	Leasing	Leasing	Other 2	Total

Revenues
Lease revenue	$1,690	$758	$793	$336	$1,204	$--	$4,781
Interest income and other income	--	--	--	--	--	91	91
Gain on disposition of equipment	--	--	1	--	3	--	4

Total revenues	1,690	758	794	336	1,207	91	4,876

Expenses
Operations support	1,273	6	168	145	14	16	1,622
Depreciation	370	--	279	91	927	--	1,667
Interest expense	--	--	--	--	--	357	357
Management fees to affiliate	85	--	52	18	60	--	215
General and administrative expenses	11	27	43	54	--	360	495
Provision for bad debts	--	758	9	--	--	--	767
Total expenses	1,739	791	551	308	1,001	733	5,123
Equity in net income of USPEs	--	119	--	--	--	--	119

Net income (loss)	$(49)	$86	$243	$28	$206	$(642)	$(128)

1   Includes certain assets not identifiable to a specific segment such as cash, certain restricted cash, deferred charges and certain prepaid expenses and other assets. Also includes certain interest income and costs not identifiable to a particular segment, such as interest expense, and certain general and administrative and operations support expenses.
2   Includes interest income and costs not identifiable to a particular segment, such as interest expense, and certain general and administrative and operations support expenses.
- -

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

9.   Operating Segments (continued)

	Marine				Marine
For the six months ended	Vessel	Aircraft	Railcar	Trailer	Container
June 30, 2003	Leasing	Leasing	Leasing	Leasing	Leasing	Other 1	Total

Revenues
Lease revenue	$3,818	$327	$1,871	$400	$2,625	$--	$9,041
Interest income and other income	42	74	25	--	--	16	157
Gain on disposition of equipment	--	--	62	--	61	--	123

Total revenues	3,860	401	1,958	400	2,686	16	9,321

Expenses
Operations support	2,877	34	361	222	30	37	3,561
Depreciation	617	--	1,462	182	1,594	--	3,855
Interest expense	--	--	--	--	--	603	603
Management fees to affiliate	191	58	111	21	131	--	512
General and administrative expenses	35	30	149	95	--	473	782
Provision for (recovery of ) bad debts	3	(839)	13	--	--	--	(823)
Total expenses	3,723	(717)	2,096	520	1,755	1,113	8,490
Equity in net income of USPEs	--	276	--	--	--	--	276

Net income (loss)	$137	$1,394	$(138)	$(120)	$931	$(1,097)	$1,107

Equipment purchases and
capitalized improvements	$--	$--	$19,065	$--	$2	$--	$19,067

	Marine				Marine
For the six months ended	Vessel	Aircraft	Railcar	Trailer	Container
June 30, 2002	Leasing	Leasing	Leasing	Leasing	Leasing	Other 1	Total

Revenues
Lease revenue	$3,253	$1,516	$1,671	$658	$2,433	$--	$9,531
Interest income and other income	--	--	--	--	--	189	189
Gain on disposition of equipment	--	--	1	--	7	--	8

Total revenues	3,253	1,516	1,672	658	2,440	189	9,728

Expenses
Operations support	2,468	13	321	310	29	32	3,173
Depreciation	740	--	559	183	1,933	--	3,415
Interest expense	--	--	--	--	--	705	705
Management fees to affiliate	163	--	110	33	122	--	428
General and administrative expenses	20	39	84	103	--	509	755
Provision for bad debts	--	1,516	10	22	--	--	1,548
Total expenses	3,391	1,568	1,084	651	2,084	1,246	10,024
Equity in net income of USPEs	--	248	--	--	--	--	248

Net income (loss)	$(138)	$196	$588	$7	$356	$(1,057)	$(48)

10.   Net Income (Loss) Per Weighted-Average Class A Unit

Net income (loss) per weighted-average Class A unit was computed by dividing net income or loss attributable to Class A members by the weighted-average number of Class A units deemed outstanding during the period. The weighted-average number of Class A units deemed outstanding during the three and six months ended June 30, 2003 and 2002 was 4,971,311 units.

11.   Debt

The Fund is a participant in a $10.0 million warehouse facility. The warehouse facility, which was scheduled to expire on June 30, 2003, was extended until September 30, 2003 during June 2003. As of June 30, 2003 and December 31, 2002, the Fund had no borrowings outstanding under this facility.

As the Fund may not invest cash generated from operations after January 1, 2003, the Manager does not expect the Fund to participate in the warehouse facility beyond its current expiration on September 30, 2003.

1   Includes certain interest income and other income and costs not identifiable to a particular segment, such as interest expense, and certain general and administrative and operations support expenses.
- -

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

12.   Commitments and Contingencies

As of June 30, 2003 and December 31, 2002, the Manager had committed the Fund to purchase a total of $1.6 million and $19.8 million, respectively, in railcar equipment. The funds to purchase these railcars are with an unaffiliated escrow agent and reported as cash held in escrow accounts on the accompanying unaudited balance sheets. These purchases will be completed in third quarter of 2003.

Commitments and contingencies as of June 30, 2003 are as follows (in thousands of dollars):

		Less than	1-3	4-5	After 5
Current Obligations	Total	1 Year	Years	Years	Years

Commitment to purchase railcars	$1,632	$1,632	$--	$--	$--

13.   Recent Accounting Pronouncements

In January 2003, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). This interpretation clarifies existing accounting principles related to the preparation of consolidated financial statements when the owners of an USPE do not have the characteristics of a controlling financial interest or when the equity at risk is not sufficient for the entity to finance its activities without additional subordinated financial support from others. FIN 46 requires the Fund to evaluate all existing arrangements to identify situations where the Fund has a “variable interest,” commonly evidenced by a guarantee arrangement or other commitment to provide financial support, in a “variable interest entity,” commonly a thinly capitalized entity, and further determine when such variable interest requires the Fund to consolidate the variable interest entities’ financial statements with its own. The Fund is required to perform this assessment by September 30, 2003 and consolidate any variable interest entities for which the Fund will absorb a majority of the entities’ expected losses or receive a majority of the expected residual gains. The Manager has not determined the impact FIN 46 will have on the financial condition or results of operation of the Fund.

In May 2003, FASB issued Statement of Financial Accounting Standard No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (SFAS No. 150) establishes standards for how the Fund classifies and measures certain financial instruments with characteristics of both liabilities and equity. In addition, SFAS No. 150 requires the Fund to classify certain instruments with specific characteristics described in it as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Manager does not expect that the adoption of SFAS No. 150 will have a significant impact on either its financial position or results of operations.
14. Subsequent Events

From July 1, 2003 through August 13, 2003, the Fund paid $1.4 million for railcars that it had committed to purchase in 2002. The funds to purchase this equipment were classified as cash held in escrow accounts on the accompanying unaudited balance sheets.

The Fund declared and paid cash distributions to the members totaling $1.1 million during July and August 2003.
- -

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(I)   RESULTS OF OPERATIONS

Comparison of the Professional Lease Management Income Fund I, L.L.C.’s (the Fund's) Operating Results for the Three Months Ended June 30, 2003 and 2002

(A)    Owned Equipment Operations

For purposes of this discussion, lease revenues less direct expenses (defined as repairs and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment decreased during the second quarter of 2003, compared to the same quarter of 2002. Net gains from the disposal of equipment, interest and other income and certain expenses such as management fees to affiliate, depreciation and amortization, general and administrative expenses and (recovery of) provision for bad debts relating to the operating segments (see Note 9 to the unaudited condensed financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

	For the Three Months
	Ended June 30,
	2003	2002

Marine containers	$1,271	$1,190
Railcars	979	625
Aircraft	123	752
Trailers	28	191
Marine vessel	(48)	417

Marine containers:   Marine container lease revenues and direct expenses were $1.3 million and $15,000, respectively, for the second quarter of 2003, compared to $1.2 million and $14,000, respectively, during the same quarter of 2002. The increase in lease revenues of $0.1 million during the second quarter of 2003 compared to 2002 was due to higher utilization of the Fund's marine containers. A significant number of the Fund’s marine containers currently on a fixed rate lease will be switching to a lease based on utilization. The Manager anticipates that this will result in a significant decrease in lease revenues.

Railcars:   Railcar lease revenues and direct expenses were $1.1 million and $0.1 million, respectively, for the second quarter of 2003, compared to $0.8 million and $0.2 million, respectively, during the same quarter of 2002. An increase in railcar lease revenues of $0.5 million during the second quarter of 2003 was due to the purchase and lease of railcars during the first and second quarters of 2003. This increase was offset, in part, by a decrease of $0.2 million in lease revenues caused by the increase in the number of railcars off-lease in the second quarter of 2003 compared to the same period of 2002. During the second quarter of 2003, direct expenses decrease of $0.1 million due to lower repairs and maintenance expense. This decrease was partially offset by higher insurance expenses of $32,000 compared to the same period of 2002.

Aircraft:   Aircraft lease revenues and direct expenses were $0.1 million and $26,000, respectively, for the second quarter of 2003, compared to $0.8 million and $6,000, respectively, during the same quarter of 2002. A decrease in lease revenues of $0.3 million was due to one of the Fund’s owned aircraft being off-lease during the second quarter of 2003 compared to the same period of 2002, during which this aircraft was on-lease and a decrease of $0.3 million was due to the reduction in the lease rate on two of the Fund's owned aircraft compared to the same period of 2002.

Trailers:   Trailer lease revenues and direct expenses were $0.1 million and $0.1 million, respectively, for the second quarter of 2003, compared to $0.3 million and $0.1 million, respectively, during the same quarter of 2002. During the second quarter 2003, a decrease in lease revenues of $0.2 million was caused by lower lease rates earned on the Partnership’s trailers. Direct expenses decreased $47,000 in the second quarter of 2003 compared to the same period of 2002 due to lower repairs resulting from reduced maintenance expense.

Marine vessel:   Marine vessel lease revenues and direct expenses were $2.0 million and $2.0 million, respectively, for the second quarter of 2003, compared to $1.7 million and $1.3 million, respectively, during the same quarter of 2002. Lease revenues increased $0.3 million in the second quarter of 2003 due to a higher lease rate earned on the Fund’s marine vessel. Direct operating expenses increased $0.8 million during the second quarter of 2003 due to higher voyage expenses.

(B)    Interest and Other Income

Interest and other income remained relatively the same for the three months ended June 30, 2003 and 2002. During the second quarter of 2003, an increase in other income of $0.1 million was primarily due interest income earned from a note receivable. This increase was offset by $0.1 million decrease in interest income caused by lower cash balances compared to the same period in 2002.

(C)    Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $2.4 million for the three months ended June 30, 2003 decreased from $3.5 million for the same period in 2002. Significant variances are explained as follows:

   (i)   (Recovery of) provision for bad debts decreased $1.3 million compared to 2002. During 2003, the Fund recorded a recovery of accounts receivable of $0.5 million due to the collection of accounts receivable that had been previously reserved for as a bad debt. A provision for bad debts of $0.8 million was recorded in the second quarter of 2002 based on PLM Financial Services, Inc.’s (FSI or the Manager’s) evaluation of the collectability of receivables related to one aircraft lessee;

   (ii)   A $0.2 million decrease in general and administrative expenses during the three months ended June 30, 2003 was due to lower administrative costs during the second quarter of 2003 compared to the same period of 2002;

   (iii)   A $0.1 million decrease in interest expense was due to lower average borrowings outstanding during the quarter ended June 30, 2003 compared to the same period in 2002;

   (iv)   A $0.1 million increase in management fees was due to the collection of $0.5 million from bad debts that had been previously reserved for; and

   (v)   An $0.3 million increase in depreciation expenses from 2002 levels reflects the increase of approximately $0.6 million caused by purchase of railcars during the first and second quarters of 2003 partially offset by a decrease of approximately $0.3 million caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned.

(D)   Net Gain on Disposition of Owned Equipment

Net gain on disposition of owned equipment for the second quarter of 2003 totaled $14,000 which resulted from the disposition of marine containers and a railcar with a net book value of $36,000 for proceeds of $50,000. Gain on disposition of owned equipment for the second quarter of 2002 totaled $4,000 which resulted from the disposition of marine containers with a net book value of $2,000 for proceeds of $6,000.

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

The following USPE discussion is based on the Fund's proportional share of revenues, depreciation expense, direct expenses, and administrative expenses in the USPEs:

As of June 30, 2003 and 2002, the Fund owned interests in two trusts that each own a commercial aircraft. During the three months ended June 30, 2003 and 2002, lease revenues of $0.3 million were partially offset by depreciation expense, direct expenses, and administrative expenses of $0.2 million.

(F)   Net Income (Loss)

As a result of the foregoing, the Fund had a net income of $0.2 million for the three months ended June 30, 2003, compared to net loss of $0.1 million during the same period of 2002. The Fund's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Fund's performance in the second quarter of 2003 is not necessarily indicative of future periods. In the second quarter of 2003, the Fund distributed $0.6 million to Class A members, or $0.12 per weighted-average Class A unit.

Comparison of the Fund's Operating Results for the Six Months Ended June 30, 2003 and 2002

(A)    Owned Equipment Operations

Lease revenues less direct expenses on owned equipment decreased during the six months ended June 30, 2003, compared to the same period of 2002. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

	For the Six Months
	Ended June 30,
	2003	2002

Marine containers	$2,595	$2,404
Railcars	1,510	1,350
Marine vessel	941	785
Aircraft	293	1,503
Trailers	178	348

Marine containers:   Marine container lease revenues and direct expenses were $2.6 million and $30,000, respectively, for the six months ended June 30, 2003, compared to $2.4 million and $29,000, respectively, during the same period of 2002. The increase in lease revenues of $0.2 million during the six months ended June 30, 2003 compared to the same period of 2002 was due to higher utilization on the Fund's marine containers. A significant number of the Fund’s marine containers currently on a fixed rate lease will be switching to a lease based on utilization. The Manager anticipates that this will result in a significant decrease in lease revenues.

Railcars:   Railcar lease revenues and direct expenses were $1.9 million and $0.4 million, respectively, for the six months ended June 30, 2003, compared to $1.7 million and $0.3 million, respectively, during the same period of 2002. An increase in railcar lease revenues of $0.6 million during the six months ended June 30, 2003 was due to the purchase and lease of railcars during the first and second quarters of 2003 offset, in part, by a decrease of $0.4 million in lease revenues caused by the increase in the number of railcars off-lease compared to the same period of 2002. During the six months ended June 30, 2003, an increase in direct expenses of $0.1 million was due to higher insurance expenses. This increase was partially offset by a decrease of $24,000 in repair and maintenance compared to the same period of 2002.

Marine vessel:   Marine vessel lease revenues and direct expenses were $3.8 million and $2.9 million, respectively, for the six months ended June 30, 2003, compared to $3.3 million and $2.5 million, respectively, during the same period of 2002. Lease revenues increased $0.6 million in the six months ended June 30, 2003 due to a higher lease rate earned on the Fund’s marine vessel. Direct operating expenses increased $0.4 million during the six months ended June 30, 2003 due to higher voyage expenses.

Aircraft:   Aircraft lease revenues and direct expenses were $0.3 million and $34,000, respectively, for the six months ended June 30, 2003, compared to $1.5 million and $13,000, respectively, during the same period of 2002. A decrease in lease revenues of $0.5 million was due to one of the Fund’s owned aircraft being off-lease during the six months ended June 30, 2003 compared to the same period of 2002, during which this aircraft was on-lease and a decrease of $0.6 million was due to the reduction in the lease rate on two of the Fund's owned aircraft compared to the same period of 2002.

Trailers:   Trailer lease revenues and direct expenses were $0.4 million and $0.2 million, respectively, for the six months ended June 30, 2003, compared to $0.7 million and $0.3 million, respectively, during the same period of 2002. During the six months ended June 30, 2003, a decrease in lease revenues of $0.3 million caused by lower lease rates earned on the Partnership’s trailers. Direct expenses decreased $0.1 million in the six months ended June 30, 2003 compared to the same period of 2002 due to lower repairs and maintenance.
- -

(B)    Interest and Other Income

Interest and other income was $0.2 million for the six months ended June 30, 2003 and 2002. During the six months ended June 30, 2003, an increase in other income due of $0.1 million was primarily due to interest income of $0.1 million earned from a note receivable. This increase was offset by $0.2 million decrease in interest income caused by lower cash balances compared to the same period in 2002.

(C)    Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $5.0 million for the six months ended June 30, 2003 decreased from $6.9 million for the same period in 2002. Significant variances are explained as follows:

   (i)   (Recovery of) provision for bad debts decreased $2.4 million compared to 2002. During 2003, the Fund recorded a recovery of accounts receivable of $0.8 million due to the collection of accounts receivable that had been previously reserved for as a bad debt. A provision for bad debts of $1.5 million was recorded in the six months ended June 30, 2002 based on the Manager’s evaluation of the collectability of receivables related to one aircraft lessee;

   (ii)   A $0.1 million decrease in interest expense was due to lower average borrowings outstanding during the six months ended June 30, 2003 compared to the same period in 2002;

   (iii)   A $0.1 million increase in management fees was due to the collection of $0.8 million from bad debts that had been previously reserved for; and

   (iv)   A $0.4 million increase in depreciation and amortization expenses from 2002 levels reflects the increase of approximately $0.9 million caused by purchase of railcars during the six months ended June 30, 2003 partially offset by a decrease of $0.5 million caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned.

(D)   Gain on Disposition of Owned Equipment

Gain on disposition of owned equipment for the six months ended June 30, 2003 totaled $0.1 million which resulted from the disposition of marine containers and railcars with a net book value of $0.1 million for proceeds of $0.2 million. Gain on disposition of owned equipment for the six months ended June 30, 2002 totaled $8,000 which resulted from the disposition of marine containers with a net book value of $14,000 for $22,000.

(E)   Equity in Net Income of Unconsolidated Special-Purpose Entities

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

The following USPE discussion is based on the Fund's proportional share of revenues, depreciation expense, direct expenses, and administrative expenses in the USPEs:

As of June 30, 2003 and 2002, the Fund owned interests in two trusts that each own a commercial aircraft. During the six months ended June 30, 2003, lease revenues of $0.6 million were partially offset by depreciation expense, direct expenses, and administrative expenses of $0.3 million. During the same period of 2002, lease revenues of $0.6 million were partially offset by depreciation expense, direct expenses, and administrative expenses of $0.4 million.

A decrease in depreciation expense of $32,000 was caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned

(F)   Net Income (Loss)

As a result of the foregoing, the Fund had a net income of $1.1 million for the six months ended June 30, 2003, compared to net loss of $48,000 during the same period of 2002. The Fund's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Fund's performance in the six months ended June 30, 2003 is not necessarily indicative of future periods. In the six months ended June 30, 2003, the Fund distributed $1.2 million to Class A members, or $0.25 per weighted-average Class A unit.

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

The Manager believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Fund's financial statements:

Revenue recognition: Lease revenues are earned by the Fund monthly and no significant amounts are calculated on factors other than the passage of time. The Fund’s leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred.

Asset lives and depreciation methods: The Fund’s primary business involves the purchase and subsequent lease of long-lived transportation and related equipment. The Manager has chosen asset lives that it believes correspond to the economic life of the related asset. The Manager has chosen a deprecation method that it believes matches the benefit to the Fund from the asset with the associated costs. These judgments have been made based on the Manager’s expertise in each equipment segment that the Fund operates. If the asset life and depreciation method chosen does not reduce the book value of the asset to at least the potential future cash flows from the asset to the Fund, the Fund would be required to record an impairment loss. Likewise, if the net book value of the asset was less than the economic value, the Fund may record a gain on sale upon final disposition of the asset.

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

(III)    FINANCIAL CONDITION - CAPITAL RESOURCES AND LIQUIDITY

For the six months ended June 30, 2003, the Fund generated operating cash of $4.9 million to meet its operating obligations, pay debt and interest payments and make distributions (total of $1.5 million for six months ended June 30, 2003) to the members.

During the six months ended June 30, 2003, the Fund purchased a fleet of railcars for $18.9 million using cash held in escrow accounts of $18.2 million. The remaining balance of $0.7 million is included in accounts payable and accrued expenses at June 30, 2003. The Fund also made capitalized improvements of $0.2 million.

During the six months ended June 30, 2003, the Fund disposed of owned equipment for proceeds of $0.3 million.

Cash held in escrow accounts decreased $18.2 million during 2003 due to the purchase of railcars for which the Fund entered into legally binding commitments to purchase in 2002.

Accounts and note receivable increased $0.6 million in the six months ended June 30, 2003. This increase was due to a decrease in the allowance for bad debts of $0.8 million due to the collection of accounts receivable that had been previously reserved for as a bad debt and an increase of $0.6 million due to the timing of lease receipts partially offset by a decrease of $0.8 million in note receivable.

Investments in USPEs decreased $0.3 million during the six months ended June 30, 2003 due to cash distributions of $0.6 million from the USPEs to the Fund being partially offset by income of $0.3 million that was recorded by the Fund for its equity interests in the USPEs.

Accounts payable increased $0.7 million during the six months ended June 30, 2003 due to the accrual of $0.7 million resulting from the purchase of additional railcars that the Fund committed to purchase in 2002.

Due to affiliates increased $0.1 million during the six months ended June 30, 2003 due to timing of the payment to affiliates.

Lessee deposits and reserve for repairs increased $0.1 million during the six months ended June 30, 2003 due to the accrual of marine vessel dry-docking reserves.

The Fund is scheduled to make a debt payment of $3.0 million to the lenders of the note payable on December 31, 2003. The cash for this payment will come from operations and proceeds from equipment dispositions.

The Fund is a participant in a $10.0 million warehouse facility. The warehouse facility is shared by the Fund, PLM Equipment Growth Fund V, PLM Equipment Growth Fund VI, PLM Equipment Growth & Income Fund VII, and Acquisub LLC, a wholly owned subsidiary of PLM International Inc. (PLMI). The facility provides for financing up to 100% of the cost of the equipment and expires on September 30, 2003. Any borrowings by the Fund are collateralized by equipment purchased with the proceeds of the loan. Outstanding borrowings by one borrower reduce the amount available to each of the other borrowers under the facility. Individual borrowings may be outstanding for no more than 270 days, with all advances due no later than September 30, 2003. Interest accrues either at the prime rate or LIBOR plus 2.0% at the borrower’s option and is set at the time of an advance of funds. Borrowings by the Fund are guaranteed by PLMI. The Fund is not liable for the advances made to other borrowers.

As of August 13, 2003, Acquisub LLC had outstanding borrowings on the warehouse facility of $2.5 million. There were no other outstanding borrowings on this facility by the Partnership or any of the other eligible borrowers.

As the Fund may not invest cash generated from operations after January 1, 2003, the Manager does not expect the Fund to participate in the warehouse credit facility beyond its current expiration date on September 30, 2003.

As of August 13, 2003, the Manager had committed the Fund to purchase a total of $0.3 million in railcar equipment. The funds to purchase these railcars are with an unaffiliated escrow agent and reported as cash held in escrow accounts on the accompanying unaudited balance sheet. These purchases will be completed in the third quarter of 2003.

Commitments and contingencies as of August 13, 2003 are as follows (in thousands of dollars):

		Less than	1-3	4-5	After 5
Current Obligations	Total	1 Year	Years	Years	Years

Commitment to purchase railcars	$281	$	$--	$--	--

(IV)   RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, Financial Accounting Standards Board (FASB) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). This interpretation clarifies existing accounting principles related to the preparation of consolidated financial statements when the owners of an USPE do not have the characteristics of a controlling financial interest or when the equity at risk is not sufficient for the entity to finance its activities without additional subordinated financial support from others. FIN 46 requires the Fund to evaluate all existing arrangements to identify situations where the Fund has a “variable interest,” commonly evidenced by a guarantee arrangement or other commitment to provide financial support, in a “variable interest entity,” commonly a thinly capitalized entity, and further determine when such variable interest requires the Fund to consolidate the variable interest entities’ financial statements with its own. The Fund is required to perform this assessment by September 30, 2003 and consolidate any variable interest entities for which the Fund will absorb a majority of the entities’ expected losses or receive a majority of the expected residual gains. The Manager has not determined the impact FIN 46 will have on the financial condition or results of operation of the Fund.

In May 2003, FASB issued Statement of Financial Accounting Standard No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (SFAS No. 150) establishes standards for how the Fund classifies and measures certain financial instruments with characteristics of both liabilities and equity. In addition, SFAS No. 150 requires the Fund to classify certain instruments with specific characteristics described in it as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Manager does not expect that the adoption of SFAS No. 150 will have a significant impact on either its financial position or results of operations.

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

Other factors affecting the Fund’s operations in the remainder of 2003 and beyond include:

(1)   Starting in 2003 and continuing through 2005, a significant number of the Fund’s marine containers currently on a fixed rate lease will be switching to a lease based on utilization. The Manager anticipates that this will result in a significant decrease in lease revenues;

(2)   Signs of economic recovery in the railcar segment continue to be mixed. Total industrial production rose in May for the first time in three months and Leading Economic Indicators remain positive. However, costs in the fertilizer industry have remained high, putting pressure on the profitability of ammonia producers, a key market segment for the demand of the types of railcars which are the core of Partnership's fleet. As manufacturing recovers, chemical and allied products carloadings are generally forecast to grow between 1% and 3% in the third and fourth quarters of 2003. North American railcar manufacturing capacity utilization, as reported informally by the manufacturers themselves, continues to increase and lead times are extending. Full service leasing has been on a slightly positive trend since the third quarter of 2002. The speed of recovery in lease rates will continue to be dependent on the number of idle railcars in fleets owned by various shippers;

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

(4)   Utilization of intermodal trailers owned by the Partnership was 52% in the three months ended June 30, 2003 which was approximately 3% below the three months ended June 30, 2002.  Industry-wide utilization of intermodal trailers was 46% in the three months ended June 30, 2003 compared to 51% in the same period of 2002.  As the Partnership's trailers are smaller than many shippers prefer, the General Partner expects utilization to have little opportunity to increase over the next few years;

(5)   Market demand for new and used aircraft has been severely impacted by the poor financial condition of the airline industry caused by lower passenger travel following the events of September 11, 2001 a weak domestic economy and the war in Iraq. The Manager believes that there is a significant oversupply of commercial aircraft available, that has caused a decrease in aircraft fair market values and that this oversupply will continue for some time. The Manager does not expect these aircraft to return to their pre-September 11, 2001 values. During 2003, severe acute respiratory syndrome (SARS) has had a dramatic effect on passenger travel to countries in Asia and to a certain extent, portions of Canada.

During 2001, the lessee of three Stage II Boeing 737-200 commercial aircraft notified the Manager of its intention to return this aircraft and stopped making lease payments. During October 2002, the Manager reached an agreement with the lessee of this aircraft for the past due lease payments. The lessee made an initial payment during October 2002, to be followed by 23 equal monthly installments beginning in November 2002. Unpaid outstanding amounts will accrue interest at a rate of 5%. The balance outstanding at June 30, 2003 was $2.8 million. Due to the uncertainty of ultimate collection, the Manager will continue to fully reserve the unpaid outstanding balance less the security deposit from this lessee. As of August 13, 2003, the lessee was current with all the installment payments due to the Partnership except for the installment payment due during August.

The lessee of two partially owned MD-82 commercial aircraft that are on lease until 2008 has encountered financial difficulty. If the airline does go into bankruptcy, the aircraft could be returned to the Fund prior to its lease expiration date or, alternatively, the Fund could attempt to renegotiate with the carrier at a significantly lower lease rate. Due to the poor market condition for equipment of this type, if the equipment is returned prior to its lease expiration date, it may either be off-lease for a considerable period of time or re-leased at a substantially lower rate. In an effort to assist the airline to stay out of bankruptcy, the Fund has agreed to reduce the lease payment due on each aircraft by approximately 5% a month.

The Fund currently has three Boeing 737 commercial aircraft off-lease. Each of these aircraft is in excess of 25 years of age. Due to the age of these aircraft and the economic condition of the airline industry, these aircraft will be difficult to remarket and may be off-lease for a considerable period of time.

(6)   The Manager has seen an increase in its insurance premiums on its equipment portfolio and is finding it more difficult to find an insurance carrier with which to place the coverage. Premiums for aircraft have increased over 50% and for other types of equipment the increases have been over 25%. The increase in insurance premiums caused by the increased rate will be partially mitigated by the reduction in the value of the Fund’s equipment portfolio caused by the events of September 11, 2001 and other economic factors. The Manager has also experienced an increase in the deductible required to obtain coverage. This may have a negative impact on the Fund in the event of an insurance claim; and

(7)   As a result of the increase in off-lease equipment, the Manager expects the Fund will incur higher remarketing and storage costs during the remainder of 2003.

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

(VI)    FORWARD-LOOKING INFORMATION

Except for the historical information contained herein, this Form 10-Q contains forward-looking statements that involve risks and uncertainties, such as statements of the Fund’s plans, objectives, expectations, and intentions. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q. There are a number of important factors that could cause actual results to differ materially from those expressed in any forward-looking statements made herein. These factors include, but are not limited to, the collection of the Fund’s contracted rents, the realization of residual proceeds, and future economic conditions.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Fund’s primary market risk exposure is that of currency devaluation risk. During the six months ended June 30, 2003, 77% of the Fund’s total lease revenues from wholly- and partially-owned equipment came from non-United States domiciled lessees. Most of the leases require payment in United States (U.S.) currency. If these lessees' currency devalues against the U.S. dollar, the lessees could encounter difficulty in making the U.S. dollar denominated lease payment.

ITEM 4.   CONTROLS AND PROCEDURES

Limitations on the Effectiveness of Controls

The Manager’s management, including it’s President and Chief Accounting Officer (CAO), does not expect that our internal controls or disclosure control will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

Because of the inherent limitations in all control systems, no evaluation of control can provide absolute assurance that all control issues and instances of fraud, if any, within the Fund have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, collusion of two or more people, or by management override of the control. The design of any system of controls also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Notwithstanding the forgoing limitations, we believe that our internal controls and disclosure control provide reasonable assurances that the objectives of our control system are met.

Quarterly Evaluation of the Fund’s Disclosure Controls and Internal Controls

(1)   Within the 90-day period prior to the filing of this report, the Manager carried out an evaluation, under the supervision and with the participation of the Manager’s management, including it’s President and CAO, of the effectiveness of the design and operation of the Fund’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and CAO concluded that the Fund’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Fund’s required to be included in the Fund’s exchange act filings.

(2)   There have been no significant changes in the Fund’s internal controls or in other factors which could significantly affect internal controls subsequent to the date of the Manager carried out its evaluations.

- -

   PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits

10.1   Fifth amendment to the Warehouse Credit Agreement, dated June 30, 2003.

   (b)   Reports on Form 8-K

Report dated June 5, 2003 announcing the engagement of Ernst & Young LLP as the Fund’s auditors and the dismissal of Deloitte & Touche LLP.

(This space intentionally left blank)

- -

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

Date: August 13, 2003   By:   /s/ James A. Coyne
   James A. Coyne
   President

- -

CONTROL CERTIFICATION

I, Richard K Brock, certify that:

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

Date: August 13, 2003    By:   /s/ Richard K Brock
   Richard K Brock
   Chief Financial Officer
   (Principal Financial Officer)
- -

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     PROFESSIONAL LEASE MANAGEMENT
       INCOME FUND I, L.L.C.

       By:   PLM Financial Services, Inc.
      Manager

Date: August 13, 2003   By: /s/ Richard K Brock ___________
   Richard K Brock
   Chief Financial Officer

CERTIFICATION

The undersigned hereby certifies, in their capacity as an officer of the Manager of Professional Lease Management Income Fund I, L.L.C. (the Fund), that the Quarterly Report of the Fund on Form 10-Q for the period ended June 30, 2003, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Fund at the end of such period and the results of operations of the Fund for such period.

   PROFESSIONAL LEASE MANAGEMENT
   INCOME FUND I, L.L.C.
   By:   PLM Financial Services, Inc.
      Manager

Date: August 13, 2003      By:   /s/ James A. Coyne
   James A. Coyne
   President

Date: August 13, 2003      By:   /s/ Richard K Brock
   Richard K Brock
   Chief Financial Officer