Form 10-Q
period 2003-09-30
PROFESSIONAL LEASE MANAGEMENT INCOME FUND I LLC
filed 2003-11-13
CIK 928956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q

[X]    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal quarter ended September 30, 2003

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
(A Delaware Limited Liability Company)
CONDENSED BALANCE SHEETS
(in thousands of dollars, except unit amounts)
(unaudited)

	September 30,	December 31,
	2003	2002

Assets

Equipment held for operating leases	$108,882	$89,472
Less accumulated depreciation	(61,547)	(55,619)

Net equipment	47,335	33,853

Cash and cash equivalents	5,822	560
Restricted cash	573	568
Cash held in escrow accounts	--	19,792
Accounts and note receivable, less allowance for doubtful
accounts of $2,091 in 2003 and $3,532 in 2002	2,750	2,342
Investment in unconsolidated special-purpose entities	1,582	2,044
Debt placement fees, less accumulated amortization
of $118 in 2003 and $105 in 2002	58	71
Prepaid expenses and other assets	282	443

Total assets	$58,402	$59,673

Liabilities and members’ equity

Liabilities:
Accounts payable and accrued expenses	$731	$622
Due to affiliates	246	191
Lessee deposits and reserves for repairs	3,972	3,917
Note payable	16,000	16,000
Total liabilities	20,949	20,730

Commitments and contingencies

Members' equity:
Class A members (4,971,311 units)	37,453	38,943
Class B member	--	--

Total members' equity	37,453	38,943

Total liabilities and members' equity	$58,402	$59,673

See accompanying notes to unaudited condensed financial statements.

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
CONDENSED STATEMENTS OF OPERATIONS
(in thousands of dollars, except weighted-average unit amounts)
(unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2003	2002	2003	2002

Revenues

Lease revenue	$4,488	$4,243	$13,529	$13,774
Interest and other income	87	105	244	294
Gain on disposition of equipment	38	154	156	161
Loss on disposition of equipment	(5)	(5)	--	(4)
Total revenues	4,608	4,497	13,929	14,225

Expenses

Depreciation	2,015	1,640	5,864	5,055
Repairs and maintenance	344	576	1,196	1,446
Equipment operating expenses	1,054	1,095	3,456	3,189
Insurance expense	137	101	444	307
Management fees to affiliate	281	188	793	616
Interest expense	304	348	907	1,056
General and administrative expenses
to affiliates	35	26	124	237
Other general and administrative expenses	348	550	1,041	1,094
Loss on impairment of equipment	309	--	315	--
(Recovery of) provision for bad debts	(475)	658	(1,298)	2,206

Total expenses	4,352	5,182	12,842	15,206

Equity in net income of unconsolidated
special-purpose entities	126	92	402	340

Net income (loss)	$382	$(593)	$1,489	$(641)

Members' share of net income (loss)

Class A members	$163	$(812)	$996	$(1,299)
Class B member	219	219	493	658

Total	$382	$(593)	$1,489	$(641)

Class A members’ net income (loss) per
weighted-average unit	$0.03	$(0.16)	$0.20	$(0.26)

See accompanying notes to unaudited condensed financial statements.
- -

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
CONDENSED STATEMENTS OF CHANGES IN MEMBERS' EQUITY
For the period from December 31, 2002 to September 30, 2003
(in thousands of dollars)
(unaudited)

	Class A	Class B	Total

Members' equity as of December 31, 2002	$38,943	$--	$38,943

Net income	996	493	1,489

Cash distribution	(2,486)	(493)	(2,979)

Members' equity as of September 30, 2003	$37,453	$--	$37,453

See accompanying notes to unaudited condensed financial statements.

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands of dollars)
(unaudited)

	For the Nine Months
	Ended September 30,
	2003	2002

Operating activities

Net income (loss)	$1,489	$(641)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation	5,864	5,055
Amortization of debt placements fees	13	12
(Recovery of) provision for bad debts	(1,298)	2,206
Net gain on disposition of equipment	(156)	(157)
Loss on impairment of equipment	315	--
Equity in net income of unconsolidated
special-purpose entities	(402)	(340)
Changes in operating assets and liabilities:
Accounts and note receivable	890	(2,069)
Prepaid expenses and other assets	161	(89)
Accounts payable and accrued expenses	109	745
Due to affiliates	55	(77)
Lessee deposits and reserves for repairs	55	227

Net cash provided by operating activities	7,095	4,872

Investing activities

Payments for purchase of equipment and capitalized
improvements	(19,853)	(9)
Distributions from unconsolidated special-purpose
entities	864	862
Decrease in cash held in escrow accounts	19,792	--
Proceeds from disposition of equipment	348	311
Net cash provided by investing activities	1,151	1,164

Financing activities

Increase in restricted cash	(5)	(653)
Cash distributions to Class A members	(2,486)	(3,737)
Cash distributions to Class B member	(493)	(658)
Net cash used in financing activities	(2,984)	(5,048)

Net increase in cash and cash equivalents	5,262	988
Cash and cash equivalents at beginning of period	560	21,837

Cash and cash equivalents at end of period	$5,822	$22,825

See accompanying notes to unaudited condensed financial statements.

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

1.    Opinion of Management

The accompanying unaudited condensed financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the unaudited condensed financial position of Professional Lease Management Income Fund I, L.L.C. (the Fund) as of September 30, 2003 and December 31, 2002, the unaudited condensed statements of operations for the three and nine months ended September 30, 2003 and 2002, the unaudited condensed statements of changes in members’ equity for the period from December 31, 2002 to September 30, 2003, and the unaudited condensed statements of cash flows for the nine months ended September 30, 2003 and 2002. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from the accompanying condensed financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2002, on file at the Securities and Exchange Commission.

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

4.    Cash Distributions

Cash distributions are recorded when declared. Cash distributions are generally paid in the same quarter they are declared and may include amounts in excess of net income that are considered a return of capital. For the nine months ended September 30, 2003 and 2002, cash distributions totaled $3.0 million and $4.4 million, respectively, or $0.50 and $0.75 per weighted-average Class A unit, respectively. Cash distributions to the Class A unitholders of $1.5 million and $3.7 million for the nine months ended September 30, 2003 and 2002, respectively, was deemed to be a return of capital.

5.    Cash Held in Escrow Accounts

At December 31, 2002, the Fund held $19.8 million in escrow accounts to be used to purchase equipment that it had been legally committed to purchase. During the nine months ended September 30, 2003, the Fund used the cash held in escrow accounts to fund railcar purchases.

6.    Transactions with Manager and Affiliates

The balance due to affiliates as of September 30, 2003 and December 31, 2002 represented $0.2 million due to the Manager and its affiliates for management fees.

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

6.    Transactions with Manager and Affiliates (continued)

The Fund’s proportional share of the affiliated expenses incurred by the unconsolidated special-purpose entities (USPEs) during 2003 and 2002 is listed in the following table (in thousands of dollars):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002

Management fees	$15	$16	$46	$47
Data processing and administrative
expenses	1	2	3	12

These affiliate expenses reduced the Fund's proportional share of the equity interest in the income of USPEs.

7.    Equipment

Owned equipment held for operating leases is stated at cost. The components of owned equipment were as follows (in thousands of dollars):

	September 30,	December 31,
	2003	2002

Railcars	$39,098	$19,463
Marine containers	30,926	31,121
Marine vessel	17,000	17,000
Aircraft	15,358	15,358
Trailers	6,500	6,530
	108,882	89,472
Less accumulated depreciation	(61,547)	(55,619)

Net equipment	$47,335	$33,853

As of September 30, 2003, all owned equipment in the Fund’s portfolio was on lease except for 233 railcars with a net book value of $2.2 million. As of December 31, 2002, all owned equipment in the Fund portfolio was on lease except for one commercial aircraft and 172 railcars with a net book value of $0.9 million.

During the nine months ended September 30, 2003, the Fund purchased railcars for $19.7 million that it had entered into legally binding agreements to purchase in 2002. The Fund also made capitalized improvements to equipment of $0.2 million during the nine months ended September 30, 2003.

During the nine months ended September 30, 2003, the Fund disposed of marine containers, trailers and railcars with a net book value of $0.2 million for proceeds of $0.3 million. During the nine months ended September 30, 2002, the Fund disposed of marine containers and a railcar with a net book value of $0.2 million for proceeds of $0.3 million.

Equipment held for operating leases is stated at cost less any reductions to the carrying value as required by Financial Accounting Standards Board (FASB) No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". During the nine months ended September 30, 2003, the Fund recorded an impairment of $0.3 million to owned railcars.

During 2003, the Fund learned of a problem with the seal weld on certain owned tank railcars and this indicated to the Manager that an impairment may exist. The Manager determined that certain of these railcars should be scrapped. The Fund recorded an impairment of $0.3 million to 78 owned railcars with

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

7.    Equipment (continued

cracks in the seal weld. The fair value of the railcars with this defect was determined by using industry expertise.

No reductions were required to the carrying value of the owned equipment during the nine months ended September 30, 2002.

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

The tables below set forth 100% of the assets, liabilities, and equity of the entities in which the Fund has an interest and the Fund’s proportional share of equity in each entity as of September 30, 2003 and December 31, 2002 (in thousands of dollars):

	TWA	TWA
	S/N 49183	MD-82
As of September 30, 2003	Trust 1	Trust 2	Total

Assets
Equipment less accumulated depreciation	$--	$3,249
Total assets	$--	$3,249

Liabilities
Accounts payable	$4	$--
Due to affiliates	5	5
Total liabilities	9	5

Equity	(9)	3,424

Total liabilities and equity	$--	$3,429

Fund’s share of equity	$--	$1,582	$1,582

	TWA	TWA
	S/N 49183	MD-82
As of December 31, 2002	Trust 1	Trust 2	Total

Assets
Equipment less accumulated depreciation	$--	$4,192
Total assets	$--	$4,192

Liabilities
Accounts payable	$1	$1
Due to affiliates	5	5
Total liabilities	6	6

Equity	(6)	4,186

Total liabilities and equity	$--	$4,192

Fund’s share of equity	$--	$2,044	$2,044

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
(A Delaware Limited Liability Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

8.    Investments in Unconsolidated Special-Purpose Entities (continued)

The tables below set forth 100% of the revenues, direct and indirect expenses, and net income (loss) of the entities in which the Fund has an interest, and the Fund‘s proportional share of income (loss) in each entity for the three and nine months ended September 30, 2003 and 2002 (in thousands of dollars):

	TWA	TWA
For the three months ended	S/N 49183	MD-82
September 30, 2003	Trust 1	Trust 2	Total

Revenues	$300	$300
Less: Indirect expenses	22	332
Net income (loss)	$278	$(32)

Fund’s share of net income (loss)	$138	$(12)	$126

	TWA	TWA
For the three months ended	S/N 49183	MD-82
September 30, 2002	Trust 1	Trust 2	Other	Total

Revenues	$315	$315	$--
Less: Direct expenses	--	--	(7)
Indirect expenses	18	368	--

Net income (loss)	$297	$(53)	$7

Fund’s share of net income (loss)	$110	$(21)	$3	$92

	TWA	TWA
For the nine months ended	S/N 49183	MD-82
September 30, 2003	Trust 1	Trust 2	Total

Revenues	$925	$925
Less:Direct expenses	(1)	(1)
Indirect expenses	65	1,003
Net income (loss)	$861	$(77)

Fund’s share of net income (loss)	$430	$(28)	$402

	TWA	TWA
For the nine months ended	S/N 49183	MD-82	Spear
September 30, 2002	Trust 1	Trust 2	Partnership 3	Total

Revenues	$945	$945	$--
Less: Direct expenses	(1)	--	(7)
Indirect expenses	60	1,111	1

Net income (loss)	$886	$(166)	$6

Fund’s share of net income (loss)	$405	$(68)	$3	$340

	TWA	TWA
For the nine months ended	S/N 49183	MD-82	Spear
September 30, 2002	Trust 1	Trust 2	Partnership 3	Total

Revenues	$945	$945	$--
Less: Direct expenses	(1)	--	(7)
Indirect expenses	60	1,111	1

Net income (loss)	$886	$(166)	$6

Fund’s share of net income (loss)	$405	$(68)	$3	$340

As of September 30, 2003 and December 31, 2002, all jointly-owned equipment in the Fund’s USPE portfolio was on lease.

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

The following tables present a summary of the operating segments (in thousands of dollars):

	Marine				Marine
For the three months ended	Vessel	Aircraft	Railcar	Trailer	Container
September 30, 2003	Leasing	Leasing	Leasing	Leasing	Leasing	Other 1	Total

Revenues
Lease revenue	$1,687	$267	$1,026	$239	$1,269	$--	$4,488
Interest income and other income	--	33	--	--	--	54	87
Gain (loss) on disposition of equipment	--	--	(5)	9	29	--	33

Total revenues	1,687	300	1,021	248	1,298	54	4,608

Expenses
Operations support	1,258	7	152	80	19	19	1,535
Depreciation	308	--	875	91	741	--	2,015
Interest expense	--	--	--	--	--	304	304
Management fees to affiliate	84	65	57	11	64	--	281
General and administrative expenses	18	63	119	59	--	124	383
Loss on impairment of equipment	--	--	309	--	--	--	309
Provision for (recovery of) bad debts	1	(512)	36	--	--	--	(475)
Total expenses	1,669	(377)	1,548	241	824	447	4,352
Equity in net income of USPEs	--	126	--	--	--	--	126

Net income (loss)	$18	$803	$(527)	$7	$474	$(393)	$382

Equipment purchases and
capitalized improvements	$--	$--	$786	$--	$--	$--	$786

Total assets as of September 30, 2003	$7,102	$2,111	$23,814	$1,580	$17,578	$6,217	$58,402

	Marine				Marine
For the three months ended	Vessel	Aircraft	Railcar	Trailer	Container
September 30, 2002	Leasing	Leasing	Leasing	Leasing	Leasing	Other 2	Total

Revenues
Lease revenue	$1,251	$757	$733	$239	$1,263	$--	$4,243
Interest income and other income	7	--	--	--	--	98	105
Gain (loss) on disposition of equipment	--	--	(5)	13	141	--	149

Total revenues	1,258	757	728	252	1,404	98	4,497

Expenses
Operations support	1,324	7	190	219	14	15	1,769
Depreciation	370	--	280	92	896	5	1,643
Interest expense	--	--	--	--	--	348	348
Management fees to affiliate	62	--	49	13	64	--	188
General and administrative expenses	15	(37)	51	50	--	497	576
Provision for (recovery of) bad debts	--	663	(5)	--	--	--	658
Total expenses	1,771	633	565	374	974	865	5,182
Equity in net income of USPEs	3	89	--	--	--	--	92

Net income (loss)	$(510)	$213	$163	$(122)	$430	$(767)	$(593)

Equipment capitalized improvements	$--	$--	$6	$--	$--	$--	$6

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

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

9.    Operating Segments (continued)

	Marine				Marine
For the nine months ended	Vessel	Aircraft	Railcar	Trailer	Container
September 30, 2003	Leasing	Leasing	Leasing	Leasing	Leasing	Other 1	Total

Revenues
Lease revenue	$5,505	$594	$2,897	$639	$3,894	$--	$13,529
Interest income and other income	42	107	25	--	--	70	244
Gain on disposition of equipment	--	--	57	9	90	--	156

Total revenues	5,547	701	2,979	648	3,984	70	13,929

Expenses
Operations support	4,135	41	513	302	49	56	5,096
Depreciation	925	--	2,331	273	2,335	--	5,864
Interest expense	--	--	--	--	--	907	907
Management fees to affiliate	275	123	168	32	195	--	793
General and administrative expenses	53	93	268	154	--	597	1,165
Loss on impairment of equipment	--	--	315	--	--	--	315
Provision for (recovery of ) bad debts	4	(1,351)	49	--	--	--	(1,298)
Total expenses	5,392	(1,094)	3,644	761	2,579	1,560	12,842
Equity in net income of USPEs	--	402	--	--	--	--	402

Net income (loss)	$155	$2,197	$(665)	$(113)	$1,405	$(1,490)	$1,489

Equipment purchases and
capitalized improvements	$--	$--	$19,851	$--	$2	$--	$19,853

	Marine				Marine
For the nine months ended	Vessel	Aircraft	Railcar	Trailer	Container
September 30, 2002	Leasing	Leasing	Leasing	Leasing	Leasing	Other 1	Total

Revenues
Lease revenue	$4,504	$2,273	$2,404	$897	$3,696	$--	$13,774
Interest income and other income	7	--	--	--	--	287	294
Gain (loss) on disposition of equipment	--	--	(4)	13	148	--	157

Total revenues	4,511	2,273	2,400	910	3,844	287	14,225

Expenses
Operations support	3,792	20	511	529	43	47	4,942
Depreciation	1,110	--	839	275	2,830	13	5,067
Interest expense	--	--	--	--	--	1,044	1,044
Management fees to affiliate	225	--	159	46	186	--	616
General and administrative expenses	35	2	135	153	--	1,006	1,331
Provision for bad debts	--	2,178	5	23	--	--	2,206
Total expenses	5,162	2,200	1,649	1,026	3,059	2,110	15,206
Equity in net income of USPEs	3	337	--	--	--	--	340

Net income (loss)	$(648)	$410	$751	$(116)	$785	$(1,823)	$(641)

Equipment capitalized improvements	$--	$--	$9	$--	$--	$--	$9

10.    Net Income (Loss) Per Weighted-Average Class A Unit

Net income (loss) per weighted-average Class A unit was computed by dividing net income or loss attributable to Class A members by the weighted-average number of Class A units deemed outstanding during the period. The weighted-average number of Class A units deemed outstanding during the three and nine months ended September 30, 2003 and 2002 was 4,971,311 units.

11.    Debt

The Fund is a participant in a $10.0 million warehouse facility. The warehouse facility, which was scheduled to expire on September 30, 2003, was extended until December 31, 2003 during September 2003. As of September 30, 2003 and December 31, 2002, the Fund had no borrowings outstanding under this facility.

1    Includes certain interest income and other income and costs not identifiable to a particular segment, such as interest expense, and certain general and administrative and operations support expenses.

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

11.    Debt (continued)

As the Fund may not invest cash generated from operations after January 1, 2003, the Manager does not expect the Fund to participate in the warehouse facility beyond its current expiration on December 31, 2003.

12.    Commitments and Contingencies

As of December 31, 2002, the Manager had committed the Fund to purchase a total of $19.8 million in railcar equipment. The funds to purchase these railcars were with an unaffiliated escrow agent and reported as cash held in escrow accounts on the accompanying unaudited balance sheets.

Commitments and contingencies as of September 30, 2003 are as follows (in thousands of dollars):

		Less than	1-3	4-5	After 5
Current Obligations	Total	1 Year	Years	Years	Years

Commitment to purchase railcars	$--	$--	$--	$--	$--
Note payable	16,000	3,000	8,000	5,000	--
Line of credit	--	--	--	--	--

	$16,000	$3,000	$8,000	5,000	$--

13.    Recent Accounting Pronouncements

In January 2003, FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). This interpretation clarifies existing accounting principles related to the preparation of consolidated financial statements when the owners of an USPE do not have the characteristics of a controlling financial interest or when the equity at risk is not sufficient for the entity to finance its activities without additional subordinated financial support from others. FIN 46 requires the Fund to evaluate all existing arrangements to identify situations where the Fund has a "variable interest," commonly evidenced by a guarantee arrangement or other commitment to provide financial support, in a "variable interest entity," commonly a thinly capitalized entity, and further determine when such variable interest requires the Fund to consolidate the variable interest entities’ financial statements with its own. The Fund is required to perform this assessment by December 31, 2003 and consolidate any variable interest entities for which the Fund will absorb a majority of the entities’ expected losses or receive a majority of the expected residual gains. The Manager has not completed its analysis and has not concluded on the impact that FIN 46 will have.

In May 2003, FASB issued Statement of Financial Accounting Standard No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (SFAS No. 150) which establishes standards for how the Fund classifies and measures certain financial instruments with characteristics of both liabilities and equity. This standard was to be effective for the Fund’s quarter ending September 30, 2003. In October 2003, however, the FASB deferred the application of SFAS No. 150 indefinitely.

In September 2001, the Accounting Standards Executive Committee (AcSEC) issued an Exposure Draft on a Statement of Position, "Accounting for Certain Costs and Activities Related to Property, Plant and Equipment" (the "Proposed Statement"). On September 9, 2003, AcSEC voted to approve the Proposed Statement and is expected to present it to the FASB in the fourth quarter of 2003. At this time, it is unclear whether the Proposed Statement will be issued or in what form. If the existing Proposed Statement is issued, it would require the Fund to modify its accounting policy for maintenance and repairs. Such costs would no longer be accrued in advance of performing the related maintenance and repairs; rather, the Proposed Statement requires these costs to be capitalized and amortized over their estimated useful life.

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

13.    Recent Accounting Pronouncements (continued)

If the existing Proposed Statement is issued, it would require the Fund to modify its accounting policy for maintenance and repairs. Such costs would no longer be accrued in advance of performing the related maintenance and repairs; rather, the Proposed Statement requires these costs to be capitalized and amortized over their estimated useful life. The Fund has not yet quantified the impact of adopting the Proposed Statement on its financial statements.

14. Subsequent Events

The Fund declared and paid cash distributions to the members totaling $0.8 million during October and November 2003.

During September 2003, the Fund’s owned marine vessel went into dry dock. The marine vessel was in dry-dock for approximately three weeks and was back in service during October 2003. The Manager expects that the dry dock will cost approximately $0.7 million and there will be no impact to the Fund’s statement of operations. The Fund has accrued this liability at September 30, 2003 and expects to pay for it during the fourth quarter of 2003.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)    RESULTS OF OPERATIONS

Comparison of the Professional Lease Management Income Fund I, L.L.C.’s (the Fund's) Operating Results for the Three Months Ended September 30, 2003 and 2002

(A)     Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment increased during the third quarter of 2003, compared to the same quarter of 2002. Net gains from the disposal of equipment, interest and other income and certain expenses such as management fees to affiliate, depreciation and amortization, general and administrative expenses, loss on impairment of equipment and (recovery of) provision for bad debts relating to the operating segments (see Note 9 to the unaudited condensed financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

	For the Three Months
	Ended September 30,
	2003	2002

Marine containers	$1,250	$1,249
Railcars	874	543
Marine vessel	429	(73)
Aircraft	260	750
Trailers	159	20

Marine containers:    Marine container lease revenues and direct expenses remained relatively the same at $1.3 million and $19,000, respectively, for the third quarter of 2003, compared to $1.3 million and $14,000, respectively, during the same quarter of 2002. A significant number of the Fund’s marine containers currently on a fixed rate lease will be switching to a lease based on utilization over the next 24 months. The Manager anticipates that this will result in a significant decrease in lease revenues.

Railcars:    Railcar lease revenues and direct expenses were $1.0 million and $0.2 million, respectively, for the third quarter of 2003, compared to $0.7 million and $0.2 million, respectively, during the same quarter of 2002. An increase in railcar lease revenues of $0.5 million during the third quarter of 2003 was due to the purchase and lease of railcars during 2003. This increase was offset, in part, by a decrease of $0.2 million in lease revenues caused by the increase in the number of railcars off-lease in the third quarter of 2003 compared to the same period of 2002. During the third quarter of 2003, direct expenses decrease of $0.1 million were due to lower repairs and maintenance expense. This decrease was partially offset by higher insurance expenses of $31,000 compared to the same period of 2002.

Marine vessel:    Marine vessel lease revenues and direct expenses were $1.7 million and $1.3 million, respectively, for the third quarter of 2003, compared to $1.3 million and $1.3 million, respectively, during the same quarter of 2002. Lease revenues increased $0.4 million in the third quarter of 2003 due to a higher lease rate earned on the Fund’s marine vessel. Direct operating expenses decreased $0.1 million during the third quarter of 2003 due to lower voyage expenses.

Aircraft:    Aircraft lease revenues and direct expenses were $0.3 million and $7,000, respectively, for the third quarter of 2003, compared to $0.8 million and $7,000, respectively, during the same quarter of 2002. A decrease in lease revenues of $0.5 million was due to the reduction in the lease rate on three of the Fund's owned aircraft compared to the same period of 2002.

Trailers:    Trailer lease revenues and direct expenses were $0.2 million and $0.1 million, respectively, for the third quarter of 2003, compared to $0.2 million and $0.2 million, respectively, during the same quarter of 2002. Direct expenses decreased $0.1 million in the third quarter of 2003 compared to the same period of 2002 due to reduced maintenance expense.

(B)    Interest and Other Income

Interest and other income remained relatively the same for the three months ended September 30, 2003 and 2002. During the third quarter of 2003, an increase in interest income of $33,000 was primarily due to interest income earned from a note receivable. This increase was offset by a $44,000 decrease in interest income caused by lower cash balances compared to the same period in 2002.

(C)    Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $2.8 million for the three months ended September 30, 2003 decreased from $3.4 million for the same period in 2002. Significant variances are explained as follows:

(i)    (Recovery of) provision for bad debts decreased $1.1 million compared to 2002. During 2003, the Fund recorded a recovery of accounts receivable of $0.5 million due to the collection of accounts receivable that had been previously reserved for as a bad debt. A provision for bad debts of $0.7 million was recorded in the third quarter of 2002 based on PLM Financial Services, Inc.’s (FSI or the Manager’s) evaluation of the collectability of receivables primarily related to one aircraft lessee;

(ii)    A $0.2 million decrease in general and administrative expenses during the three months ended September 30, 2003 was due to lower administrative costs during the third quarter of 2003 compared to the same period of 2002;

(iii)    A $44,000 decrease in interest expense was due to lower average borrowings outstanding during the quarter ended September 30, 2003 compared to the same period in 2002;

(iv)    A $0.1 million increase in management fees was primarily due to the reduction in the provision for bad debts expense of $1.1 million;

(v)    Loss on impairment of equipment increased $0.3 million during 2003 and resulted from the Fund reducing the carrying value of owned tank railcars to their estimated fair value. No impairment of equipment was required during the same period in 2002; and

(vi)    A $0.4 million increase in depreciation expenses from 2002 levels reflects the increase of approximately $0.7 million caused by purchase of railcars during the first and third quarters of 2003 partially offset by a decrease of approximately $0.3 million caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned.

(D)    Net Gain on Disposition of Owned Equipment

Net gain on disposition of owned equipment for the third quarter of 2003 totaled $33,000 which resulted from the disposition of marine containers, trailers and railcars with a net book value of $0.1 million for proceeds of $0.1 million. Gain on disposition of owned equipment for the third quarter of 2002 totaled $0.1 million which resulted from the sale of marine containers and a railcar with a net book value of $0.1 million for proceeds of $0.3 million.

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

The following USPE discussion is based on the Fund's proportional share of revenues, depreciation expense, direct expenses, and administrative expenses in the USPEs:

As of September 30, 2003 and 2002, the Fund owned interests in two trusts that each own a commercial aircraft. During the three months ended September 30, 2003 and 2002, lease revenues of $0.3 million were partially offset by depreciation expense, direct expenses, and administrative expenses of $0.2 million.

(F)    Net Income (Loss)

As a result of the foregoing, the Fund had a net income of $0.4 million for the three months ended September 30, 2003, compared to net loss of $0.6 million during the same period of 2002. The Fund's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Fund's performance in the third quarter of 2003 is not necessarily indicative of future periods. In the third quarter of 2003, the Fund distributed $1.2 million to Class A members, or $0.25 per weighted-average Class A unit.

Comparison of the Fund's Operating Results for the Nine Months Ended September 30, 2003 and 2002

(A)     Owned Equipment Operations

Lease revenues less direct expenses on owned equipment decreased during the nine months ended September 30, 2003, compared to the same period of 2002. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

	For the Nine Months
	Ended September 30,
	2003	2002

Marine containers	$3,845	$3,653
Railcars	2,384	1,893
Marine vessel	1,370	712
Aircraft	553	2,253
Trailers	337	368

Marine containers:    Marine container lease revenues and direct expenses were $3.9 million and $49,000, respectively, for the nine months ended September 30, 2003, compared to $3.7 million and $43,000, respectively, during the same period of 2002. The increase in lease revenues of $0.2 million during the nine months ended September 30, 2003 compared to the same period of 2002 was due to higher utilization on the Fund's marine containers. A significant number of the Fund’s marine containers currently on a fixed rate lease will be switching to a lease based on utilization over the next 24 months. The Manager anticipates that this will result in a significant decrease in lease revenues.

Railcars:    Railcar lease revenues and direct expenses were $2.9 million and $0.5 million, respectively, for the nine months ended September 30, 2003, compared to $2.4 million and $0.5 million, respectively, during the same period of 2002. An increase in railcar lease revenues of $1.1 million during the nine months ended September 30, 2003 was due to the purchase and lease of railcars during 2003 offset, in part, by a decrease of $0.7 million in lease revenues caused by the increase in the number of railcars off-lease compared to the same period of 2002. During the nine months ended September 30, 2003, an increase in direct expenses of $0.1 million was due to higher insurance expenses. This increase was offset by a decrease of $0.1 million in repair and maintenance compared to the same period of 2002.

Marine vessel:    Marine vessel lease revenues and direct expenses were $5.5 million and $4.1 million, respectively, for the nine months ended September 30, 2003, compared to $4.5 million and $3.8 million, respectively, during the same period of 2002. Lease revenues increased $1.0 million in the nine months ended September 30, 2003 due to a higher lease rate earned on the Fund’s marine vessel. Direct operating expenses increased $0.3 million during the nine months ended September 30, 2003 due to higher voyage expenses.

Aircraft:    Aircraft lease revenues and direct expenses were $0.6 million and $41,000, respectively, for the nine months ended September 30, 2003, compared to $2.3 million and $20,000, respectively, during the same period of 2002. A decrease in lease revenues of $0.5 million was due to one of the Fund’s owned aircraft being off-lease during six months of the nine months ended September 30, 2003 compared to the same period of 2002, during which this aircraft was on-lease the entire nine months and a decrease of $1.1 million was due to the reduction in the lease rate on three of the Fund's owned aircraft compared to the same period of 2002.

Trailers:    Trailer lease revenues and direct expenses were $0.6 million and $0.3 million, respectively, for the nine months ended September 30, 2003, compared to $0.9 million and $0.5 million, respectively, during the same period of 2002. During the nine months ended September 30, 2003, a decrease in lease revenues of $0.3 million was caused by lower lease rates earned on the Fund’s trailers. Direct expenses decreased $0.2 million in the nine months ended September 30, 2003 compared to the same period of 2002 due to lower repairs and maintenance.

(B)    Interest and Other Income

Interest and other income was $0.2 million for the nine months ended September 30, 2003 compared to $0.3 million for the same period in 2002. During the nine months ended September 30, 2003, an increase in interest income of $0.1 million was primarily due to interest income earned from a note receivable. This increase was offset by $0.2 million decrease in interest income caused by lower cash balances compared to the same period in 2002.

(C)    Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $7.8 million for the nine months ended September 30, 2003 decreased from $10.3 million for the same period in 2002. Significant variances are explained as follows:

(i)    (Recovery of) provision for bad debts decreased $3.5 million compared to 2002. During 2003, the Fund recorded a net recovery of accounts receivable of $1.4 million due to the collection of accounts receivable that had been previously reserved for as a bad debt. A provision for bad debts of $2.2 million was recorded in the nine months ended September 30, 2002 based on the Manager’s evaluation of the collectability of receivables primarily related to one aircraft lessee;

(ii)    A $0.2 million decrease in general and administrative expenses during the three months ended September 30, 2003 was due to lower administrative costs during the nine months ended September 30, 2003 compared to the same period of 2002;

(iii)    A $0.1 million decrease in interest expense was due to lower average borrowings outstanding during the nine months ended September 30, 2003 compared to the same period in 2002;

(iv)    A $0.2 million increase in management fees was primarily due to the reduction in the provision for bad debts expense of $3.5 million; and

(v)    Loss on impairment of equipment increased $0.3 million during 2003 and resulted from the Fund reducing the carrying value of certain owned tank railcars to their estimated fair value. No impairment of equipment was required during 2002; and

(vi)    A $0.8 million increase in depreciation and amortization expenses from 2002 levels reflects the increase of approximately $1.6 million caused by purchase of railcars during the nine months ended September 30, 2003 partially offset by a decrease of $0.8 million caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned.

(D)    Net Gain on Disposition of Owned Equipment

Net gain on disposition of owned equipment for the nine months ended September 30, 2003 totaled $0.2 million which resulted from the disposition of marine containers, trailers and railcars with a net book value of $0.2 million for proceeds of $0.3 million. Net gain on disposition of owned equipment for the nine months ended September 30, 2002 totaled $0.2 million which resulted from the sale or disposition of marine containers and a railcar with a net book value of $0.2 million for proceeds of $0.3 million.

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

The following USPE discussion is based on the Fund's proportional share of revenues, depreciation expense, direct expenses, and administrative expenses in the USPEs:

As of September 30, 2003 and 2002, the Fund owned interests in two trusts that each own a commercial aircraft. During the nine months ended September 30, 2003, lease revenues of $0.9 million were partially offset by depreciation expense, direct expenses, and administrative expenses of $0.5 million. During the same period of 2002, lease revenues of $0.9 million were partially offset by depreciation expense, direct expenses, and administrative expenses of $0.6 million.

A decrease in depreciation expense of $0.1 million was caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned.

(F)    Net Income (Loss)

As a result of the foregoing, the Fund had a net income of $1.5 million for the nine months ended September 30, 2003, compared to net loss of $0.6 million during the same period of 2002. The Fund's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Fund's performance in the nine months ended September 30, 2003 is not necessarily indicative of future periods. In the nine months ended September 30, 2003, the Fund distributed $2.5 million to Class A members, or $0.50 per weighted-average Class A unit.

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

(III)    FINANCIAL CONDITION - CAPITAL RESOURCES AND LIQUIDITY

For the nine months ended September 30, 2003, the Fund generated cash from operations of $7.1 million to meet its operating obligations, pay debt and interest payments and make distributions (total of $3.0 million for nine months ended September 30, 2003) to the members.

During the nine months ended September 30, 2003, the Fund purchased railcars for $19.7 million and made capitalized improvements of $0.2 million.

During the nine months ended September 30, 2003, the Fund disposed of owned equipment for proceeds of $0.3 million.

Cash held in escrow accounts decreased $19.8 million during 2003. $19.7 million of the decrease in cash held in escrow accounts at December 31, 2002 was used to the purchase railcars during the nine months ended September 30, 2003, of which the Fund had entered into legally binding commitments to purchase in 2002. The remaining $0.1 million was returned to the Fund.

Accounts and note receivable increased $0.4 million in the nine months ended September 30, 2003. This increase was due to a decrease in the allowance for bad debts of $1.4 million due to the collection of accounts receivable that had been previously reserved for as a bad debt and an increase of $0.4 million due to the timing of lease receipts partially offset by a decrease of $1.4 million in note receivable.

Investments in USPEs decreased $0.5 million during the nine months ended September 30, 2003 due to cash distributions of $0.9 million from the USPEs to the Fund being partially offset by income of $0.4 million that was recorded by the Fund for its equity interests in the USPEs.

Prepaid expenses decreased $0.2 million during 2003 due to the expense of insurance premiums during 2003 that were paid during 2002.

Accounts payable increased $0.1 million during the nine months ended September 30, 2003 due to the timing of payments to vendors.

Due to affiliates increased $0.1 million during the nine months ended September 30, 2003 due to timing of the payment to affiliates.

Lessee deposits and reserve for repairs increased $0.1 million during the nine months ended September 30, 2003 due to the accrual of marine vessel dry-docking reserves of $0.2 million partially offset by a $0.1 million payment for the dry dock. The Fund is expected to spend an additional $0.6 million for the dry-docking during the fourth quarter 2003.

The Fund is scheduled to make a debt payment of $3.0 million to the lenders of the note payable on December 31, 2003. The cash for this payment will come from operations and proceeds from equipment dispositions.

The Fund is a participant in a $10.0 million warehouse facility. The warehouse facility is shared by the Fund, PLM Equipment Growth Fund V, PLM Equipment Growth Fund VI, PLM Equipment Growth & Income Fund VII, and Acquisub LLC, a wholly owned subsidiary of PLM International Inc. (PLMI). The facility provides for financing up to 100% of the cost of the equipment and expires on December 31, 2003. Any borrowings by the Fund are collateralized by equipment purchased with the proceeds of the loan. Outstanding borrowings by one borrower reduce the amount available to each of the other borrowers under the facility. Individual borrowings may be outstanding for no more than 270 days, with all advances due no later than December 31, 2003. Interest accrues either at the prime rate or LIBOR plus 2.0% at the borrower’s option and is set at the time of an advance of funds. Borrowings by the Fund are guaranteed by PLMI. The Fund is not liable for the advances made to other borrowers.

As of November 13, 2003, Acquisub LLC had outstanding borrowings on the warehouse facility of $10.0 million. There were no other outstanding borrowings on this facility by the Fund or any of the other eligible borrowers.

As the Fund may not invest cash generated from operations after January 1, 2003, the Manager does not expect the Fund to participate in the warehouse credit facility beyond its current expiration date on December 31, 2003.

(IV)    RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). This interpretation clarifies existing accounting principles related to the preparation of consolidated financial statements when the owners of an USPE do not have the characteristics of a controlling financial interest or when the equity at risk is not sufficient for the entity to finance its activities without additional subordinated financial support from others. FIN 46 requires the Fund to evaluate all existing arrangements to identify situations where the Fund has a "variable interest," commonly evidenced by a guarantee arrangement or other commitment to provide financial support, in a "variable interest entity," commonly a thinly capitalized entity, and further determine when such variable interest requires the Fund to consolidate the variable interest entities’ financial statements with its own. The Fund is required to perform this assessment by December 31, 2003 and consolidate any variable interest entities for which the Fund will absorb a majority of the entities’ expected losses or receive a majority of the expected residual gains. The Manager has not completed its analysis and has not concluded on the impact that FIN 46 will have.

In May 2003, FASB issued Statement of Financial Accounting Standard No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (SFAS No. 150) which establishes standards for how the Fund classifies and measures certain financial instruments with characteristics of both liabilities and equity. This standard was to be effective for the Fund’s quarter ending September 30, 2003. In October 2003, however, the FASB deferred the application of SFAS No. 150 indefinitely.

In September 2001, the Accounting Standards Executive Committee (AcSEC) issued an Exposure Draft on a Statement of Position, "Accounting for Certain Costs and Activities Related to Property, Plant and Equipment" (the "Proposed Statement"). On September 9, 2003, AcSEC voted to approve the Proposed Statement and is expected to present it to the FASB in the first quarter of 2004. At this time, it is unclear whether the Proposed Statement will be issued or in what form. If the existing Proposed Statement is issued, it would require the Fund to modify its accounting policy for maintenance and repairs. Such costs would no longer be accrued in advance of performing the related maintenance and repairs; rather, the Proposed Statement requires these costs to be capitalized and amortized over their estimated useful life.

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

(2)    Signs of economic recovery in the railcar segment continue to be mixed with some indicators showing less strength than previously forecasted. Total industrial production, the general driver of demand for railcars, is now projected to be unchanged in 2003. Chemical railcar loadings, the most important driver for the majority of the Fund’s fleet, are now flat versus 2002 as reported by the American Association of Railroads. If manufacturing recovers, chemical and allied products carloadings are generally forecasted to grow in the fourth quarter of 2003 but not to rebound strongly until 2004. On the positive side, North American railcar manufacturing capacity utilization, as reported informally by the manufacturers themselves, continues to demonstrate the increase noted at the end of the second quarter, and lead times have extended into the second quarter of next year. The speed of recovery in lease rates continues to be dependent on the number of idle railcars in fleets owned by various shippers and leasing competitors who have been very aggressive in quoted rates compared to historical norms;

(3)    The Fund’s owned marine vessel is designated as a Clean Product Carrier and as such transports and trades on voyage and term charters with Clean Petroleum Products such as gasoline, jet fuel, clean diesel oil, condensate, etc. and on occasion clean chemicals in liquid form . Freight rates earned during the first three quarters of 2003 showed some strength compared with 2002. The first quarter benefited from the continued political turmoil in Venezuela and the start up of the Iraqi conflict. Higher crude oil prices and reduced supply of gasoline and jet fuels available on the United States East Coast (USEC) due to the shut down of the Venezuela supply channel, meant longer haul product supplies out of Europe and the Baltic to maintain inventories for USEC. The net effect was improved transportation rates for our product carrier during the first two quarters of 2003. In the third quarter of 2003, the daily rates started drifting slightly lower after both conflicts were resolved and the beginning of the summer season. The Manager believes that the product markets will strengthen with the increase in worldwide economies, increase imports and demand in the fourth quarter 2003;

(4)    Utilization of intermodal trailers owned by the Fund was 58% in the three months ended September 30, 2003 which was approximately 2% below the three months ended September 30, 2002. Industry-wide utilization of intermodal trailers was 50% in the three months ended September 30, 2003 compared to 52% in the same period of 2002. As the Fund's 45' trailers are smaller than the 48' trailers that many shippers prefer, the Manager expects utilization to have little opportunity to increase over the next few years;

(5)    Market demand for new and used aircraft has been severely impacted by the poor financial condition of the airline industry. The Manager believes that there is a significant oversupply of commercial aircraft available, that has caused a decrease in aircraft fair market values and that this oversupply will continue for some time. The Manager does not expect these aircraft to return to their pre-September 11, 2001 values.

During 2001, the lessee of three Stage II Boeing 737-200 commercial aircraft notified the Manager of its intention to return these aircraft and stopped making lease payments. During October 2002, the Manager reached an agreement with the lessee of this aircraft for the past due lease payments. The lessee made an initial payment during October 2002, to be followed by 23 equal monthly installments beginning in November 2002. Unpaid outstanding amounts will accrue interest at a rate of 5%. The balance outstanding at September 30, 2003 was $2.3 million. Due to the uncertainty of ultimate collection, the Manager will continue to fully reserve the unpaid outstanding balance less the security deposit from this lessee. As of November 13, 2003, the lessee was current with all the installment payments due to the Fund except for the installment payment due during November.

Additionally, the same lessee is continuing to lease these aircraft on a month to month lease agreement. As of November 13, 2003, the lessee is five months in arrears with its lease payments to the Fund totaling $0.4 million. The Manager is currently reviewing its options including the possibility of sending the lessee a notification of default. Due to the age of these aircraft and the economic condition of the airline industry, should the Manager repossess these aircraft, they will be difficult to remarket and may be off-lease for a considerable period of time.

The Manager considers the lessee of the Fund’s two partially owned MD-82 commercial aircraft a significant credit risk. The lessee has restructured leases (including a $5,000 a month reduction in the lease payment for the Fund’s aircraft) and renegotiated labor contracts. If this aircraft were to be returned prior to its lease expiration in 2008, the aircraft could be off-lease for a significant period of time or re-leased at a significantly lower lease rate; and

(6)    As a result of the increase in off-lease equipment, the Manager expects the Fund will incur higher remarketing and storage costs during the remainder of 2003.

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

Over the next 15 months, the Fund expects to pay $6.0 million in debt payments to the lenders of the note payable and is scheduled to reimburse ship yards $0.6 million for required maintenance to it’s owned marine vessel. In addition, a number of the aircraft lessees have had financial difficulties resulting in additional costs and losses to the Fund. As a result of this, the Manager has determined that in order to meet these required expenditures, cash distributions to the members after November 15, 2003, will be discontinued in order to build working capital reserves. The Manager will review operations on a quarterly basis to determine if the Fund can declare a cash distribution to the members.

Cash distributions when paid to the members generally consist of both a return of and a return on capital. Cash distributions do not represent and are not indicative of yield on investment. Actual yield on investment cannot be determined with any certainty until conclusion of the Fund and will be dependent upon the collection of all future contracted rent, the generation of renewal and/or re-lease rents and the residual value realized for each asset at its disposal.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Fund’s primary market risk exposure is that of currency devaluation risk. During the nine months ended September 30, 2003, 76% of the Fund’s total lease revenues from wholly- and partially-owned equipment came from non-United States domiciled lessees. Most of the leases require payment in United States (U.S.) currency. If these lessees' currency devalues against the U.S. dollar, the lessees could encounter difficulty in making the U.S. dollar denominated lease payment.

ITEM 4.    CONTROLS AND PROCEDURES

Limitations on the Effectiveness of Controls

The Manager’s management, including it’s President and Chief Financial Officer (CFO), does not expect that our internal controls or disclosure control will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

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

Quarterly Evaluation of the Fund’s Disclosure Controls and Internal Controls

(1)    Within the 90-day period prior to the filing of this report, the Manager carried out an evaluation, under the supervision and with the participation of the Manager’s management, including it’s President and CFO, of the effectiveness of the design and operation of the Fund’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the President and CFO concluded that the Fund’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Fund’s required to be included in the Fund’s exchange act filings.

(2)    There have been no significant changes in the Fund’s internal controls or in other factors which could significantly affect internal controls subsequent to the date of the Manager carried out its evaluations.

PART II - OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

10.15    Sixth amendment to the Warehouse Credit Agreement, dated September 30, 2003.

99.1     Certificate of President pursuant to Section 906 of Sarbanes - Oxley Act.

99.2     Certificate of Chief Financial Officer pursuant to Section 906 of Sarbanes - Oxley Act.

(b)    Reports on Form 8-K

None.

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

Date:November 13,2003                                  By:
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

Date:November 13,2003                                 By:
                    /s/ Richard K Brock
              Richard K Brock
             Chief Financial Officer
            (Principal Financial Officer)