Form 10-K
period 2003-12-31
PROFESSIONAL LEASE MANAGEMENT INCOME FUND I LLC
filed 2004-03-30
CIK 928956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-K

[X]  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2003.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes No X

Aggregate market value of voting stock: N/A

An index of exhibits filed with this Form 10-K is located at page 26-27.

Total number of pages in this report:89.

PART I

ITEM 1.   BUSINESS

(A)    Background

In August 1994, PLM Financial Services, Inc. (FSI or the Manager), a wholly-owned subsidiary of PLM International, Inc. (PLMI International or PLMI), filed a Registration Statement on Form S-1 with the Securities and Exchange Commission with respect to a proposed offering of 5,000,000 Class A units (the units) in Professional Lease Management Income Fund I, L.L.C., a Delaware Limited Liability Company (the Fund). The Fund's offering became effective on January 23, 1995.  The offering of units of the Fund closed on May 13, 1996. As of December 31, 2003, there were 4,971,311 units outstanding. The Manager contributed $100 for its Class B Member interest in the Fund. The Manager paid out of its own corporate funds (as a capital contribution to the Fund) all organization and syndication expenses incurred in connection with the offering; therefore, 100% of the net cash proceeds received by the Fund from the sale of Class A Units were used to purchase equipment and establish any required cash reserves. The Fund engages in the business of investing in a diversified equipment portfolio consisting primarily of used, long-lived, low-obsolescence capital equipment that is easily transportable by and among prospective users.

The Fund's primary objectives are:

(1)  to maintain a diversified portfolio of low-obsolescence equipment with long lives and high residual values which were purchased with the net proceeds of the initial Fund offering, supplemented by debt financing, and surplus operating cash during the investment phase of the Fund;

(2)  to generate sufficient net operating cash flow from lease operations to meet liquidity requirements and to generate cash distributions to the members until such time as the Manager commences the orderly liquidation of the Fund's assets or unless the Fund is terminated earlier upon sale of all Fund property or by certain other events;

(3)  to selectively sell equipment when the Manager believes that, due to market conditions, market prices for equipment exceed inherent equipment values or expected future benefits from continued ownership of a particular asset. Proceeds from these sales, together with excess net operating cash flows from operations (net cash provided by operating activities plus distributions from equity investments are used to repay the Fund’s outstanding indebtedness and for distributions to the members; and

(4)  to preserve and protect the value of the portfolio through quality management, maintaining diversity, and constantly monitoring equipment markets.

The Fund may not reinvest cash flow generated from operations after January 1, 2003 into additional equipment. The Fund will terminate on December 31, 2010 unless terminated earlier upon sale of all of the equipment or by certain other events.

Table 1, below, lists the equipment and the original cost of equipment in the Fund's portfolio and the Fund's proportional share of equipment in entities in which the Fund has an equity investment as of December 31, 2003 (in thousands of dollars):

TABLE 1

Units	Type	Manufacturer	Cost

Owned equipment held for operating leases:

518	Pressurized tank railcars	Various	$ 22,527
107	Non-pressurized tank railcars	Various	6,291
95	Covered hopper railcars	Various	5,172
245	Box railcars	Various	4,952
14,397	Marine containers	Various	29,513
84	Refrigerated marine containers	Various	1,312
1	Oil tanker marine vessel	Hyundai	17,000
3	737-200A stage II commercial aircraft	Boeing	15,358
432	Intermodal trailers	Various	6,500

	Total owned equipment held for operating leases		$108,625 1

Equipment owned by entities in which the Fund has an equity investment:

0.50	Trust owning an MD-82
stage III commercial aircraft		McDonnell Douglas	$7,775 2
0.50	Trust owning an MD-82
stage III commercial aircraft		McDonnell Douglas	6,825 2

Total equity investments			$14,600 1

Equipment is generally leased under operating leases for a term of one to six years except for the marine vessel which is usually leased for less than one year. Some of the Fund's marine containers are leased to operators of utilization-type leasing pools, which include equipment owned by unaffiliated parties. In such instances, revenues received by the Fund consist of a specified percentage of revenues generated by leasing the pooled equipment to sublessees, after deducting certain direct operating expenses of the pooled equipment. The remaining Fund marine container leases are based on a fixed rate. Lease revenues for intermodal trailers are based on a per-diem lease in the free running interchange with the railroads. Rents for all other equipment are based on fixed rates.

(B)  Management of Fund Equipment

The Fund has entered into an equipment management agreement with PLM Investment Management, Inc. (IMI), a wholly-owned subsidiary of FSI, for the management of the Fund’s equipment.  The Fund's management agreement with IMI is to terminate with the dissolution of the Fund unless the Class A Members vote to terminate the agreement prior to that date, or at the discretion of the Manager. IMI has agreed to perform all services necessary to manage the equipment on behalf of the Fund and to perform or contract for the performance of all obligations of the lessor under the Fund's leases.  In consideration for its services and pursuant to the Operating Agreement, IMI is entitled to a monthly management fee.  (See Notes 1 and 2 to the financial statements).

1  Includes equipment and investments purchased with proceeds from capital contributions, undistributed cash flow from operations, and Fund borrowings.  Includes costs capitalized subsequent to the date  of purchase
2  Jointly owned by the Fund and an affililiated program

C)  Competition

(1)  Operating Leases Versus Full Payout Leases

Generally, the equipment owned by or invested in the Fund is leased out on an operating lease basis wherein the rents received during the initial noncancelable term of the lease are insufficient to recover the Fund’s purchase price of the equipment.  The short to mid-term nature of operating leases generally command a higher rental rate than longer-term, full payout leases and offer lessees relative flexibility in their equipment commitment.  In addition, the rental obligation under an operating lease need not be capitalized on the lessee's balance sheet.

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

(D)  Demand

The Fund currently operates in the following operating segments: marine container leasing, commercial aircraft leasing, railcar leasing, marine vessel leasing, and intermodal trailer leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers. The Fund’s equipment and investments are primarily used to transport materials and commodities, except for those aircraft leased to passenger air carriers.

The following section describes the international and national markets in which the Fund’s capital equipment operates:

(1) Railcars

(a) Pressurized Tank Railcars

Pressurized tank railcars are used to transport liquefied petroleum gas (LPG) and anhydrous ammonia (fertilizer). The North American markets for LPG include industrial applications, residential use, electrical generation, commercial applications, and transportation. Growth prospects over the long run are good, however, within any given year, consumption is particularly influenced by the severity of winter temperatures.

Another major commodity usage area for pressure railcars is anhydrous ammonia. Within the fertilizer industry, demand is a function of several factors, including the level of grain prices, status of government farm subsidy programs, amount of farming acreage and mix of crops planted, weather patterns, farming practices, and the value of the United States (US) dollar. Currently, given the domestic price for natural gas, an increasing amount of anhydrous ammonia is imported rather than produced locally. These changing distribution patterns offer an opportunity for increased use of pressure railcars in new transportation corridors.

On an industry-wide basis, North American carloadings of the commodity group that includes petroleum and chemicals was flat when contrasting 2003 to 2002. Growth for 2004 carloadings is expected to be in the 2 to 3% year over year range.

Nationwide, the age of the US and Canadian pressure railcar fleet is advancing. The Fund owns pressure tank railcars that are among this fleet. Approximately 10% of the industry fleet is expected to reach the maximum age allowed by regulation (40 years) in the next three years. The desirability of the railcars in the Fund is negatively affected by the relatively high age of the fleet and related corrosion issues on foam insulated railcars. However, those railcars which do not need to be scrapped should see high levels of utilization as commodity growth driven demand is being served by a declining industry fleet size. With the high level of retirements over the next few years, the Manager believes now is an appropriate time to purchase new railcars of this type.

Of the total fleet of 518 pressurized tank railcars, 113 of the railcars were built many years ago by a manufacturer no longer in business, of which 92 have suffered severe corrosion and are not rentable in their present condition and are uneconomic to repair. At December 31, 2003, utilization of the Fund’s pressurized tank railcars was 64%.

(b) General-Purpose (Nonpressurized) Tank Railcars

General purpose tank railcars are used to transport bulk liquid commodities and chemicals not requiring pressurization, such as certain petroleum products, liquefied asphalt, lubricating oils, molten sulfur, vegetable oils, and corn syrup. The overall health of the market for non-food types of commodities is closely tied to overall manufacturing activity and thus both the US and global economies. The manufacturing, automobile, and housing sectors are the largest consumers of chemicals. Also, the increased use of ethanol as a fuel additive has increased demand for this subset of general purpose railcars.

Chemicals continue to rebound along with the general economy. Also bolstering the demand for full service leased railcars is a trend by shippers to lease rather than own their equipment. At December 31, 2003, utilization of the Fund’s nonpressurized tank railcars was 100%.

(c)  Covered Hopper (Grain) Railcars

The US agribusiness industry serves a domestic market that is relatively mature, the future growth of which is expected to be consistent but modest. Most domestic grain rail traffic moves to food processors, poultry breeders, and feedlots. The year 2003 saw dramatic increases in wheat and corn harvests and some increased demand for rail shipments. On the other hand, the more volatile export business, which accounts for approximately 30% of total grain shipments, and which serves emerging and developing nations, was flat.
Demand for covered hopper railcars, which are specifically designed to service the grain industry, has started to pick up after a consistent pattern of decline in the number of carloadings over the last several years. Railcar utilization will recover more slowly as there is a significant supply of idle railcars to be absorbed. A large number of new railcars were built in the late 1990s and the fleet has become more efficiently utilized by the railroads. As in prior years, any covered hopper railcars that were leased were done so at considerably lower rental rates.

Many of the Fund’s rail cars are smaller and thus less desirable than those currently being built. Because of this factor and the large number of idle railcars throughout the industry, utilization of the Fund’s covered hopper railcars at December 31, 2003 was 47%.

(d) Box Railcars

Box railcars are primarily used to transport paper and paper products, auto parts, and manufactured goods. Recently a railroad owned pool or railcars managed by TTX expanded into the box car market significantly increasing competition to traditional lessors. Extremely attractive prices on new equipment have negatively affected demand for older railcars.

After sluggish demand for boxcars in 2003, slow growth is expected in the future; with perhaps somewhat higher growth in the very short term as the economy recovers. The Fund’s boxcars are used for paper and have a smaller load capacity than those currently in demand for paper service. The utilization of the Fund’s box railcars was 80% at year-end.

(2) Marine Containers

Marine containers are used to transport a variety of types of cargo. They typically travel on marine vessels but may also travel on railroads loaded on certain types of railcars and highways loaded on a trailer.

The Fund purchased new standard dry cargo containers from 1998 to 2000. Utilization is expected to continue in the 85 to 90% range through at least the first half of 2004. Per diem lease rates for marine containers, however, which are primarily influenced by cost of new marine containers, were flat in 2003 and well below historical levels. Per diem lease rates in 2004 are expected to remain at 2003 levels or improve slightly.

The Fund’s marine containers that were originally placed on fixed-rate leases from 1998-2000 converted to a utilization based lease in 2003. In 2004, approximately 4,200 or approximately 29% of the Fund’s marine containers will come off their fixed rate lease and in 2005 approximately 6,000 or approximately 41% of the Fund’s marine containers will come off their fixed lease and will convert to a utilization based lease at which time lease revenue is expected to decrease significantly. As the market for marine containers is considerably softer than the period during which they were placed on fixed-rate leases, lease revenue on these containers has decreased up to 20% when the original leases expire.

(3) Marine Vessel

The Fund owns a double-hull product tanker constructed in 1986, which operates in international markets carrying a variety of clean commodity-type cargos. Demand for clean commodity-based shipping is closely tied to worldwide economic growth patterns, which can affect demand by causing changes in specific grade volumes on trade routes. The Manager operates the Fund’s product tanker in the spot chartering markets, carrying mostly gasoline, jet fuel, gas oils and similar petroleum distillates or simple chemicals or vegetable oils similar petroleum distillates, an approach that provides the flexibility to adapt to changes in market conditions.

The Fund’s product tanker has continued to operate with very little idle time between charters, with exception of downtime for regular dry-docking. Rates however, have continued to increase throughout the year when compared to rates in 2002. In the fourth quarter of 2003 and into 2004, freight rates for the Fund’s marine vessel started to improve due to an increase on the demand side for sea transportation resulting from improving economies world wide. The demand is expected to continue until new tonnage starts coming on line mid year. The cold weather and demand for refined home heating oil on US east coast has given a added boost to charter rates in the New Year

(4)  Commercial Aircraft

The commercial aviation industry has been suffering from an unprecedented array of negative events during the last few years (September 11, recession, Iraq war, SARS, changes in fuel prices). As a result, many airlines have reduced their fleets creating excess supply of aircraft. The Manager believes that demand for commercial aircraft is slowly recovering, however, it expects demand to increase first for newer more fuel efficient aircraft. Most of the Fund’s aircraft are of older vintage and considered ‘old technology’ (including but not limited to not meeting current noise regulations in US/Europe and several other countries) for which reason the Manager has actively sought to liquidate its positions in old technology aircraft.

The Fund owns 100% of three Boeing 737-200 Stage II commercial aircraft. The market for Boeing 737-200 aircraft is very soft and the credit quality of the airlines interested in this type of aircraft is, generally speaking, poor. The Fund also owns 50% of two MD-82 aircraft, which are on long-term lease to a major US carrier at above market rates.

The decrease in value of the Fund’s aircraft since September 11, 2001 have had and will have a negative impact on the ability of the Fund to achieve its original objectives as lower values will also result in significantly lower revenues than the Fund has been able to achieve for these assets in the past.

(5) Intermodal Trailers

Intermodal trailers are used to transport a variety of dry goods by rail on flatcars, usually for distances of over 400 miles. Over the past eight years, intermodal trailers have continued to be rapidly displaced by domestic containers as the preferred method of transport for such goods. This displacement occurs because railroads offer approximately 20% lower wholesale freight rates on domestic containers compared to intermodal trailers. During 2003, demand for intermodal trailers was much more depressed than historic norms. Unusually low demand occurred over the first half of the year (similar to 2002) due to a slow economy and low rail freight rates for 53-foot domestic containers. Due to the decline in demand, shipments for the year within the intermodal pool trailer market declined approximately 2% compared to 2002. Average utilization of the entire US intermodal trailer pool fleet declined from 77% in 1999 to a record low of 49% in 2003.

The trend towards using domestic containers instead of intermodal trailers is expected to accelerate in the future. Intermodal pool trailer shipments are forecast to decline by 10% in 2004, compared to 2003. As such, the nationwide supply of intermodal trailers is expected to have approximately 28,000 units in surplus for 2004.

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

(E)  Government Regulations

The use, maintenance, and ownership of equipment are regulated by federal, state, local and/or foreign governmental authorities. Such regulations may impose restrictions and financial burdens on the Fund's ownership and operation of equipment. Changes in government regulations, industry standards, or deregulation may also affect the ownership, operation, and resale of the equipment. Substantial portions of the Fund's equipment portfolio are either registered or operated internationally. Such equipment may be subject to adverse political, governmental, or legal actions, including the risk of expropriation or loss arising from hostilities. Certain of the Fund's equipment is subject to extensive safety and operating regulations, which may require its removal from service or extensive modification of such equipment to meet these regulations, at considerable cost to the Fund. Such regulations include:

(1)  In 2004, new maritime and port security laws that have already been passed by US Congress and International Maritime Organizations are scheduled to be implemented. The United States Coast Guard is currently holding hearings with international shipping industry representatives to discuss the implementation of the new code and regulations, which are to apply to all shipping, ports and terminals both in the US and abroad. The new regulations are aimed at improving security aboard marine vessels. These regulations may require additional security equipment being added to marine vessels as well as additional training being provided to the crew. The final code, which is expected to have a significant impact on the industry, will apply to all ships over 500 dead weight tons that include the one owned by the Fund. The requirements of these new regulations have to be met by July 2004. As the methodology of how these regulations will be applied is still being determined, the Manager is unable to determine the impact on the Fund at this time;

(2)  The US Department of Transportation Hazardous Material Regulations regulates the classification and packaging requirements of hazardous materials, which apply, particularly to the Fund's tank railcars. Per those regulations several mandated inspections and or repairs are required to be performed annually. Re-qualification inspection and repairs will be required on approximately 102 railcars during 2004. The average cost of re-qualification for jacketed tank railcars is $3,600 and $1,800 on non-jacketed railcars. The Fund is required to re-qualify approximately 93 jacketed railcars and 9 non-jacketed railcars in 2004.

(3)  In August 2003 the American Association of Railroads in conjunction with the Federal Railroad Administration issued Circular Letter No. CPC-1156 requiring the inspection and modification of pressure tank railcars built by North American Car Corporation with an under frame design of "AMF-ABC" by December 1, 2003. The Fund owns 161 of these railcars. The cost of inspection and retrofit is approximately $7,500. Approximately 107 railcars were deemed as uneconomical to repair and have or will be scrapped. The average disposal value is $4,500. There are approximately 28 railcars in the process of being evaluated for repair or repaired already. The Manager estimates that 16 of these railcars will be repaired and the rest will be scrapped.

The tank railcar industry faces several possible regulatory events in the near future. We expect rule making for some of the issues during 2004 and 2005 including but not limited to: the Minot North Dakota accident and non-normalized steel, constant contact side bearing retrofit and the addition of a reflector strip to railcars. At this point we cannot estimate cost or outcome of any of these proposed programs.

As of December 31, 2003, the Fund was in compliance with the above governmental regulations. Typically, costs related to extensive equipment modifications to meet government regulations are passed on to the lessee of that equipment.

ITEM 2.   PROPERTIES

The Fund neither owns nor leases any properties other than the equipment it has purchased or interests in entities which own equipment for leasing purposes. As of December 31, 2003, the Fund owned a portfolio of transportation and related equipment and equipment owned by entities in which the Fund has an equity investment, as described in Item I, Table 1. The Fund acquired equipment with the proceeds of the Fund offering of $100.0 million, proceeds of debt financing of $25.0 million, and by reinvesting a portion of its operating cash flow in additional equipment.

The Fund maintains its principal office at 235 3 rd Street South, Suite 200, St. Petersburg, FL. 33701.

ITEM 3.   LEGAL PROCEEDINGS

The Fund is involved as plaintiff or defendant in various legal actions incidental to its business. Management does not believe that any of these actions will be material to the financial condition or results of operations of the Fund.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Fund's Members during the fourth quarter of its fiscal year ended December 31, 2003.

PART II

ITEM 5.  MARKET FOR THE FUND'S EQUITY AND RELATED UNITHOLDER MATTERS

Pursuant to the terms of the operating agreement, the Manager is generally entitled to a 1% interest in the profits and losses and 15% of cash distributions. The Manager will be specially allocated (i) 100% of the Fund’s organizational and offering cost amortization expenses and (ii) income equal to the excess of cash distribution over the Manager's 1% share of net profits. The effect on the Class A Members of this special income allocation will be to increase the net loss or decrease the net profits allocable to the Class A Members by an equal amount. After the investors receive cash distributions equal to their original capital contributions, the Manager's interest in the cash distributions of the Fund will increase to 25%. The Manager is the sole holder of such interests.  The remaining interests in the profits and losses and distributions of the Fund are owned as of December 31, 2003, by the 5,069 holders of Units in the Fund.

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

The Fund may redeem a certain number of units each year under the terms of the Fund’s operating agreement. The purchase price paid by the Fund for outstanding Class A Units upon redemption will be equal to 105% of the amount Class A Members paid for the Class A Units, less the amount of cash distributions Class A Members have received relating to such Class A Units. The price may not bear any relationship to the fair value of a Class A Unit. As of December 31, 2003, the Fund has purchased a cumulative total of 28,270 Class A units for a cost of $0.4 million. No Class A units were purchased during 2003. The Manager does not anticipate additional units being purchased under this plan in the future.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data for the Fund is based on audit historical financial statements. This information should be read in conjunction with such financial statements, including the notes thereto, and "Managements Discussion and Analysis of Financial Condition and Results of Operations" included herein or in previous filings with the Securities and Exchange Commission.

Table 2, below, lists selected financial data for the Fund:

TABLE 2

For the Years Ended December 31,
(In thousands of dollars, except weighted-average Class A unit amounts)

	2003		2002		2001		2000		1999

Operating results:
Total revenues	$18,868		$18,746		$27,818		$27,988		$26,483
Gain on disposition of equipment	198		171		7,812		3,956		23
Loss on disposition of equipment	--		12		--		--		--
Impairment loss on equipment	731		719		--		--		--
Equity in net income (loss) of
equity investments	531		463		601		(176)		1,761
Net income (loss)	1,710		(780)		8,585		4,821		(2,401)

At year-end:
Total assets	$55,267		$59,673		$69,256		$71,683		$80,533
Note payable	13,000		16,000		19,000		22,000		25,000
Total liabilities	18,382		20,730		23,628		28,013		29,935

Cash distribution	$3,768		$5,905		$6,627		$11,701		$11,690

Cash distribution representing
a return of capital to Class A
members	$2,058		$5,028		$--		$6,880		$9,930

Per weighted-average Class A unit:

Net Income (Loss)	$ 0.21	1	$ (0.33)	1	$ 1.51	1	$ 0.62	1	$ (0.81)	1

Cash distribution	$ 0.63		$ 1.01		$ 1.11		$ 2.00		$ 1.99

Cash distribution representing a return of capital
to Class A Members	$ 0.42		$ 1.01		$ -		$ 1.38		$ 1.99

1  After reduction of income of $0.6 million ($0.13 per weighted-average Class A unit) in 2003, $0.9 million ($0.18 per weighted-average Class unit) in 2002, $1.0 million ($0.20 per weighted-average Class A unit) in 2001, $1.7 million ($0.34 per weighted-average Class A unit) in 2000, and $1.7 million ($0.33 per weighted-average Class A unit) in 1999 (see Note 1 to the financial statements).

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

(B)  Results of Operations -- Factors Affecting Performance

(1)  Re-leasing Activity and Re-pricing Exposure to Current Economic Conditions

The exposure of the Fund's equipment portfolio to re-pricing risk occurs whenever the leases for the equipment expire or are otherwise terminated and the equipment must be remarketed. Major factors influencing the current market rate for the Fund's equipment include, but are not limited to, supply and demand for similar or comparable types of transport capacity, desirability of the equipment in the leasing market, market conditions for the particular industry segment in which the equipment is to be leased, overall economic conditions, and various regulations concerning the use of the equipment. Equipment that is idle or out of service between the expiration of one lease and the assumption of a subsequent lease can result in a reduction of operating cash flow to the Fund. The Fund experienced re-leasing or re-pricing activity in 2003 for its trailer, marine container, marine vessel, aircraft, and railcar portfolios.

(a)  Trailers: The Fund’s trailer portfolio operates on per diem leases with short-line railroad systems. The relatively short duration of the leases in these operations exposes the trailers to considerable re-leasing and re-pricing activity.

(b)  Marine containers: Some of the Fund’s marine containers are leased to operators of utilization-type leasing pools and, as such, are highly exposed to re-leasing and re-pricing activity. Starting in 2003 and continuing through 2005, a significant number of the Fund’s marine containers currently on a fixed rate lease will be switching to a lease based on utilization. The Manager anticipates that this will result in a significant decrease in lease revenue.

(c)  Marine vessel: The Fund’s owned marine vessel operated in the short-term leasing market throughout 2003. As a result of this, the Fund's owned marine vessel was remarketed several times during 2003 exposing it to re-leasing and re-pricing activity.

(d) Aircraft: During December 2003, two of the Funds three owned 737-200's were released at a higher lease rate than was in effect at the end of 2002 and most of 2003. One of these aircraft was off-lease at the end of 2002 and for six months during 2003. During 2003, the Manager also renegotiated the existing leases of the two partially owned MD-82's and lowered the monthly lease payment 5% for each aircraft.

(e)  Railcars: This equipment experienced significant re-leasing activity. Lease rates in this market are showing signs of improvement and this will lead to higher contribution to the Fund as existing leases expire and renewal leases are negotiated.

(2) Equipment Liquidations

Liquidation of Fund owned equipment and equipment owned by entities in which the Fund has an equity investment, unless accompanied by an immediate replacement of additional equipment earning similar rates (see Reinvestment Risk, below), represents a reduction in the size of the equipment portfolio and may result in a reduction of future operating cash flow to the Fund.

During 2003, the Fund disposed of owned equipment that included marine containers, trailers, and railcars for total proceeds of $0.5 million.

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

During 2002 the Fund encountered a lessee of Stage II Boeing 737-200 commercial aircraft not performing under the terms of its lease agreement. During October 2002, the Manager reached an agreement with the lessee of this aircraft for the past due lease payments. The lessee made an initial payment during October 2002, to be followed by 23 equal monthly installments beginning in November 2002. Unpaid outstanding amounts will accrue interest at a rate of 5%. The balance outstanding at December 31, 2003 was $1.8 million. Due to the uncertainty of ultimate collection, the Manager will continue to fully reserve the unpaid outstanding balance less the security deposit from this lessee and any payments received through March 29, 2004.

As of March 29, 2004, the installment payment due from the lessee to the Fund for March was not received. The Manager has not yet placed the lessee into default, however, it is currently reviewing options available under the agreement.

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

(C)  Financial Condition -- Capital Resources, Liquidity, and Unit Redemption Plan

The Manager purchased the Fund’s equipment portfolio with capital raised from its initial equity offering of $100.0 million and permanent debt financing of $25.0 million. No further capital contributions from Class A Members are permitted under the terms of the Fund’s operating agreement.

The Fund relies on operating cash flow to meet its operating obligations and make cash distributions to Members. The total outstanding debt, currently $13.0 million, can be increased with short-term borrowings not to exceed the lesser of $10.0 million or 50% of the aggregate principal amount of the notes outstanding at the time and the total aggregate debt can not exceed $25.0 million.

For the year ended December 31, 2003, the Fund generated cash from operations of $10.0 million to fund its ongoing operating obligations, purchase equipment, pay debt and interest payments and make cash distributions (total of $3.8 million for year ended December 31, 2003) to the members.

During 2003, the Fund purchased railcars for $19.7 million and made capitalized improvements of $0.2 million and disposed of marine containers, railcars and trailers for proceeds of $0.5 million.

Accounts and note receivable increased $1.3 million during 2003. This increase was due to a decrease in the allowance for bad debts of $2.0 million due to the collection of accounts receivable that had been previously reserved for as a bad debt and an increase of $1.2 million due to the timing of lease receipts partially offset by a decrease of $1.9 million in note receivable.

Equity investments in affiliated entities decreased $0.6 million during 2003 due to cash distributions of $1.1 million from the equity investments to the Fund being partially offset by income of $0.5 million that was recorded by the Fund for its equity interests in the equity investments.

Accounts payable increased $0.2 million during 2003 due to the timing of payments to vendors.

Due to affiliates increased $0.1 million during 2003 due to timing of the payment to affiliates.

Lessee deposits and reserve for repairs increased $0.3 million during 2003. An increase of $0.4 million due to a deposit from a new lessee and the accrual of marine vessel dry-docking reserves of $0.3 million was partially offset by a $0.4 million payment for the dry dock of the Fund's owned marine vessel.

The Fund made the required annual debt payment of $3.0 million to the lender of the note payable during 2003.

The Fund has a remaining outstanding balance of $13.0 million on the note payable. The note bears interest at a fixed rate of 7.33% per annum and has a final maturity in 2006. Interest on the note is payable semi-annually. The remainder of the note payable is due in a principal payment of $3.0 million on December 31, 2004 and two principal payments of $5.0 million on December 31, 2005, and 2006. The agreement requires the Fund to maintain certain financial covenants.

At December 31, 2003, the Fund was a participant in a $10.0 million warehouse facility. On March 17, 2004, the facility was amended and restated and the Fund was removed as a participant.

Commitments as of December 31, 2003 are as follows (in thousands of dollars):

		Less than	1-3
Current Obligations	Total	1 Year	Years

Notes payable	$13,000	$3,000	$10,000

The Manager has not planned any expenditures, nor is it aware of any commitments that would cause it to require any additional capital over that mentioned above.

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

Asset lives and depreciation methods: The Fund’s primary business involves the purchase and subsequent lease of long-lived transportation and related equipment. The Manager has chosen asset lives that it believes correspond to the economic life of the related asset. Depreciation is computed using the double-declining balance method, taking a full month's depreciation in the month of acquisition based upon estimated useful lives of 15 years for railcars and 12 years for all other equipment. The depreciation method changes to straight line when annual depreciation expense using the straight-line method exceeds that calculated by the double-declining balance method. The Manager has chosen a deprecation method that it believes matches the benefit to the Fund from the asset with the associated costs. These judgments have been made based on the Manager’s expertise in each equipment segment that the Fund operates. If the asset life and depreciation method chosen does not reduce the book value of the asset to at least the potential future cash flows from the asset to the Fund, the Fund would be required to record an impairment loss. Likewise, if the net book value of the asset was less than the economic value, the Fund may record a gain on sale upon final disposition of the asset.

Impairment of long-lived assets: Whenever there is an indicator that an impairment may exist, the Manager reviews the carrying value of its equipment and equity investments in affiliated entities to determine if the carrying value of the assets may not be recoverable in consideration of the current economic conditions. This requires the Manager to make estimates related to future cash flows from each asset as well as the determination if the deterioration is temporary or permanent. If these estimates or the related assumptions change in the future, the Fund may be required to record additional impairment charges.

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

(E)  Recent Accounting Pronouncements

In January 2003, FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 requires the Fund to evaluate all existing arrangements to identify situations where the Fund has a "variable interest," commonly evidenced by a guarantee arrangement or other commitment to provide financial support, in a "variable interest entity," commonly a thinly capitalized entity, and further determine when such variable interest requires the Fund to consolidate the variable interest entities’ financial statements with its own. The Fund is required to perform this assessment by December 31, 2004 and consolidate any variable interest entities for which the Fund will absorb a majority of the entities’ expected losses or receive a majority of the expected residual gains.

Detailed interpretations of FIN 46 continue to emerge and, accordingly, the Manager is still in the process of evaluating its impact and has not completed its analysis or concluded on the impact that FIN 46 will have on the Fund.

(F)  Results of Operations -- Year to Year Detail Comparison

(1)  Comparison of the Fund's Operating Results for the Years Ended December 31, 2003 and 2002

(a)  Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment decreased during the year ended December 31, 2003, compared to 2002. Gains or losses from the sale of equipment, interest and other income and certain expenses such as management fees to affiliate, depreciation and amortization, impairment loss on equipment, interest expense and general and administrative expenses relating to the operating segments (see Note 6 to the financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

	For the Years Ended
	December 31,
	2003	2002

Marine containers	$5,126	$4,968
Railcars	3,012	2,284
Marine vessel	1,869	1,138
Aircraft	861	2,618
Trailers	635	596

Marine containers:  Marine container lease revenues and direct expenses were $5.2 million and $0.1 million, respectively, for the year ended December 31, 2003, compared to $5.0 million and $0.1 million, respectively, during the same period of 2002. The increase in lease revenues of $0.2 million during the year ended December 31, 2003 compared to the same period of 2002 was due to higher utilization on the Fund's marine containers. A significant number of the Fund’s marine containers currently on a fixed rate lease will be switching to a lease based on utilization over the next 24 months. The Manager anticipates that this will result in a significant decrease in lease revenues.

Railcars:  Railcar lease revenues and direct expenses were $3.9 million and $0.9 million, respectively, for the year ended December 31, 2003, compared to $3.0 million and $0.7 million, respectively, during the same period of 2002. An increase in railcar lease revenues of $1.6 million during the year ended December 31, 2003 was due to the purchase and lease of railcars during 2003 offset, in part, by a decrease of $0.8 million in lease revenues caused by new government regulations to certain railcars resulting in additional railcars being off-lease. During the year ended December 31, 2003, an increase in direct expenses of $0.1 million was due to higher insurance expenses.

Marine vessel:  Marine vessel lease revenues and direct expenses were $7.4 million and $5.5 million, respectively, for the year ended December 31, 2003, compared to $6.3 million and $5.1 million, respectively, during the same period of 2002. Lease revenues increased $1.1 million in the year ended December 31, 2003 due to a higher lease rate earned on the Fund’s marine vessel. Direct operating expenses increased $0.3 million during the year ended December 31, 2003 due to higher fuel expenses and increased $0.1 million due to higher broker fees.

Aircraft:  Aircraft lease revenues and direct expenses were $0.9 million and $44,000, respectively, for the year ended December 31, 2003, compared to $2.6 million and $27,000, respectively, during the same period of 2002. A decrease in lease revenues of $0.5 million was due to one of the Fund’s owned aircraft being off-lease during six months of the year ended December 31, 2003 compared to the same period of 2002, during which this aircraft was on-lease for most of 2002 and a decrease of $1.2 million was due to the reduction in the lease rate on three of the Fund's owned aircraft compared to the same period of 2002.

Trailers:  Trailer lease revenues and direct expenses were $1.0 million and $0.4 million, respectively, for the year ended December 31, 2003, compared to $1.2 million and $0.6 million, respectively, during the same period of 2002. During the year ended December 31, 2003, a decrease in lease revenues of $0.2 million was caused by lower lease rates earned on the Fund’s trailers. Direct expenses decreased $0.2 million in the year ended December 31, 2003 compared to the same period of 2002 due to lower repairs and maintenance.

(b)  Interest and Other Income

Interest and other income was $0.3 million for the year ended December 31, 2003 compared to $0.5 million for the same period in 2002. During the year ended December 31, 2003, a decrease in interest income of $0.3 million was caused by lower cash balances. This decrease was partially offset by an increase of $0.1 million due to interest income earned from a note receivable in 2003 compared to 2002.

(c)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $10.8 million for the year ended December 31, 2003 decreased from $13.4 million for the same period in 2002. Significant variances are explained as follows:

(i)  (Recovery of) provision for bad debts decreased $4.1 million compared to 2002. During 2003, the Fund recorded a net recovery of accounts receivable of $1.9 million due to the collection of accounts receivable that had been previously reserved for as a bad debt. A provision for bad debts of $2.2 million was recorded in the year ended December 31, 2002 based on the Manager’s evaluation of the collectability of receivables primarily related to one aircraft lessee;

(ii)  A $0.2 million decrease in interest expense was due to lower average borrowings outstanding during the year ended December 31, 2003 compared to the same period in 2002;

(iii)  A $0.2 million increase in general and administrative expenses during the year ended December 31, 2003 was due to higher administrative costs during the year ended December 31, 2003 compared to the same period of 2002;

(iv)  A $0.3 million increase in management fees was primarily due to the reduction in the provision for bad debts expense of $1.9 million; and

(v)  A $1.2 million increase in depreciation and amortization expenses from 2002 levels reflects the increase of approximately $2.2 million caused by purchase of railcars during the year ended December 31, 2003 partially offset by a decrease of $1.0 million caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned.

(d)  Net Gain on Disposition of Owned Equipment

Net gain on disposition of owned equipment for the year ended December 31, 2003 totaled $0.2 million which resulted from the disposition of marine containers, trailers and railcars with a net book value of $0.3 million for proceeds of $0.5 million. Net gain on disposition of owned equipment for the year ended December 31, 2002 totaled $0.2 million which resulted from the sale or disposition of marine containers, railcars, and trailers with a net book value of $0.2 million for proceeds of $0.4 million.

(e)  Equity in Net Income of Equity Investment

Equity in net income of equity investments represents the Fund's share of the net income generated from the operation of jointly owned assets accounted for under the equity method of accounting. These entities have no debt or other financial encumbrances. The following equity investment discussion is based on the Fund's proportional share of revenues, depreciation expense, direct expenses, and administrative expenses in the equity investments:

As of December 31, 2003 and 2002, the Fund owned interests in two trusts that each own a commercial aircraft. During the year ended December 31, 2003, lease revenues of $1.2 million were partially offset by depreciation expense, direct expenses, and administrative expenses of $0.7 million. During the same period of 2002, lease revenues of $1.3 million were partially offset by depreciation expense, direct expenses, and administrative expenses of $0.8 million.

A decrease in lease revenues of $35,000 was due to a decrease in the lease rate of both commercial aircraft during 2003 compared to 2002.

A decrease in depreciation expense of $0.1 million was caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned.

(f)  Net Income (Loss)

As a result of the foregoing, the Fund had a net income of $1.7 million for the year ended December 31, 2003, compared to net loss of $0.8 million during the same period of 2002. The Fund's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Fund's performance in the year ended December 31, 2003 is not necessarily indicative of future periods. In the year ended December 31, 2003, the Fund distributed $3.1 million to Class A members, or $0.63 per weighted-average Class A unit.

(2)  Comparison of the Fund's Operating Results for the Years Ended December 31, 2002 and 2001

(a)  Owned Equipment Operations

Lease revenues less direct expenses (defined as repair and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment decreased during the year ended December 31, 2002, when compared to 2001. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

	For the Years
	Ended December 31,
	2002	2001

Marine containers	$4,968	$5,124
Aircraft	2,618	3,946
Railcars	2,284	2,686
Marine vessels	1,138	1,835
Trailers	596	614

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

(iv)  A $0.3 million increase in general and administrative expenses was due to higher professional services;

(v)  A $1.2 million increase in the provision for bad debts was based on the Manager’s evaluation of the collectability of receivables compared to 2001. The provision for bad debt expense recorded in the year ended December 31, 2002 was primarily related to one aircraft lessee; and

(vi)  Impairment loss increased $0.7 million during 2002 and resulted from the Fund reducing the carrying value of 80 tank railcars to their estimated fair value. No impairment of equipment was required during 2001.

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

(e)  Equity in Net Income of Equity Investments

Equity in net income of equity investments represents the Fund's share of the net income generated from the operation of jointly owned assets accounted for under the equity method of accounting. These entities have no debt or other financial encumbrances. The following table presents equity in net income by equipment type (in thousands of dollars):

	For the Years
	Ended December 31,
	2002	2001

Aircraft	$460	$370
Marine vessel	3	231
Equity in net income of equity investments	$463	$601

The following equity investment discussion by equipment type is based on the Fund's proportional share of revenues, other income, gain on equipment dispositions, depreciation expense, direct expenses, and administrative expenses in the equity investments:

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

(G)  Geographic Information

Certain of the Fund’s equipment operates in international markets. Although these operations expose the Fund to certain currency, political, credit and economic risks, the Manager believes these risks are minimal or has implemented strategies to control the risks. Currency risks are at a minimum because all invoicing, with the exception of a small number of railcars operating in Canada, is conducted in United States (US) dollars. Political risks are minimized by avoiding countries that do not have a stable judicial system and established commercial business laws. Credit support strategies for lessees range from letters of credit supported by US banks to cash deposits. Although these credit support mechanisms generally allow the Fund to maintain its lease yield, there are risks associated with slow-to-respond judicial systems when legal remedies are required to secure payment or repossess equipment. Economic risks are inherent in all international markets and the Manager strives to minimize this risk with market analysis prior to committing equipment to a particular geographic area. Refer to Note 7 to the financial statements for information on the lease revenues, net income (loss), and net book value of equipment in various geographic regions.

Revenues and net operating income or loss by geographic region are impacted by the time period the assets are owned and the useful life ascribed to the assets for depreciation purposes. Net income (loss) from equipment is significantly impacted by depreciation charges, which are greatest in the early years due to the use of the double-declining balance method of depreciation. The relationships of geographic revenues, net income, and net book value of equipment are expected to change significantly in the future, as assets come off lease and decisions are made to either redeploy the assets in the most advantageous geographic location or sell the assets.

The Fund's owned and partially owned equipment on lease to US-domiciled lessees consists of trailers, railcars, and interests in entities that own aircraft. During 2003, US lease revenues accounted for 25% of the total lease revenues from wholly and jointly owned equipment. This region reported a net loss of $0.8 million.

The Fund's owned equipment on lease to South American-domiciled lessees consists of three aircraft. During 2003, South American lease revenues accounted for 5% of the total lease revenues from wholly and jointly owned equipment, while this region reported a net income of $2.5 million. Net income from this region resulted primarily from the collection of $1.9 million that had been previously reserved for as a bad debt.

The Fund's equipment on lease to Canadian-domiciled lessees consists of railcars. Lease revenues in Canada accounted for 7% of total lease revenues from wholly and jointly-owned equipment, while this region reported a net loss of $0.3 million.

The Fund's owned equipment on lease to lessees in the rest of the world consists of marine vessels and marine containers. During 2003, lease revenues from these operations accounted for 64% of the total lease revenues of wholly and jointly-owned owned equipment, while this region reported a net income of $2.2 million.

(H)  Inflation

Inflation had no significant impact on the Fund's operations during 2003, 2002, or 2001.

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

Beginning with the filing of the Fund's quarterly report for the first quarter of 2004, the Fund will file all future quarterly and annual reports as an SB Filer as allowed under regulation SB until such point that the Fund no longer qualifies as an SB filer.

Factors that may affect the Fund’s contribution in 2004 and beyond include:

(i)  Starting in 2003 and continuing through 2005, a significant number of the Fund’s marine containers on a fixed rate lease will be switching to a lease based on utilization. The Manager believes this will result in a significant decrease in lease revenues as the market for marine containers is weaker than when the fixed rate lease was contracted. The Manager expects per diem lease rates on marine containers on utilization lease to show modest improvement in 2004 with overall utilization remaining in the 85 - 90% range;

(ii)  Signs of economic recovery in the railcar segment continue to be mixed with some indicators showing less strength than previously forecasted. Total industrial production, the general driver of demand for railcars was unchanged in 2003. Chemical railcar loadings, the most important driver for the majority of the Fund’s fleet, were flat versus 2002 as reported by the American Association of Railroads. If manufacturing recovers, chemical and allied products carloadings are generally forecasted to rebound strongly in 2004. The speed of recovery in lease rates continues to be dependent on the number of idle railcars in fleets owned by various shippers and leasing competitors who have been very aggressive in quoted rates compared to historical norms.

As world demand for new steel has increased, the prices for scrap steel has also started to increase. As prices for scrap steel continue to rise, the Manager may decide to scrap additional railcars that are in need of costly repairs to meet certain new governmental regulations;

(iii)  The Fund’s owned marine vessel is designated as a Clean Product Carrier and as such transports and trades on voyage and term charters with Clean Petroleum Products such as gasoline, jet fuel, clean diesel oil, condensate, etc. and on occasion clean chemicals in liquid form, an approach that provides the flexibility to adapt to changes in market conditions . Demand for commodity-based shipping is closely tied to worldwide economic growth patterns, which can affect demand by causing changes in specific grade volume on trade routes.

The Fund’s product tanker has continued to operate with very little idle time between charters. Rates have continued to increase throughout the year compared to rates in 2002. In the fourth quarter of 2003 and into 2004, freight rates for the Fund’s marine vessel started to increase due to an increase on the demand side for sea transportation resulting from improving economies worldwide. The demand is expected to continue until new tonnage starts coming on line mid year. The cold weather and demand for refined home heating oil on US east coast has given a added boost to charter rates in 2004.

The Manager is seeing an increase in the market price for product tankers. Should the market price for the Fund's owned product tanker reach a price that the Manager considers attractive, the Manager may consider selling this product tanker;

(iv)  As the Fund's 45' trailers are smaller than the 48' trailers that many shippers prefer, the Manager expects utilization to have little opportunity to increase over the next few years; and

(v)  Market demand for new and used aircraft has been severely impacted by the poor financial condition of the airline industry. The Manager believes that there is a significant oversupply of commercial aircraft available, that has caused a decrease in aircraft fair market values and that this oversupply will continue for some time. The Manager does not expect these aircraft to return to their pre-September 11, 2001 values.

During 2001, the lessee of three Stage II Boeing 737-200 commercial aircraft notified the Manager of its intention to return these aircraft and stopped making lease payments. During October 2002, the Manager reached an agreement with the lessee of this aircraft for the past due lease payments. The lessee made an initial payment during October 2002, to be followed by 23 equal monthly installments beginning in November 2002. Unpaid outstanding amounts will accrue interest at a rate of 5%. The balance outstanding at December 31, 2003 was $1.8 million. Due to the uncertainty of ultimate collection, the Manager will continue to fully reserve the unpaid outstanding balance less the security deposit from this lessee and any payments received through March 29, 2004. As of March 29, 2004, the lessee was current with all the installment payments due to the Fund except for the installment payment due during March 2004.

Additionally, the same lessee is continuing to lease one these aircraft on a month to month lease agreement. As of March 26, 2004, the lessee is eight months in arrears with its lease payments to the Fund totaling $0.5 million. The Manager is currently reviewing its options including the possibility of sending the lessee a notification of default. Due to the age of these aircraft and the economic condition of the airline industry, should the Manager repossess these aircraft, they will be difficult to remarket and may be off-lease for a considerable period of time.

The Manager considers the lessee of the Fund’s two partially owned MD-82 commercial aircraft a significant credit risk. The lessee has restructured leases (including a $5,000 a month reduction in the lease payment for each aircraft owned by entities in which the Fund has an interest) and renegotiated labor contracts. If this aircraft were to be returned prior to its lease expiration in 2008, the aircraft could be off-lease for a significant period of time or re-leased at a significantly lower lease rate; and

(vi)  As a result of the increase in off-lease equipment, the Manager expects the Fund will incur higher remarketing and storage costs during 2004.

Several other factors may affect the Fund's operating performance in 2004 and beyond, including changes in the markets for the Fund's equipment and changes in the regulatory environment in which that equipment operates.

(1)  Re-pricing and Reinvestment Risk

Certain of the Fund's aircraft, marine vessel, railcars, marine containers, and trailers will be remarketed in 2004 as existing leases expire, exposing the Fund to re-pricing risk/opportunity. Additionally, the Manager may elect to sell certain under-performing equipment or equipment whose continued operation may become prohibitively expensive. In either case, the Manager intends to re-lease or sell equipment at prevailing market rates; however, the Manager cannot predict these future rates with any certainty at this time, and cannot accurately assess the effect of such activity on future Fund performance.

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

(K)  Distribution Levels and Additional Capital Resources

The Fund's initial contributed capital was composed of the proceeds from its initial offering of $100.0 million, supplemented by permanent debt in the amount of $25.0 million. The Manager has not planned any expenditures, nor is it aware of any contingencies that would cause it to require any additional capital to that mentioned above. The Fund intends to rely on operating cash flow to meet its operating obligations, make cash distributions to members, and make debt and interest payments.

Over the next 12 months, the Fund expects to pay $3.0 million in debt payments to the lenders of the note payable and may be required to repair a significant number of railcars to meet governmental regulations. In addition, a number of the aircraft lessees have had financial difficulties resulting in additional costs and losses to the Fund. As a result of this, the Manager has determined that in order to meet these required expenditures, cash distributions to the members will be discontinued in order to build working capital reserves. The Manager will review operations on a quarterly basis to determine if the Fund can declare a cash distribution to the members.

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

The Fund has scheduled debt payments of $3.0 million on December 31, 2004 and $5.0 million on December 31, 2005 and 2006. This debt may be prepaid anytime after January 1, 2005 without a prepayment penalty. The Manager believes that sufficient cash flow will be available in the future for repayment of debt.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Fund’s primary market risk exposure is that of currency risk. During 2003, 75% of the Fund’s total lease revenues from wholly-and jointly-owned equipment came from non-United States domiciled lessees. Most of the leases require payment in US currency. If these lessees’ currency devalues against the US dollar, the lessees could potentially encounter difficulty in making the US dollar denominated lease payment.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements for the Fund are listed on the Index to Financial Statements included in Item 15(a) of this Annual Report on Form 10-K.

ITEM 8A.  CONTROLS AND PROCEDURES

(A)  Limitations on the Effectiveness of Controls

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

(B)  Quarterly Evaluation of the Fund’s Disclosure Controls and Internal Controls

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

(2)  There have been no significant changes in the Fund’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Manager carried out its evaluations.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(A)  Disagreements with Accountants on Accounting and Financial Disclosures

None.

(B)  Changes in Accountants

In June 2003, the Manager announced that the Fund had engaged Ernst & Young LLP as the Fund’s auditors and had dismissed Deloitte & Touche LLP. Deloitte & Touche LLP issued an unqualified opinion on the 2002 financial statements. During 2002 and the subsequent interim period preceding such dismissal, there were no disagreements with Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF PLM FINANCIAL SERVICES, INC.

As of the date of this annual report, the directors and executive officers of PLM Financial Services, Inc. (and key executive officers of its subsidiaries) are as follows:

Name	Age	Position

Gary D. Engle	55	Director, PLM Financial Services, Inc., PLM Investment Management, Inc., and PLM Transportation Equipment Corp.

James A. Coyne	43	Director, Secretary and President, PLM Financial Services, Inc. and PLM Investment Management, Inc., Director and Secretary, PLM Transportation Equipment Corp.

Richard K Brock	41	Chief Financial Officer, PLM Financial Services, Inc., PLM Investment Management, Inc. and PLM Transportation Equipment Corp.

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

Richard K Brock was appointed Chief Financial Officer of PLM Financial Services, Inc. in August 2002. From June 2001 through August 2002, Mr. Brock was a consultant to various leasing companies including PLM Financial Services, Inc. From October 2000 through June 2001, Mr. Brock was a Director of PLM Financial Services, Inc. Mr. Brock was appointed Vice President and Chief Financial Officer of PLM International, Inc. and PLM Financial Services, Inc. in January 2000, having served as Acting Chief Financial Officer since June 1999 and as Vice President and Corporate Controller of PLM International, Inc. and PLM Financial Services, Inc. since June 1997. Prior to June 1997, Mr. Brock served as an accounting manager at PLM Financial Services, Inc. beginning in September 1991 and as Director of Planning and General Accounting beginning in February 1994.

The directors of PLM Financial Services, Inc. are elected for a one-year term or until their successors are elected and qualified. No family relationships exist between any director or executive officer of PLM Financial Services, Inc., PLM Transportation Equipment Corp., or PLM Investment Management, Inc.

CODE OF ETHICS

The Board of Directors of PLM Financial Services Inc, ("FSI") the Manager, has adopted a written Code of Ethics that is applicable to the Board, executive officers and employees of PLM Financial Services Inc. FSI’s Code of Ethics is designed to deter wrongdoing and to promote:

-    the integrity and values of FSI, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
-    compliance with applicable governmental laws, rules and regulations;
-    internal reporting of violations of the Code of Ethics to any member of FSI’s Board of Directors; and
-    accountability for adherence to the Code of Ethics.

ITEM 11.  EXECUTIVE COMPENSATION

The Fund has no directors, officers, or employees.  The Fund has no pension, profit sharing, retirement, or similar benefit plan in effect as of December 31, 2003.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(A)  Security Ownership of Certain Beneficial Owners

The Manager is generally entitled to a 1% interest in profits and losses and a 15% interest in the Fund's cash distributions, subject to certain allocation of income provisions. After the investors receive cash equal to their original capital contribution, the Manager's interest in the distributions of the Fund will increase to 25%. As of December 31, 2003, no investor was known by the Manager to beneficially own more than 5% of the units of the Fund.

(B)  Security Ownership of Management

Neither the Manager and its affiliates nor any executive officer or director of the Manager and its affiliates owned any units of the Fund as of December 31, 2003.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others

During 2003, the Fund paid or accrued the following fees to FSI or its affiliates: management fees - $1.1 million; and administrative and data processing services performed on behalf of the Fund - $0.2 million.

During 2003, the equity investments paid or accrued the following fees to FSI or its affiliates (based on the Fund’s proportional share of ownership): management fees - $0.1 million; and administrative and data processing services - $3,000.

The balance due to affiliates as of December 31, 2003, included $0.3 million due to FSI and its affiliates for management fees.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The table below list principal accountant fees and services (in thousands of dollars):

Audit	Audit	Tax	All Other
Fees	Related Fees	Fees	Fees

Year Ended December 31, 2003	$50	$--	$--	$--

Year Ended December 31, 2002	$128	$--	$--	$--

It is the policy of the audit committee of the parent company of the Manager that it pre-approves all of the services described above in this Item 14.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)  1.  Financial Statements

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

10.2  $25.0 Million Note Agreement, dated as of December 30, 1996, incorporated by reference to the Fund’s 1996 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 1997.

10.3  Warehousing Credit Agreement, dated as of April 13, 2001, incorporated by reference to the Fund’s Form 10-Q dated March 31, 2001 filed with the Securities and Exchange Commission on May 9, 2001.

10.4  First Amendment to Warehousing Credit Agreement, dated as of December 21, 2001, incorporated by reference to the Fund’s 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2002.

10.5  Second amendment to the Warehouse Credit Agreement, dated April 12, 2002, incorporated by reference to the Fund’s Form 10-Q dated March 31, 2002 filed with the Securities and Exchange Commission on May 14, 2002.

10.6  Third amendment to the Warehouse Credit Agreement, dated July 11, 2002, incorporated by reference to the Fund’s Form 10-Q dated June 30, 2002 filed with the Securities and Exchange Commission on August 14, 2002.

10.7  October 2002 purchase agreement between PLM Transportation Equipment Corp., Inc. and Trinity Tank Car, Inc. incorporated by reference to the Fund’s Form 10-Q dated September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002.

10.8  Settlement Agreement between PLM Worldwide Leasing Corp. and Varig S.A. dated October 11, 2002, incorporated by reference to the Fund’s Form 10-Q dated September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002.

10.9  Escrow agreement dated December 19, 2002 between the Fund and Trenam Kemker for $3.6 million, incorporated by reference to the Fund’s Form 8-K filed with the Securities and Exchange Commission on December 20, 2002.

10.10  Escrow agreement dated December 19, 2002 between the Fund and Trenam Kemker for $5.0 million, incorporated by reference to the Fund’s Form 8-K filed with the Securities and Exchange Commission on December 20, 2002.

10.11  Escrow agreement dated December 19, 2002 between the Fund and Trenam Kemker for $4.3 million, incorporated by reference to the Fund’s Form 8-K filed with the Securities and Exchange Commission on December 20, 2002.

10.12  Escrow agreement dated December 19, 2002 between the Fund and Trenam Kemker for $6.3 million, incorporated by reference to the Fund’s Form 8-K filed with the Securities and Exchange Commission on December 20, 2002.

10.13  Escrow agreement dated December 19, 2002 between the Fund and Trenam Kemker for $0.5 million, incorporated by reference to the Fund’s Form 8-K filed with the Securities and Exchange Commission on December 20, 2002.

10.14  Fourth amendment to the Warehouse Credit Agreement, dated March 3, 2003.

10.15  Fifth amendment to the Warehouse Credit Agreement, dated June 30, 2003, incorporated by reference to the Fund’s Form 10-Q dated June 30, 2003 filed with the Securities and Exchange Commission on August 14, 2003.

10.16  Sixth amendment to the Warehouse Credit Agreement, dated September 30, 2003, incorporated by reference to the Fund’s Form 10-Q dated September 30, 2003 filed with the Securities and Exchange Commission on November 13, 2003.

10.17  Seventh amendment to the Warehouse Credit Agreement, dated December 31, 2003.

14.  PLM Financial Services Inc. Code of Ethics.

99.1   Certificate of President pursuant to Section 906 of Sarbanes - Oxley Act.

99.2   Certificate of Chief Financial Officer pursuant to Section 906 of Sarbanes - Oxley Act.

Financial Statements required under Regulation S-X Rule 3-09:

99.3   MD-82 Trust S/N 49183.

CONTROL CERTIFICATION

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

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 29, 2004                                    By:    /s/ James A. Coyne
James A. Coyne
President
(Principal Executive Officer)

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

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 29, 2004                                  By:    /s/ Richard K Brock
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

PROFESSIONAL LEASE MANAGEMENT INCOME
Date: March 29, 2004                                                       FUND I, L.L.C.

By:         PLM Financial Services, Inc.
Manager

By:          /s/ James A. Coyne
James A. Coyne
President

By:           /s/ Richard K Brock
Richard K Brock
Chief Financial Officer

CERTIFICATION

The undersigned hereby certifies, in their capacity as an officer of the Manager of Professional Lease Management Income Fund I, L.L.C. (the Fund), that the Annual Report of the Fund on Form 10-K for the year ended December 31, 2003, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Fund at the end of such period and the results of operations of the Fund for such period.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following directors of the Fund's Manager on the dates indicated.

Name                     Capacity   Date

/s/ Gary D. Engle
Gary D. Engle        Director - FSI                                                      March 29, 2004

/s/ James A. Coyne
James A. Coyne                                Director - FSI                                                      March 29, 2004

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I
(A Limited Liability Company)
INDEX TO FINANCIAL STATEMENTS

(Item 15(a))

Page

Reports of Independent certified public accountants                                                       32-33

Balance sheets as of December 31, 2003 and 2002                                                   34

Statements of operations for the years ended
December 31, 2003, 2002, and 2001                                                                             35

Statement of changes in members' equity for the years ended
December 31, 2003, 2002, and 2001                                                                            36

Statements of cash flows for the years ended
December 31, 2003, 2002, and 2001                                                                            37

Notes to financial statements                                                                                  38-51

Independent auditors' reports on financial statement schedule           52-53

Schedule II valuation and qualifying accounts                 54

INDEPENDENT AUDITORS’ REPORT

The Members
Professional Lease Management Income Fund I, L.L.C.:

We have audited the accompanying balance sheet of Professional Lease Management Income Fund I, L.L.C., a Delaware Limited Liability Company, as of December 31, 2003, and the related statements of operations, changes in members' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Professional Lease Management Income Fund I, L.L.C. at December 31, 2003 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Tampa, Florida
March 26, 2004

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Members
Professional Lease Management Income Fund I, L.L.C.:

We have audited the accompanying balance sheet of Professional Lease Management Income Fund I, L.L.C., (the Fund), as of December 31, 2002 and the related statements of operations, changes in members' equity, and cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2002 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
Certified Public Accountants

Tampa, Florida
March 7, 2003

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
BALANCE SHEETS
December 31,
(in thousands of dollars, except unit amounts)

	2003	2002

Assets

Equipment held for operating leases	$108,625	$89,472
Less accumulated depreciation	(63,735)	(55,619)

Net equipment	44,890	33,853

Cash and cash equivalents	4,238	560
Restricted cash	60	60
Cash held in escrow accounts	--	19,792
Accounts and note receivable, less of allowance for doubtful accounts
of $1,518 in 2003 and $3,532 in 2002	3,672	2,342
Equity investments in affiliated entities	1,428	2,044
Debt placement fees, less accumulated amortization
of $123 in 2003 and $105 in 2002	53	71
Prepaid expenses	407	443
Other assets	519	508

Total assets	$55,267	$59,673

Liabilities and members' equity

Liabilities
Accounts payable and accrued expenses	$857	$622
Due to affiliates	312	191
Reserve for repairs	2,572	2,726
Lessee deposits	1,641	1,191
Note payable	13,000	16,000

Total liabilities	18,382	20,730

Commitments and contingencies

Members' equity
Class A members (4,971,311 units)	36,885	38,943
Class B member	--	--

Total members' equity	36,885	38,943

Total liabilities and members' equity	$55,267	$59,673

See accompanying notes to financial statements.

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
STATEMENTS OF OPERATIONS
For the Years Ended December 31,
(in thousands of dollars, except weighted-average Class A unit amounts)

	2003	2002	2001

Revenues

Lease revenue	$18,354	$18,136	$19,198
Interest and other income	316	451	808
Gain on disposition of equipment	198	171	7,812
Loss on disposition of equipment	--	(12)	--
Total revenues	18,868	18,746	27,818

Expenses

Depreciation	7,821	6,646	9,536
Repairs and maintenance	1,740	1,856	1,779
Equipment operating expenses	4,614	4,338	2,855
Insurance expense	596	401	468
Management fees to affiliate	1,108	851	1,277
Interest expense	1,198	1,413	1,631
General and administrative expenses to affiliates	181	256	546
Other general and administrative expenses	1,569	1,328	741
Impairment loss on equipment	731	719	--
(Recovery of) provision for bad debt expense	(1,869)	2,181	1,001

Total expenses	17,689	19,989	19,834

Equity in net income of equity investments	531	463	601

Net income (loss)	$1,710	$(780)	$8,585

Members' share of net income (loss)

Class A members	$1,052	$(1,657)	$7,488
Class B member	658	877	1,097

Total	$1,710	$(780)	$8,585

Net income (loss) per weighted-average
Class A unit	$0.21	$(0.33)	$1.51

See accompanying notes to financial statements.

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
STATEMENT OF CHANGES IN MEMBERS' EQUITY
For the Years Ended December 31, 2003, 2002, and 2001
(in thousands of dollars)

	Class A	Class B	Total

Members' equity as of December 31, 2000	$43,670	$--	$43,670

Net income	7,488	1,097	8,585

Cash distributions	(5,530)	(1,097)	(6,627)

Members' equity as of December 31, 2001	45,628	--	45,628

Net income (loss)	(1,657)	877	(780)

Cash distributions	(5,028)	(877)	(5,905)

Members' equity as of December 31, 2002	38,943	--	38,943

Net income	1,052	658	1,710

Cash distributions	(3,110)	(658)	(3,768)

Members' equity as of December 31, 2003	$36,885	$--	$36,885

See accompanying notes to financial statements.

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
STATEMENTS OF CASH FLOWS
For the Years Ended December 31,
(in thousands of dollars)

Operating activities	2003	2002	2001

Net income (loss)	$1,710	$(780)	$8,585
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation	7,821	6,646	9,536
Amortization of debt placement fees	18	18	18
(Recovery of) provision for bad debt expense	(1,869)	2,181	1,001
Impairment loss on equipment	731	719	--
Net gain on disposition of equipment	(198)	(159)	(7,812)
Equity in net income of equity investments	(531)	(463)	(601)
Distributions from equity investment	1,147	1,160	2,084
Changes in operating assets and liabilities:
Restricted cash	--	(30)	395
Accounts and note receivable	538	(2,010)	(1,230)
Prepaid expenses	36	(341)	8
Other assets	(11)	29	(60)
Accounts payable and accrued expenses	235	(3)	45
Due to affiliates	121	(60)	(666)
Reserve for repairs	(154)	286	289
Lessee deposits	450	(108)	(264)

Net cash provided by operating activities	10,044	7,085	11,328

Investing activities
Payments for capitalized repairs and purchase of equipment	(19,853)	(11)	(2,263)
Decrease (increase) in cash held in escrow accounts	19,792	(19,792)	--
Liquidation distributions from unconsolidated special-
purpose entities	--	--	931
Proceeds from disposition of equipment	463	360	10,106
Net cash provided by (used in) investing activities	402	(19,443)	8,774

Financing activities
Payments on note payable	(3,000)	(3,000)	(3,000)
(Increase) decrease in restricted cash	--	(14)	(75)
Cash distributions to Class A members	(3,110)	(5,028)	(5,384)
Cash distributions to Class B member	(658)	(877)	(1,097)
Net cash used in financing activities	(6,768)	(8,919)	(9,556)

Net increase (decrease) in cash and cash equivalents	3,678	(21,277)	10,546
Cash and cash equivalents at beginning of year	560	21,837	11,291

Cash and cash equivalents at end of year	$4,238	$560	$21,837

Supplemental information
Interest paid	$1,181	$1,391	$1,617

See accompanying notes to financial statements.

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
NOTES TO FINANCIAL STATEMENTS

1.  Basis of Presentation

Organization

Professional Lease Management Income Fund I, L.L.C., a Delaware Limited Liability Company (the Fund), was formed on August 22, 1994, to engage in the business of owning, leasing, or otherwise investing in predominantly used transportation and related equipment. PLM Financial Services, Inc. (FSI) is the Manager of the Fund. FSI is a wholly-owned subsidiary of PLM International, Inc. (PLMI).

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

The operating agreement includes a redemption provision. Upon the conclusion of the 30-month period immediately following the termination of the offering, which was in November 1998, the Fund may, at the Manager's sole discretion, redeem up to 2% of the outstanding units each year. The purchase price paid by the Fund for outstanding Class A Units upon redemption will be equal to 105% of the amount Class A Members paid for the Class A Units, less the amount of cash distributions Class A Members have received relating to such Class A Units. The price may not bear any relationship to the fair value of a Class A Unit. No units were purchased under this plan during 2003, 2002 or 2001. The Manager does not anticipate additional units being purchased under this plan in the future.

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

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
NOTES TO FINANCIAL STATEMENTS

1.  Basis of Presentation (continued)

Accounting for Leases

The Fund's leasing operations consist of operating leases. Under the operating lease method of accounting, the lessor records the leased asset at cost and depreciates the leased asset over its estimated useful life. Rental payments are recorded as revenue over the lease term as earned. Lease origination costs are capitalized and amortized over the term of the lease.

Depreciation and Amortization

Depreciation of transportation equipment held for operating leases is computed on the double-declining balance method taking a full month's depreciation in the month of acquisition, based upon estimated useful lives of 15 years for railcars and 12 years for most other types of equipment. Certain aircraft are depreciated under the double-declining balance method over the lease term which approximates their economic life. The depreciation method changes to straight line when the annual depreciation expense using the straight-line method exceeds that calculated by the double-declining balance method. Major expenditures that are expected to extend the useful lives or reduce future operating expenses of equipment are capitalized and amortized over the estimated remaining life of the equipment. Debt placement fees are amortized over the term of the related loan using the straight-line method that approximates the effective interest method and are included in interest expense in the accompanying statements of operations.

Transportation Equipment

Equipment held for operating leases is recorded at cost and depreciated over its useful life.

The Fund evaluates long-lived assets for impairment whenever events or circumstances indicate that the carrying values of such assets may not be recoverable. Losses for impairment are recognized when the undiscounted cash flows estimated to be realized from a long-lived asset are determined to be less than the carrying value of the asset and the carrying amount of long-lived assets exceeds their fair values. The determination of fair value for a given investment requires several considerations, including but not limited to, income expected to be earned from the asset, estimated sales proceeds, and holding costs excluding interest.

The estimate of the fair value of the Fund’s owned and partially owned equipment is based on the opinion of the Fund’s equipment managers using data, reasoning and analysis of prevailing market conditions of similar equipment, data from recent purchases, independent third party valuations and discounted cash flows.

Equity Investments in Affiliated Entities

The Fund has interests in equity investments that own transportation equipment. These entities do not have any debt or other financial encumbrances and are accounted for using the equity method.

The Fund’s interests in equity investments are managed by IMI. The Fund’s equity interest in the net income (loss) of equity investments is reflected net of management fees paid or payable to IMI.

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
NOTES TO FINANCIAL STATEMENTS

1.  Basis of Presentation (continued)

Repairs and Maintenance

Repairs and maintenance costs related to marine vessels, railcars, and trailers are usually the obligation of the Fund and are charged against operations as incurred. Costs associated with marine vessel dry-docking are estimated and accrued ratably over the period prior to such dry-docking. If a marine vessel is sold and there is a balance in the dry-docking reserve account for that marine vessel, the balance in the reserve account is included as additional gain on disposition. Maintenance costs of aircraft and marine containers are the obligation of the lessee. To meet the maintenance requirements of aircraft airframes and engines, reserve accounts are prefunded by certain lessees over the period of the lease based on the number of hours this equipment is used, times the estimated rate to repair this equipment. If repairs exceed the amount prefunded by the lessee, the Fund has the obligation to fund and accrue the difference. In certain instances, if the aircraft is sold and there is a balance in the reserve account for repairs to that aircraft, the balance in the reserve account is reclassified as additional gain on disposition. The aircraft reserve accounts and marine vessel dry-docking reserve accounts are included in the accompanying balance sheets as reserve for repairs.

Net Income (Loss) and Distributions

The net profits and losses of the Fund are generally allocated 1% to the Class B Member and 99% to the Class A Members. The Class B Member or Manager will be specially allocated (i) 100% of the Fund’s organizational and offering cost amortization expenses and (ii) income equal to the excess of cash distribution over the Manager‘s 1% share of net profits. The effect on the Class A Members of this special income allocation will be to increase the net loss or decrease the net profits allocable to the Class A Members by an equal amount. During 2003, the Manager received a special allocation of income of $0.6 million ($0.9 million and $1.0 million in 2002 and 2001, respectively) in excess of its prorata ownership share. Cash distributions of the Fund are generally allocated 85% to the Class A Members and 15% to the Manager and may include amounts in excess of net income. After the investors receive cash distributions equal to their original capital contributions, the Manager's interest in the cash distributions of the Fund will increase to 25%. The Class A Members' net income (loss) is allocated among the Class A Members based on the number of Class A units owned by each member and on the number of days of the year each member is in the Fund.

Cash distributions are recorded when declared. Cash distributions are generally paid in the same quarter they are declared. Monthly unitholders receive a cash distribution 15 days after the close of the previous month’s business and quarterly unitholders receive a cash distribution 45 days after the close of the quarter.

For the years ended December 31, 2003, 2002 and 2001, cash distributions totaled $3.8 million, $5.9 million, and $6.6 million, respectively. Cash distributions to Class A Unitholders in excess of net income are considered a return of capital. Cash distributions to Class A Unitholders of $2.6 million and $5.0 million in 2003 and 2002, respectively, were deemed to be a return of capital. None of the cash distributions paid during 2001 were deemed to be a return of capital.

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
NOTES TO FINANCIAL STATEMENTS

1.  Basis of Presentation (continued)

Net Income (Loss) and Distributions per Unit (continued)

Cash distributions related to the fourth quarter of 2002 of $0.8 million and 2001 of $0.9 million, were declared and paid during the first quarter of 2003 and 2002, respectively.

Net Income (Loss) Per Weighted-Average Class A Unit

Net income (loss) per weighted-average Class A unit was computed by dividing net income (loss) attributable to Class A Members by the weighted-average number of Class A units deemed outstanding during the period. The weighted-average number of Class A units deemed outstanding during the years ended December 31, 2003, 2002 and 2001 was 4,971,311 .

Cash and Cash Equivalents

The Fund considers highly liquid investments that are readily convertible to known amounts of cash with original maturities of three months or less as cash equivalents. The carrying amount of cash equivalents approximates fair value due to the short-term nature of the investments.

Restricted Cash

As of December 31, 2003, restricted cash consists of bank accounts and short-term investments that are primarily subject to withdrawal restrictions per the loan agreements. At December 31, 2003, the Fund has a security deposit of $0.1 million with the warehouse facility lender (see Note 9) that is reported as restricted cash.

Other Assets

At December 31, 2003 and 2002, other assets include an investment in a United States security from a marine container lessee of $0.5 million that has a maturity date greater than three months.

Comprehensive Income (Loss)

The Fund’s comprehensive income (loss) is equal to net income or loss for the years ended December 31, 2003, 2002 and 2001.

New Accounting Standards

In January 2003, Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 requires the Fund to evaluate all existing arrangements to identify situations where the Fund has a "variable interest," commonly evidenced by a guarantee arrangement or other commitment to provide financial support, in a "variable interest entity," commonly a thinly capitalized entity, and further determine when such variable interest requires the Fund to consolidate the variable interest entities’ financial statements with its own. The Fund is required to perform this assessment by December 31, 2004 and consolidate any variable interest entities for which the Fund will absorb a majority of the entities’ expected losses or receive a majority of the expected residual gains.

Detailed interpretations of FIN 46 continue to emerge and, accordingly, the Manager is still in the process of evaluating its impact and has not completed its analysis or concluded on the impact that FIN 46 will have on the Partnership.

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
NOTES TO FINANCIAL STATEMENTS

1.  Basis of Presentation (continued)

Reclassifications

Certain amounts in the 2002 and 2001 financial statements have been reclassified to conform to the 2003 presentations.

2.  Transactions with Manager and Affiliates

The equipment of the Fund is managed, under a continuing management agreement, by PLM Investment Management, Inc. (IMI), a wholly-owned subsidiary of FSI. IMI receives a monthly management fee from the Fund for managing the equipment.

The equipment management agreement, subject to certain reductions, requires the payment of a monthly management fee attributable to either owned equipment or interests in equipment owned by the equity investments to be paid to IMI in an amount equal to the lesser of (i) the fees that would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (A) for that equipment for which IMI provides only basic equipment management services, (a) 2% of the gross lease revenues attributable to equipment which is subject to full payout net leases, (b) 5% of the gross lease revenues attributable to equipment that is subject to operating leases, and (B) for that equipment for which IMI provides supplemental equipment management services, 7% of the gross lease revenues attributable to equipment for which IMI provides both management and additional services. The Fund management fee in 2003, 2002 and 2001 was $1.1 million, $0.9 million and $1.3 million, respectively. The Fund reimbursed FSI or its affiliates $0.2 million, $0.3 million, and $0.5 million for data processing expenses and other administrative services performed on behalf of the Fund during 2003, 2002 and 2001.

The Fund’s proportional share of management fees to affiliate charged to equity investments in affiliated entities were $0.1 million during 2003, 2002 and 2001, and the Fund’s proportional share of administrative and data processing expenses to affiliate charged to equity investments in affiliated entities were $3,000, $12,000, and $0.1 million during 2003, 2002 and 2001, respectively. These expenses reduced the Fund's proportional share of the equity interest in the income in the equity investment.

During the liquidation phase of the Fund, PLM Transportation Equipment Corp. (TEC), an affiliate of the Manager, will be entitled to receive an equipment liquidation fee equal to the lesser of (i) 3% of the sales price of equipment sold on behalf of the Fund, or (ii) 50% of the "Competitive Equipment Sale Commission," as defined in the agreement, if certain conditions are met. TEC is a wholly-owned subsidiary of the Manager. The Manager does not anticipate that this liquidation fee will be earned. In certain circumstances, the Manager will be entitled to a monthly re-lease fee for re-leasing services following the expiration of the initial lease, charter or other contract for certain equipment equal to the lesser of (a) the fees which would be charged by an independent third party for comparable services for comparable equipment or (b) 2% of gross lease revenues derived from such re-lease, provided, however; that no re-lease fee shall be payable if such fee would cause the combination of the equipment management fee paid to IMI and the re-lease fees with respect to such transactions to exceed 7% of gross lease revenues.

The Fund had equity investments in affiliated entities that own certain equipment during 2003, 2002 and 2001 (see Note 5).

The balance due to affiliates as of December 31, 2003, included $0.3 million ($0.2 million at December 31, 2002) due to FSI and its affiliates for management fees.

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
NOTES TO FINANCIAL STATEMENTS

3.  Cash Held in Escrow Accounts

In December 2002, the Manager entered into five escrow agreements on behalf of the Fund. The Manager placed $19.8 million with the escrow agent, an unaffiliated third party, during 2002. These funds were used to pay for equipment in 2003 for which the Manager had entered into a legally binding commitment to purchase in 2002 (see Note 4).

4.  Equipment

The components of owned equipment as of December 31 are as follows (in thousands of dollars):

Equipment Held for Operating Leases	2003	2002

Railcars	$38,942	$19,463
Marine containers	30,825	31,121
Marine vessel	17,000	17,000
Aircraft	15,358	15,358
Trailers	6,500	6,530
	108,625	89,472
Less accumulated depreciation	(63,735)	(55,619

Net equipment	$44,890	$33,853

Revenues are earned by placing the equipment under operating leases. A portion of the Fund's marine containers are leased to operators of utilization-type leasing pools that include equipment owned by unaffiliated parties. In such instances, revenues earned by the Fund consist of a specified percentage of the total revenues generated by leasing the pooled equipment to sublessees after deducting certain direct operating expenses of the pooled equipment. The Fund’s marine vessel is operating on short-term leases which usually have a duration of less than one year. Lease revenues for trailers operating with short-line railroad systems are based on a per-diem lease in the free running railroad interchange. Rents for the remaining equipment are based on fixed rates.

Equipment held for operating leases is stated at cost less depreciation and any reductions due to impairment of the asset value. During 2003, the Fund recorded an impairment of $0.3 million to certain owned railcars and $0.4 million to certain owned trailers. During 2002, the Fund recorded an impairment of $0.7 million to certain owned railcars.

During 2003, the Fund learned of a problem with the seal weld on certain owned tank railcars and this indicated to the Manager that an impairment may exist. The Manager determined that certain of these railcars should be scrapped. The Fund recorded an impairment of $0.3 million to 107 owned railcars with cracks in the seal weld. The fair value of the railcars with this defect was determined by using industry expertise. The Fund also recorded an impairment of $0.4 million to owned trailers based on recent sales and marketability for the type trailers owned by the Fund. The fair value of the trailers was determined by independent third party expertise.

During 2002, the Fund recorded an impairment of certain owned tank railcars. The Fund reduced the net book value of 80 owned tank railcars in its railcar fleet to their fair value of $2,000 per railcar, and recorded a $0.7 million impairment loss. The impairment was caused by a general recall due to a manufacturing defect allowing extensive corrosion of the railcars’ internal lining. Repairing the railcars was determined to be cost prohibitive. The fair value of railcars with this defect was determined by using industry expertise. These railcars were off lease. No reductions were required to the carrying value of wholly owned equipment during 2001.

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
NOTES TO FINANCIAL STATEMENTS

4.  Equipment (continued)

As of December 31, 2003, all owned equipment in the Fund's portfolio was on lease except for 289 railcars with a net book value of $1.9 million. As of December 31, 2002, all owned equipment in the Fund's portfolio was on lease except for one commercial aircraft and 172 railcars with an aggregate net book value of $0.9 million.

During 2003, the Fund purchased railcars for $19.7 million that it had entered into legally binding agreements to purchase in 2002 and made capitalized improvements to equipment of $0.2 million. No equipment was purchased during the year ended December 31, 2002; however, the Fund made capital improvements in 2002 totaling $11,000. During the year ended December 31, 2001, the Fund purchased marine containers for $2.3 million.

During the year ended December 31, 2003, the Fund disposed of marine containers, trailers and railcars with a net book value of $0.3 million for proceeds of $0.5 million. During the year ended December 31, 2002, the Fund disposed of marine containers, railcars and trailers with a net book value of $0.2 million for proceeds of $0.4 million. During the year ended December 31, 2001, the Fund disposed of a marine vessel, an aircraft, marine containers, trailers, and railcars with an aggregate net book value of $3.2 million, for proceeds of $10.2 million. Included in the 2001 net gain on disposition of assets is the unused portion of aircraft engine reserves of $0.8 million.

All owned equipment on lease is being accounted for as operating leases. Future minimum rent under noncancelable operating leases as of December 31, 2003 for the owned equipment during each of the next five years and thereafter is approximately $6.0 million in 2004; $3.4 million in 2005; $2.0 million in 2006; $1.7 million in 2007; $1.6 million in 2008; and $2.1 million thereafter. Per diem and short-term rentals consisting of utilization rate lease payments included in revenues amounted to approximately $12.1 million, $11.7 million and $10.2 million in 2003, 2002, and 2001, respectively.

5. Equity Investments in Affiliated Entities

The Fund owns equipment jointly with affiliated programs. These are single purpose entities that do not have any debt or other financial encumbrances.

Ownership interest is based on the Fund’s contribution towards the cost of the equipment in the equity investments. The Fund’s proportional share of equity and income (loss) in each entity is not necessarily the same as its ownership interest. The primary reason for this is that certain fees such as management and acquisition and lease negotiation fees vary among the owners of the equity investments.

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
NOTES TO FINANCIAL STATEMENTS

5.  Equity Investments in Affiliated Entities (continued)

The tables below set forth 100% of the assets, liabilities, and equity of the entities in which the Fund has an interest and the Fund’s proportional share of equity in each entity as of December 31, 2003 and 2002 (in thousands of dollars):

	TWA		TWA
	S/N 49183		MD-82
As of December 31, 2003	Trust	1	Trust	2	Total

Assets
Equipment less accumulated depreciation	$--	$2,935
Total assets	$--	$2,935

Liabilities
Accounts payable	$3	$--
Due to affiliates	5	5
Total liabilities	8	5

Equity	(8)	2,930

Total liabilities and equity	$--	$2,935

Fund’s share of equity	$--	$1,428	$1,428

	TWA		TWA
	S/N 49183		MD-82
As of December 31, 2002	Trust	1	Trust	2	Total

Assets
Equipment less accumulated depreciation	$--	$4,192
Total assets	$--	$4,192

Liabilities
Due to affiliates	$6	$6

Total liabilities	6	6

Equity	(6)	4,186

Total liabilities and equity	$--	$4,192

Fund’s share of equity	$--	$2,044	$2,044

The tables below set forth 100% of the revenues, gain on disposition of equipment, direct and indirect expenses, and net income (loss) of the entities in which the Fund has an interest, and the Fund‘s proportional share of income (loss) in each entity for the years ended December 31, 2003, 2002 and 2001 (in thousands of dollars):

	TWA	TWA
For the year ended	S/N 49183	MD-82
December 31, 2003	Trust 1	Trust 2	Total

Revenues	$1,225	$1,225
Less: Direct expenses	(1)	(1)
Indirect expenses	83	1,335
Net income (loss)	$1,143	$(109)

Fund’s share of net income (loss)	$571	$(40)	$531

1     The Fund owns a 50% interest in the TWA S/N 49183 Trust that owns an MD-82 stage III commercial aircraft.

2        The Fund owns a 50% interest in the TWA MD-82 Trust that owns an MD-82 stage III commercial aircraft

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
NOTES TO FINANCIAL STATEMENTS

5.  Equity Investments in Affiliated Entities (continued)

	TWA	TWA
For the year ended	S/N 49183	MD-82
December 31, 2002	Trust 1	Trust 2	Other	Total

Revenues	$1,260	$1,260	$--
Less: Direct expenses	(1)	--	(7)
Indirect expenses	78	1,478	1

Net income (loss)	$1,183	$(218)	$6

Fund’s share of net income (loss)	$553	$(93)	$3	$463

	TWA	TWA
For the year ended	S/N 49183	MD-82	Spear
December 31, 2001	Trust 1	Trust 2	Partnership 3	Total

Revenues	$1,477	$3,126	$710
Gain on disposition of equipment	--	--	458
Less: Direct expenses	26	22	578
Indirect expenses	1,888	2,077	280

Net income (loss)	$(437)	$1,027	$310

Fund’s share of net income (loss)	$(191)	$561	$231	$601

As of December 31, 2003 and 2002, all jointly-owned equipment in the Fund’s equity investment portfolio was on lease.

During 2001, the Manager sold a container marine vessel in which the Fund had a 50% interest. The Fund’s interest in this entity was sold for proceeds of $0.9 million for its net investment of $0.8 million. Included in the gain on sale of this entity was the unused portion of marine vessel dry-docking liability of $0.2 million.

The Manager considers the lessee of the Fund’s two partially owned MD-82 commercial aircraft a significant credit risk. During 2003, the Manager restructured its leases with the lessees and reduced the monthly lease payment for each aircraft owned by the entities in which the Fund has an interest by $5,000.

All jointly owned equipment on lease is being accounted for as operating leases. The Fund’s proportionate share of future minimum rent under noncancelable leases as of December 31, 2003 for the jointly owned equipment during each of the next five years and thereafter is approximately $1.2 million in 2004; $1.2 million in 2005; $1.2 million in 2006; $1.2 million in 2007; $1.0 million in 2008; and $-0- million thereafter.

6.  Operating Segments

The Fund operates in five primary operating segments: marine container leasing, aircraft leasing, railcar leasing, marine vessel leasing, and trailer leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers.

The Manager evaluates the performance of each segment based on profit or loss from operations before interest expense and certain general and administrative and operations support expenses. The segments are managed separately due to different business strategies for each operation. The accounting policies of the Fund’s operating segments are the same as described in Note 1, Basis of Presentation. There were no intersegment revenues for the years ended December 31, 2003, 2002 and 2001.

1     The Fund owns a 50% interest in the TWA S/N 49183 Trust that owns an MD-82 stage III commercial aircraft.

2       The Fund owns a 50% interest in the TWA MD-82 Trust that owns an MD-82 stage III commercial aircraft.

3    The Fund owned a 50% interest in the Spear Partnership that owned a container feeder vessel.

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
NOTES TO FINANCIAL STATEMENTS

6.  Operating Segments (continued)

The following tables present a summary of the operating segments (in thousands of dollars):

	Marine	Aircraft		Marine
	Container		Railcar	Vessel	Trailer
For the year ended December 31, 2003	Leasing	Leasing	Leasing	Leasing	Leasing	Other 1	Total

Revenues
Lease revenue	$5,189	$905	$3,876	$7,378	$1,006	$--	$18,354
Interest and other income	--	134	37	40	--	105	316
Gain on disposition of equipment	129	--	60	--	9	--	198

Total revenues	5,318	1,039	3,973	7,418	1,015	105	18,868

Expenses
Operations support	63	44	864	5,509	371	99	6,950
Depreciation	3,040	--	3,183	1,234	364	--	7,821
Interest expense	--	--	--	--	--	1,198	1,198
Management fees to affiliate	259	165	262	369	53	--	1,108
General and administrative expenses	1	207	469	71	199	803	1,750
Impairment loss	--	--	338	--	393	--	731
(Recovery of) provision for bad debts	--	(1,900)	31	--	--	--	(1,869)

Total expenses	3,363	(1,484)	5,147	7,183	1,380	2,100	17,689

Equity in net income of equity
investments	--	531	--	--	--	--	531

Net income (loss)	$1,955	$3,054	$(1,174)	$235	$(365)	$(1,995)	$1,710

Equipment purchases and
capitalized improvements	$--	$--	$19,853	$--	$--	$--	$19,853

Total assets as of December 31, 2003	$17,067	$2,214	$22,903	$7,194	$1,131	$4,758	$55,267

	Marine			Marine
	Container	Aircraft	Railcar	Vessel	Trailer
For the year ended December 31, 2002	Leasing	Leasing	Leasing	Leasing	Leasing	Other 1	Total

Revenues
Lease revenue	$5,022	$2,645	$2,999	$6,258	$1,212	$--	$18,136
Interest and other income	--	33	21	7	--	390	451
Gain (loss) on disposition of equipment	162	--	(12)	--	9	--	159

Total revenues	5,184	2,678	3,008	6,265	1,221	390	18,746

Expenses
Operations support	54	27	715	5,120	616	63	6,595
Depreciation	3,683	--	1,116	1,480	367	--	6,646
Interest expense	--	--	--	--	--	1,413	1,413
Management fees to affiliate	251	26	199	313	62	--	851
General and administrative expenses	--	56	183	52	203	1,090	1,584
Impairment loss	--	--	719	--	--	--	719
Provision for bad debts	--	2,136	22	--	23	--	2,181

Total expenses	3,988	2,245	2,954	6,965	1,271	2,566	19,989

Equity in net income of equity
investments	--	460	--	3	--	--	463

Net income (loss)	$1,196	$893	$54	$(697)	$(50)	$(2,176)	$(780)

Equipment capitalized improvements	$--	$--	$11	$--	$--	$--	$11

Total assets as of December 31, 2002	$19,997	$2,305	$26,380	$7,959	$1,898	$1,134	$59,673

1     Includes certain assets not identifiable to a specific segment such as cash, certain restricted cash, debt placement fees, and certain prepaid expenses and other assets . Also includes interest income and costs not identifiable to a particular segment, such as interest expense, and certain general and administrative, and operations support expenses.

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
NOTES TO FINANCIAL STATEMENTS

6.    Operating Segments (continued)

	Marine			Marine
	Container	Aircraft	Railcar	Vessel	Trailer
For the year ended December 31, 2001	Leasing	Leasing	Leasing	Leasing	Leasing	Other 1	Total

Revenues
Lease revenue	$5,196	$3,971	$3,357	$5,548	$1,126	$--	$19,198
Interest and other income	--	33	8	56	--	711	808
Gain on disposition of equipment	7	6,820	8	963	14	--	7,812

Total revenues	5,203	10,824	3,373	6,567	1,140	711	27,818

Expenses
Operations support	72	25	671	3,713	512	109	5,102
Depreciation	4,529	1,543	1,288	1,776	400	--	9,536
Interest expense	--	--	--	--	--	1,631	1,631
Management fees to affiliate	260	466	224	270	57	--	1,277
General and administrative expenses	1	24	87	58	190	927	1,287
Provision for (recovery of) bad debts	--	894	(27)	154	(20)	--	1,001

Total expenses	4,862	2,952	2,243	5,971	1,139	2,667	19,834

Equity in net income of equity
investments	--	370	--	231	--	--	601

Net income (loss)	$341	$8,242	$1,130	$827	$1	$(1,956)	$8,585

Equipment purchases and
capitalized improvements	$--	$--	$8	$2,255	$--	$--	$2,263

7.  Geographic Information

The Fund owns certain equipment that is leased and operated internationally. A limited number of the Fund's transactions are denominated in a foreign currency. Gains or losses resulting from foreign currency transactions are included in the results of operations and are not material.

The Fund leases aircraft, railcars and trailers to lessees domiciled in three geographic regions: United States, South America, and Canada. The marine vessels and marine containers were leased to multiple lessees in different regions who operated the equipment worldwide.

The following table sets forth lease revenue information by region for the owned equipment grouped by domicile of the lessees, as of and for the years ended December 31, (in thousands of dollars):

Owned Equipment

Region	2003	2002	2001

United States	$3,596	$3,117	$3,168
South America	904	2,645	3,972
Canada	1,287	1,094	1,314
Rest of the world	12,567	11,280	10,744

Lease revenues	$18,354	$18,136	$19,198

1    Includes interest income and costs not identifiable to a particular segment, such as, interest expense, and certain general and administrative, and operations support expenses. Also includes gain from the sale from an investment in an entity that owned a mobile offshore drilling unit.

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
NOTES TO FINANCIAL STATEMENTS

7.  Geographic Information (continued)

The following table sets forth income (loss) information by region for owned equipment and equity investments in affiliated entities for the years ended December 31, are as follows (in thousands of dollars):

Owned Equipment	Equity Investments

Region	2003	2002	2001	2003	2002	2001

United States	$(1,284)	$(203)	$714	$531	$460	$370
South America	2,522	432	7,873	--	--	--
Canada	(253)	208	415	--	--	--
Rest of the world	2,189	496	937	--	3	231

Regional income (loss)	3,174	933	9,939	531	463	601
Administrative and other	(1,995)	(2,176)	(1,955)	--	--	--
Net income (loss)	$1,179	$(1,243)	$7,984	$531	$463	$601

The net book value of owned equipment and equity investments in affiliated entities at December 31, are as follows (in thousands of dollars):

Owned Equipment	Equity Investments

Region	2003	2002	2003	2002

United States	$17,442	$4,667	$1,428	$2,044
Canada	6,159	3,473	--	--
Rest of the world	21,289	25,713	--	--

Net book value	$44,890	$33,853	$1,428	$2,044

8.  Accounts and Note Receivable

Accounts and note receivable represent balances due from current or former lessees for unpaid balances incurred from leasing Fund owned equipment. The components of accounts and note receivable as of December 31 were as follows (in thousands of dollars):

	2003	2002

Trade accounts receivable	$3,415	$2,230
Note receivable	1,775	3,644
Allowance for doubtful accounts	(1,518)	(3,532)
	$3,672	$2,342

At December 31, 2003 and 2002, the balance in note receivable was due from an aircraft lessee. The note receivable is scheduled to be fully paid by October 2004 in equal monthly installments. Unpaid outstanding balances will accrue interest at a rate of 5%. Due to the uncertainty of ultimate collection of the note, the Manager will continue to fully reserve the unpaid outstanding balance less any security deposits and any payments received through March 29, 2004.

9.  Debt

In December 1996, the Fund entered into an agreement to issue a $25.0 million long-term note to an institutional investor. The loan was funded in March 1997. The note bears interest at a fixed rate of 7.33% per annum and has a maturity in 2006. Interest on the note is payable semi-annually. The remaining note balance of $13.0 million is due in a principal payment of $3.0 million on December 31, 2004 and two principal payments of $5.0 million on December 31, 2005 and 2006. The Fund may prepay this note without penalty beginning on January 1, 2005. The Fund’s wholly and jointly owned equipment is used as collateral to the note. The Fund has made all the regularly scheduled principal payments and semiannual interest payments to the lender of the note when due.

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
NOTES TO FINANCIAL STATEMENTS

9.  Debt (continued)

The debt contains certain financial covenants which require the Fund to maintain a certain fixed charge coverage ratio and limits the Fund's indebtedness.

The Manager estimates, based on recent transactions, that the fair value of the $13.0 million fixed-rate note is $13.6 million.

The Fund is a participant in a $10.0 million warehouse facility. The warehouse facility is shared by the Fund, PLM Equipment Growth Fund V, PLM Equipment Growth Fund VI, PLM Equipment Growth & Income Fund VII, and MIPLI Holdings LLC (MILPI). In December 2003, MILPI reached an agreement with the lenders of the $10.0 million warehouse facility to extend the expiration date of the facility March 31, 2004. The facility provides for financing up to 100% of the cost of the equipment. Any borrowings by the Fund are collateralized by equipment purchased with the proceeds of the loan. Outstanding borrowings by one borrower reduce the amount available to each of the other borrowers under the facility. Individual borrowings may be outstanding for no more than 270 days, with all advances due no later than March 31, 2004. Interest accrues either at the prime rate or LIBOR plus 2.0% at the borrower’s option and is set at the time of an advance of funds. Borrowings by the Fund are guaranteed by PLMI and MILPI, the parent company of PLMI. The Fund is not liable for the advances made to the other borrowers.

As of December 31, 2003, MILPI had outstanding borrowings on the warehouse facility of $9.8 million. There were no other outstanding borrowings on this facility by the Fund or any of the other eligible borrowers.

During March 2004, the warehouse credit agreement was amended to remove the Fund as an eligible borrower from the facility.

10.    Concentrations of Credit Risk

For the years ended December 31, 2003, 2002 and 2001, the Fund’s customers that accounted for 10% or more of the total revenues for the owned equipment and jointly owned equipment were Capital Leasing (18% in 2003 and 2002) and Varig South America ("Varig") (13% in 2002 and 12% in 2001). In addition, during 2001, AON Limited IBA purchased a Boeing 737-200A stage II commercial aircraft and the gain from the disposal accounted for 20% of total revenues from wholly and jointly owned equipment.

The Fund has a note receivable totaling $1.8 million from an airline lessee. As this lessee has previously defaulted on its obligations to the Partnership, the outstanding amount less the security deposit from this lessee has been fully reserved for as a bad debt.

As of December 31, 2003 and 2002, the Manager believed the Fund had no other significant concentrations of credit risk that could have a material adverse effect on the Fund.

11.  Income Taxes

The Fund is not subject to income taxes, as any income or loss is included in the tax returns of the individual members. Accordingly, no provision for income taxes has been made in the financial statements of the Fund.

As of December 31, 2003, the federal income tax basis was higher than the financial statement carrying values of certain assets and liabilities by approximately $14.5 million and the Fund's income was approximately $5.1 million higher than the federal income tax basis. These differences are primarily due to the tax treatment of depreciation, equipment reserves, provisions for bad debts, lessees’ prepaid deposits, and of underwriting commissions and syndication costs.

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
NOTES TO FINANCIAL STATEMENTS

12.  Contingencies

The Fund is involved as plaintiff or defendant in various legal actions incidental to its business. Management does not believe that any of these actions will be material to the financial condition or results of operations of the Fund.

13.    Quarterly Results of Operations (unaudited)

The following is a summary of the quarterly results of operations for the year ended December 31, 2003 (in thousands of dollars, except weighted-average unit amounts):

	March	June	September	December
	31,	30,	30,	31,	Total

Operating results:
Total revenues	$4,564	$4,757	$4,608	$4,939	$18,868
Net income	944	163	382	221	1,710

Per weighted-average Class A unit:

Net income	$0.15	$0.02	$0.03	$0.01	$0.21

The following is a list of the major events that affected the Fund's performance during 2003:

(i)  In the second quarter of 2003, the Fund's owned marine vessel incurred higher operating expenses; and

(ii)  In the fourth quarter of 2003, the Fund's lease revenues increased due to the Fund's marine vessel earning a higher lease rate.

The following is a summary of the quarterly results of operations for the year ended December 31, 2002 (in thousands of dollars, except weighted-average unit amounts):

	March	June	September	December
	31,	30,	30,	31,	Total

Operating results:
Total revenues	$4,852	$4,876	$4,497	$4,521	$18,746
Net income (loss)	81	(128)	(593)	(140)	(780)

Per weighted-average Class A unit:

Net loss	$(0.03)	$(0.07)	$(0.16)	$(0.07)	$(0.33)

The following is a list of the major events that affected the Fund's performance during 2002:

(i)  In the second quarter of 2002, administrative and professional costs increased $0.2 million;

(ii)  In the third quarter of 2002, lease revenues decreased $0.4 million due to a lower lease rate earned on the Fund’s marine vessel; and

(iii)  In the fourth quarter of 2002, an increase in the impairment loss of $0.7 million was offset by a decrease in indirect expenses of $0.7 million due to lower provision for bad debts.

14.    Subsequent Event

During March 2004, the warehouse credit agreement was amended to remove the Fund as an eligible borrower from the facility.

INDEPENDENT AUDITORS’ REPORT

The Members
Professional Lease Management Income Fund I, L.L.C.:

We have audited the financial statements of Professional Lease Management Income Fund I, L.L.C., a Delaware Limited Liability Company (the "Fund"), as of December 31, 2003 and for the year then ended, and have issued our report thereon dated March 26, 2004 (included elsewhere in this Form 10-K). Our audit also included the 2003 financial statement schedule listed in Item 15(B). This schedule is the responsibility of the Fund’s management. Our responsibility is to express an opinion based on our audit.

In our opinion, such 2003 financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Tampa, Florida
March 26, 2004

INDEPENDENT AUDITORS’ REPORT

The Members
Professional Lease Management Income Fund I, L.L.C.:

We have audited the financial statements of Professional Lease Management Income Fund I, L.L.C., a Delaware Limited Liability Company (the "Fund"), as of December 31, 2002, and for each of the two years in the period ended December 31, 2002, and have issued our report thereon dated March 7, 2003 ; such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedules of Professional Lease Management Income Fund I, L.L.C., listed in Item 15(B). These financial statement schedules are the responsibility of the Fund’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such 2002 and 2001 financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP
Certified Public Accountants

Tampa, Florida
March 7, 2003

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
Valuation and Qualifying Accounts

Years Ended December 31, 2003, 2002, and 2001
(in thousands of dollars)

		Additions
	Balance at	(Deductions)		Balance at
	Beginning of	Charged to	Increases	End of
	Year	Expense	(Deductions)	Year

Year Ended December 31, 2003
Allowance for doubtful accounts	$3,532	$(1,869)	$(145)	$1,518
Marine vessel dry-docking reserve	526	288	(442)	372
Aircraft engine reserve	2,200	--	--	2,200

Year Ended December 31, 2002
Allowance for doubtful accounts	$1,048	$2,181	$303	$3,532
Marine vessel dry-docking reserve	240	288	(2)	526
Aircraft engine reserve	2,200	--	--	2,200

Year Ended December 31, 2001
Allowance for doubtful accounts	$48	$1,001	$(1)	$1,048
Marine vessel dry-docking reserve	428	245	(433)	240
Aircraft engine reserve	2,550	--	(350)	2,200

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.

INDEX OF EXHIBITS

Exhibit			Page

4.		Operating Agreement of Fund.	*

10.	1	Management Agreement between Fund and PLM Investment	*
		Management, Inc.

10.	2	$25.0 Million Note Agreement, dated as of December 30, 1996.	*

10.	3	Warehouse Credit Agreement, dated as of April 13, 2001.	*

10.	4	First Amendment to Warehousing Credit Agreement, dated as of	*
		December 21, 2001.

10.	5	Second amendment to the Warehouse Credit Agreement, dated as of
		April 12, 2002.	*

10.	6	Third amendment to the Warehouse Credit Agreement, dated July 11, 2002.	*

10.	7	October 2002 purchase agreement between PLM Transportation
		Equipment Corp., Inc. and Trinity Tank Car, Inc.	*

10.	8	Settlement Agreement between PLM Worldwide Leasing Corp. and Varig
		S.A. dated October 11, 2002.	*

10.	9	Escrow agreement dated December 19, 2002 between the Fund and
		Trenam Kemker for $3.6 million.	*

10.	10	Escrow agreement dated December 19, 2002 between the Fund and
		Trenam Kemker for $5.0 million.	*

10.	11	Escrow agreement dated December 19, 2002 between the Fund and
		Trenam Kemker for $4.3 million.	*

10.	12	Escrow agreement dated December 19, 2002 between the Fund and
		Trenam Kemker for $6.3 million.	*

10.	13	Escrow agreement dated December 19, 2002 between the Fund and
		Trenam Kemker for $0.5 million.	*

10.	14	Fourth amendment to the Warehouse Credit Agreement, dated as of
		March 3, 2003.	60-71

10.	15	Fifth amendment to the Warehouse Credit Agreement, dated as of
		June 30, 2003.	*

10.	16	Sixth amendment to the Warehouse Credit Agreement, dated as of
		September 30, 2003.	*

10.	17	Seventh amendment to the Warehouse Credit Agreement, dated as of
		December 31, 2003.	72-78

14.		PLM Financial Services Inc. Code of Ethics.	57

99.	1	Certificate of President pursuant to Section 906 of Sarbanes - Oxley Act.	58

99.	2	Certificate of Chief Financial Officer pursuant to Section 906 of Sarbanes -
		Oxley Act.	59

		Financial Statements required under Regulation S-X Rule 3-09:

99.	3	MD-82 Trust S/N 49183	79-89

*Incorporated by reference. See page 26-27 of this report