Form 10QSB
period 2004-03-31
PROFESSIONAL LEASE MANAGEMENT INCOME FUND I LLC
filed 2004-05-14
CIK 928956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-QSB

[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
   For the fiscal quarter ended March 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Transitional Small Business Disclosure Format: Yes No X .

Aggregate market value of voting stock: N/A

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
CONDENSED BALANCE SHEETS
(in thousands of dollars, except unit amounts)
(unaudited)

	March 31,	December 31,
	2004	2003

Assets

Equipment held for operating leases, at cost	$107,073	$108,625
Less accumulated depreciation	(64,217)	(63,735)

Net equipment	42,856	44,890

Cash and cash equivalents	8,092	4,238
Restricted cash	--	60
Accounts and note receivable, less allowance for doubtful
accounts of $1,231 in 2004 and $1,518 in 2003	3,721	3,672
Equity investment in affiliated entities	1,300	1,428
Debt placement fees, less accumulated amortization
of $127 in 2004 and $123 in 2003	49	53
Prepaid expenses	455	407
Other assets	519	519

Total assets	$56,992	$55,267

Liabilities and members’ equity

Liabilities:
Accounts payable and accrued expenses	$1,408	$857
Due to affiliates	355	312
Reserves for repairs	2,487	2,572
Lessee deposits	1,607	1,641
Note payable	13,000	13,000
Total liabilities	18,857	18,382

Commitments and contingencies

Members' equity:
Class A members (4,971,311 units)	38,135	36,885
Class B member	--	--

Total members' equity	38,163	36,885

Total liabilities and members' equity	$56,992	$55,267

See accompanying notes to unaudited condensed financial statements.

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
CONDENSED STATEMENTS OF INCOME
(in thousands of dollars, except weighted-average Class A unit amounts)
(unaudited)

	For the Three Months Ended March 31,

	2004	2003

Revenues

Lease revenue	$5,368	$4,391
Interest and other income	35	64
Gain on disposition of equipment	223	109
Total revenues	5,626	4,564

Expenses

Depreciation	1,791	1,844
Repairs and maintenance	518	493
Equipment operating expenses	1,282	610
Insurance expense	189	142
Management fees to affiliate	275	243
Interest expense	245	302
General and administrative expenses to affiliates	84	57
Other general and administrative expenses	414	382
Recovery of bad debt expense	(269)	(312)
Total expenses	4,529	3,761

Equity in net income of equity investments	153	141

Net income	$1,250	$944

Members' share of net income

Class A members	$1,250	$725
Class B member	--	219

Total	$1,250	$944

Class A members’ net income
per weighted-average member unit	$0.25	$0.15

See accompanying notes to unaudited condensed financial statements.

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
CONDENSED STATEMENTS OF CHANGES IN MEMBERS' EQUITY
For the Period from December 31, 2003 to March 31, 2004
(in thousands of dollars)
(unaudited)

	Class A	Class B	Total

Members' equity as of December 31, 2003	$36,885	$--	$36,885

Net income	1,250	--	1,250

Members' equity as of March 31, 2004	$38,135	$--	$38,135

See accompanying notes to unaudited condensed financial statements.

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands of dollars)
(unaudited)

	For the Three Months Ended March 31,

Operating activities	2004	2003

Net income	$1,250	$944
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	1,791	1,844
Amortization of debt placement fees	4	6
Recovery of bad debt expense	(269)	(312)
Gain on disposition of equipment	(223)	(109)
Equity in net income of equity investments	(153)	(141)
Distributions from equity investments	281	298
Changes in operating assets and liabilities:
Accounts and note receivable	220	(86)
Prepaid expenses	(48)	6
Accounts payable and accrued expenses	551	479
Due to affiliates	43	13
Reserve for repairs	(85)	72
Lessee deposits	(34)	33

Net cash provided by operating activities	3,328	3,047

Investing activities
Payments for capitalized repairs and purchase of equipment	--	(14,622)
Decrease in cash held in escrow accounts	--	14,606
Proceeds from disposition of equipment	466	118
Net cash provided by investing activities	466	102

Financing activities
Decrease in restricted cash	60	--
Cash distributions to Class A members	--	(625)
Cash distributions to Class B member	--	(219)
Net cash provided by (used in) financing activities	60	(844)

Net increase in cash and cash equivalents	3,854	2,305
Cash and cash equivalents at beginning of period	4,238	560

Cash and cash equivalents at end of period	$8,092	$2,865

See accompanying notes to unaudited condensed financial statements.

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

1.   Opinion of Management

The unaudited financial statements presented herein are prepared in conformity with generally accepted accounting principles in the United States of America and the instructions for preparing Form 10-QSB under Rule 310 of Regulation S-B of the Securities and Exchange Commission. Rule 310 provides that disclosures that would substantially duplicate those contained in the most recent annual report to the limited partners may be omitted from interim financial statements. The accompanying unaudited condensed financial statements have been prepared on that basis and, therefore, should be read in conjunction with the financial statements and notes presented in the 2003 Annual Report (Form 10-K) of Professional Lease Management Income Fund I, L.L.C. (the Fund) on file with the United States Securities and Exchange Commission. Except as disclosed herein, there have been no material changes to the information presented in the notes to the 2003 Annual Report in Form 10-K.

In the opinion of the management of PLM Financial Services, Inc. (FSI or the Manager) all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the Fund’s unaudited balance sheets at March 31, 2004 and December 31, 2003, condensed statements of income for the three months ended March 31, 2004 and 2003, condensed statements of changes in member’ equity for the period from December 31, 2003 to March 31, 2004, and the condensed statements of cash flows for the three months ended March 31, 2004 and 2003 have been made and are reflected.

Effective with the filing of this quarterly report, the Fund will file all future quarterly and annual reports as an SB filer as allowed under Regulation S-B until such point that the Fund no longer qualifies to be an SB filer.

2.   Schedule of Fund Phases

The Fund may no longer use cash generated form operations or proceeds from asset dispositions to purchase additional equipment.

The Fund will terminate on December 31, 2010, unless terminated earlier upon sale of all equipment or by certain other events.

3.   Reclassifications

Certain amounts previously reported have been reclassified to conform to the 2004 presentation. These reclassifications did not have any effect on total assets, total liabilities, members’ equity, or net income.

4.   Cash Distributions

Cash distributions are recorded when declared. Cash distributions are generally paid in the same quarter they are declared and may include amounts in excess of net income that are considered a return of capital.

No cash distributions were declared or paid during the three months ended March 31, 2004. For the three months ended March 31, 2003, cash distributions totaled $0.8 million or $0.13 per weighted-average Class A unit. None of the cash distributions to the Class A unitholders for the three months ended March 31, 2003 was deemed to be a return of capital.

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

5.   Transactions with Manager and Affiliates

The balance due to affiliates as of March 31, 2004 and December 31, 2003 represented $0.4 million and $0.3 million, respectively, due to the Manager and its affiliates for management fees.

During the three months ended March 31, 2004 and 2003 the Fund’s proportional share of affiliated fees paid or accrued by its equity investments to FSI or its affiliates was as follows: management fees, $16,000 for both periods, and administrative and data processing services, $2,000 and $1,000, respectively.

These affiliate expenses reduced the Fund's proportional share of the equity interest in the income of equity investments.

6.   Equipment

Owned equipment held for operating leases is stated at cost. The components of owned equipment were as follows (in thousands of dollars):

	March 31,	December 31,
	2004	2003

Railcars	$37,481	$38,942
Marine containers	30,734	30,825
Marine vessel	17,000	17,000
Aircraft	15,358	15,358
Trailers	6,500	6,500
	107,073	108,625
Less accumulated depreciation	(64,217)	(63,735)

Net equipment	$42,856	$44,890

Equipment held for operating leases is stated at cost less depreciation and any reductions due to impairment of the asset value.

As of March 31, 2004, all owned equipment in the Fund’s portfolio was on lease except for one commercial aircraft and 233 railcars with a net book value of $1.7 million. As of December 31, 2003, all owned equipment in the Fund's portfolio was on lease except for 289 railcars with a net book value of $1.9 million.

No equipment purchases or capitalized improvements were accrued or paid during the three months ended March 31, 2004. During the three months ended March 31, 2003, the Fund purchased railcars for $14.6 million that it had entered into legally binding agreements to purchase in 2002. The Fund also made capitalized improvements to equipment of $17,000 during the three months ended March 31, 2003.

During the three months ended March 31, 2004, the Fund disposed of marine containers and railcars with a net book value of $0.2 million for proceeds of $0.5 million. During the three months ended March 31, 2003, the Fund disposed of marine containers and railcars with a net book value of $0.1 million for proceeds of $0.2 million.

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

7.   Equity Investments in Affiliated Entities

The Fund owns equipment jointly with affiliated programs. These are single purpose entities that do not have any debt or other financial encumbrances.

Ownership interest is based on the Fund’s contribution towards the cost of the equipment in the Equity investments. The Fund’s proportional share of equity and income (loss) in each entity is not necessarily the same as its ownership interest. The primary reason for this difference has to do with certain fees such as management and acquisition and lease negotiation fees varying among the owners of the equity investments. The Fund’s equity interest in the net income (loss) of equity investments is reflected net of management fees paid or payable.

The tables below set forth 100% of the assets, liabilities, and equity of the entities in which the Fund has an interest and the Fund’s proportional share of equity in each entity as of March 31, 2004 and December 31, 2003 (in thousands of dollars):

	TWA	TWA
	S/N 49183	MD-82
As of March 31, 2004	Trust 1	Trust 2	Total

Assets
Equipment less accumulated depreciation	$--	$2,620
Accounts receivable	26	26
Total assets	$26	$2,646

Liabilities
Accounts payable	$2	$--
Due to affiliates	6	6
Total liabilities	8	6

Equity	18	2,640

Total liabilities and equity	$26	$2,646

Fund’s share of equity	$9	$1,291	$1,300

	TWA	TWA
	S/N 49183	MD-82
As of December 31, 2003	Trust 1	Trust 2	Total

Assets
Equipment less accumulated depreciation	$--	$2,935
Total assets	$--	$2,935

Liabilities
Accounts payable	$3	$--
Due to affiliates	5	5
Total liabilities	8	5

Equity	(8)	2,930

Total liabilities and equity	$--	$2,935

Fund’s share of equity	$--	$1,428	$1,428

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
(A Delaware Limited Liability Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

7.   Equity Investments in Affiliated Entities (continued)

The tables below set forth 100% of the revenues, direct and indirect expenses, and net income (loss) of the entities in which the Fund has an interest, and the Fund‘s proportional share of income (loss) in each entity for the three months ended March 31, 2004 and 2003 (in thousands of dollars):

	TWA	TWA
For the three months ended	S/N 49183	MD-82
March 31, 2004	Trust 1	Trust 2	Total

Revenues	$326	$326
Less: Indirect expenses	20	334
Net income (loss)	$306	$(8)

Fund’s share of net income	$153	$--	$153

	TWA	TWA
For the three months ended	S/N 49183	MD-82
March 31, 2003	Trust 1	Trust 2	Total

Revenues	$315	$315
Less: Direct expenses	(1)	(1)
Indirect expenses	21	335

Net income (loss)	$295	$(19)

Fund’s share of net income (loss)	$147	$(6)	$141

As of March 31, 2004 and December 31, 2003, all jointly-owned equipment in the Fund’s equity investment portfolio was on lease.

1    The Fund owns a 50% interest in the TWA S/N 49183 Trust that owns an MD-82 stage III commercial aircraft.
2   The Fund owns a 50% interest in the TWA MD-82 Trust that owns an MD-82 stage III commercial aircraft.

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

8.   Operating Segments

The Fund operates in five different segments: marine container leasing, aircraft leasing, railcar leasing, marine vessel leasing and trailer leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers.

The following tables present a summary of the operating segments (in thousands of dollars):

	Marine			Marine
For the three months ended	Container	Aircraft	Railcar	Vessel	Trailer
March 31, 2004	Leasing	Leasing	Leasing	Leasing	Leasing	Other1	Total

Revenues
Lease revenue	$1,234	$341	$930	$2,584	$279	$--	$5,368
Interest and other income	--	20	--	--	--	15	35
Gain on disposition of equipment	33	--	190	--	--	--	223

Total revenues	1,267	361	1,120	2,584	279	15	5,626

Expenses
Operations support	19	10	136	1,627	167	30	1,989
Depreciation	686	--	757	257	91	--	1,791
Management fees to affiliate	62	7	62	129	15	--	275
Interest expense	--	--	--	--	--	245	245
General and administrative expenses	--	109	132	17	34	206	498
Recovery of bad debts	--	(264)	(4)	--	(1)	--	(269)

Total expenses	767	(138)	1,083	2,030	306	481	4,529

Equity in net income of equity
investments	--	153	--	--	--	--	153

Net income (loss)	$500	$652	$37	$554	$(27)	$(466)	$1,250

Total assets as of March 31, 2004	$16,083	$2,056	$22,075	$7,160	$1,022	$8,596	$56,992

	Marine			Marine
For the three months ended	Container	Aircraft	Railcar	Vessel	Trailer
March 31, 2003	Leasing	Leasing	Leasing	Leasing	Leasing	Other2	Total

Revenues
Lease revenue	$1,339	$178	$768	$1,832	$274	$--	$4,391
Interest and other income	--	30	25	--	--	9	64
Gain on disposition of equipment	42	--	67	--	--	--	109

Total revenues	1,381	208	860	1,832	274	9	4,564

Expenses
Operations support	15	8	237	843	124	18	1,245
Depreciation	831	--	614	308	91	--	1,844
Management fees to affiliate	64	25	48	92	14	--	243
Interest expense	--	--	--	--	--	302	302
General and administrative expenses	--	14	95	17	46	267	439
(Recovery of) provision for bad debts	--	(333)	21	--	--	--	(312)

Total expenses	910	(286)	1,015	1,260	275	587	3,761

Equity in net income of equity
investments	--	141	--	--	--	--	141

Net income (loss)	$471	$635	$(155)	$572	$(1)	$(578)	$944

Equipment purchases and
capitalized improvements	$--	$--	$14,622	$--	$--	$--	$14,622

1   Includes certain assets not identifiable to a specific segment such as cash, deferred charges and certain prepaid expenses and other assets. Also includes certain interest income and costs not identifiable to a particular segment, such as interest expense, and certain general and administrative and operations support expenses.
2   Includes interest income and costs not identifiable to a particular segment, such as interest expense, and certain general and administrative and operations support expenses.

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

9.   Net Income Per Weighted-Average Class A Unit

Net income per weighted-average Class A unit was computed by dividing net income attributable to Class A members by the weighted-average number of Class A units deemed outstanding during the period. The weighted-average number of Class A units deemed outstanding during the three months ended March 31, 2004 and 2003 was 4,971,311 units.

10.   Accounts and Note Receivable

Accounts and note receivable represent balances due from current or former lessees for unpaid balances incurred from leasing Fund owned equipment. The components of accounts and notes receivable were as follows (in thousands of dollars):

	March 31,	December 31,
	2004	2003

Trade accounts receivable	$3,702	$3,415
Notes receivable	1,250	1,775
Allowance for doubtful accounts	(1,231)	(1,518)

	$3,721	$3,672

At March 31, 2004 and December 31, 2003, the balance in note receivable was due from an aircraft lessee. The note receivable is scheduled to be fully paid by October 2004. Unpaid outstanding balances will accrue interest at a rate of 5%. Due to the uncertainty of ultimate collection of the note, the Manager will continue to fully reserve the unpaid outstanding balance less any security deposits and any payments received through May 14, 2004.

11.   Commitments and Contingencies

Commitments as of March 31, 2004 are as follows (in thousands of dollars):

		Less than	1-3
Current Obligations	Total	1 Year	Years

Note payable	$13,000	$3,000	$10,000

12.   Recent Accounting Pronouncements

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

13. Subsequent Events

During April 2004, the Fund's off-lease aircraft with a net book value of $-0- was sold for $0.8 million.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)   RESULTS OF OPERATIONS

Comparison of the Professional Lease Management Income Fund I, L.L.C.’s (the Fund's) Operating Results for the Three Months Ended March 31, 2004 and 2003

(A)    Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment increased during the three months ended March 31, 2004, compared to the same period of 2003. Gains from the sale of equipment, interest and other income and certain expenses such as management fees to affiliate, depreciation, interest expense and general and administrative expenses relating to the operating segments (see Note 8 to the financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

	For the Three Months
	Ended March 31,
	2004	2003

Marine containers	$1,215	$1,324
Marine vessel	957	989
Railcars	794	531
Aircraft	331	170
Trailers	112	150

Marine containers:   Marine container lease revenues and direct expenses were $1.2 million and $19,000, respectively, for the three months ended March 31, 2004, compared to $1.3 million and $15,000, respectively, during the same period of 2003. The decrease in lease revenues of $0.1 million during the three months ended March 31, 2004 compared to the same period of 2003 was due to a group of marine containers switching from a fixed rate lease to one based on utilization. A significant number of the Fund’s marine containers currently on a fixed rate lease will be switching to a lease based on utilization over the next 24 months. The Manager anticipates that this will result in a significant decrease in lease revenues.

Marine vessel:   Marine vessel lease revenues and direct expenses were $2.6 million and $1.6 million, respectively, for the three months ended March 31, 2004, compared to $1.8 million and $0.8 million, respectively, during the same period of 2003. Lease revenues increased $0.8 million in the three months ended March 31, 2004 due to a higher lease rate earned on the Fund’s marine vessel. Direct operating expenses increased $0.8 million during the three months ended March 31, 2004 due to higher voyage expenses.

Railcars:   Railcar lease revenues and direct expenses were $0.9 million and $0.1 million, respectively, for the three months ended March 31, 2004, compared to $0.8 million and $0.2 million, respectively, during the same period of 2003. An increase in railcar lease revenues of $0.2 million during the three months ended March 31, 2004 was due to the purchase and lease of railcars during 2003. During the three months ended March 31, 2004, a decrease in direct expenses of $0.1 million was due primarily to lower repairs and maintenance compared to the same period of 2003.

Aircraft:   Aircraft lease revenues and direct expenses were $0.3 million and $10,000, respectively, for the three months ended March 31, 2004, compared to $0.2 million and $8,000, respectively, during the same period of 2003. An increase in lease revenues of $0.1 million was due to one of the Fund’s owned aircraft being on-lease during the three months ended March 31, 2004 compared to the same period of 2003, during which this aircraft was off-lease the entire three months and an increase of $18,000 was due to an increase in the lease rate on one of the Fund's owned aircraft compared to the same period of 2003.

(B)   Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $2.6 million for the three months ended March 31, 2004 increased from $2.5 million for the same period in 2003. Significant variances are explained as follows:

(i)   A $0.1 million increase in general and administrative expenses during the three months ended March 31, 2004 was due to administrative cost associated with the return of aircraft and collection of bad debts from lessees;

(ii)   A $32,000 increase in management fees was due to the increase in lease revenues of $1.0 million;

(iii)   Recovery of bad debts decreased $43,000 in the first three months of 2004 compared to the same period of 2003. During 2004 and 2003, recovery of bad debts of $0.3 million was due to the collection of bad debts that had been previously written off;

(iv)   A $0.1 million decrease in depreciation and amortization expenses from 2003 levels reflects a decrease of $0.2 million caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned partially offset by the increase of $0.1 million caused by the purchase of railcars during 2003; and

(v)   A $0.1 million decrease in interest expense was due to lower average borrowings outstanding during the three months ended March 31, 2004 compared to the same period in 2003.

(C)   Net Gain on Disposition of Owned Equipment

Net gain on disposition of owned equipment for the three months ended March 31, 2004 totaled $0.2 million which resulted from the disposition of marine containers and railcars with a net book value of $0.2 million for proceeds of $0.5 million. Gain on disposition of owned equipment for the first quarter of 2003 totaled $0.1 million which resulted from the sale of marine containers and railcars with a net book value of $0.1 million for proceeds of $0.2 million.

(D)   Equity in Net Income of Equity Investment

Equity in net income of equity investments represents the Fund's share of the net income generated from the operation of jointly owned assets accounted for under the equity method of accounting. These entities are single purpose and have no debt or other financial encumbrances.

The following equity investments discussion is based on the Fund's proportional share of revenues, depreciation expense, direct expenses, and administrative expenses in the equity investments:

As of March 31, 2004 and 2003, the Fund owned interests in two trusts that each own a commercial aircraft. During the three months ended March 31, 2004 and 2003, lease revenues of $0.3 million were partially offset by depreciation expense, direct expenses, and administrative expenses of $0.2 million.

(E)   Net Income

As a result of the foregoing, the Fund had net income of $1.3 million for the three months ended March 31, 2004, compared to net income of $0.9 million during the same period of 2003. The Fund's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Fund's performance in the three months ended March 31, 2004 is not necessarily indicative of future periods.

(II)   CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires PLM Financial Services, Inc. (FSI or the Manager) to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On a regular basis, the Manager reviews these estimates, including those related to asset lives and depreciation methods, impairment of long-lived assets, allowance for doubtful accounts, reserves related to legally mandated equipment repairs and contingencies and litigation. These estimates are based on the Manager's historical experience and on various other assumptions believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Manager believes, however, that the estimates, including those for the above-listed items, are reasonable and that actual results will not vary significantly from the estimated amounts.

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

(III)   FINANCIAL CONDITION - CAPITAL RESOURCES AND LIQUIDITY

For the three months ended March 31, 2004, the Fund generated cash from operations of $3.3 million to meet its operating obligations, and pay debt and interest on the Fund's debt.

During the three months ended March 31, 2004, the Fund disposed of owned equipment for proceeds of $0.5 million.

Accounts and note receivable increased $49,000 in the three months ended March 31, 2004. The increase of $0.3 million due to the timing of lease receipts and a decrease in the allowance for bad debts of $0.3 million due to collection of outstanding receivables was partially offset by a decrease from the collection of $0.5 million from the note receivable.

Equity investments in affiliated entities decreased $0.1 million during the three months ended March 31, 2004 due to cash distributions of $0.3 million from the equity investments to the Fund being partially offset by income of $0.2 million that was recorded by the Fund for its interests in the equity investments.

Prepaid expenses increased $48,000 during the three months ended March 31, 2004 due to the payment of insurance expenses during the first quarter of 2004 that will be amortized over the term of the policy.

Accounts payable increased $0.6 million during the three months ended March 31, 2004. The increase of $0.3 million was due to the timing of payments to vendors and the increase of $0.2 million was due to the accrual of the interest payment due semi-annually on note payable.

Due to affiliates increased $43,000 during the three months ended March 31, 2004 due to timing of the payment to affiliates.

Reserve for repairs decreased $0.1 million during the three months ended March 31, 2004 due to a $0.2 million payment for the dry dock partially offset by the accrual of marine vessel dry-docking reserves of $0.1 million.

The Fund is scheduled to make a debt payment of $3.0 million to the lenders of the note payable on December 31, 2004. The cash for this payment will come from operations and proceeds from equipment dispositions.

(IV)   RECENT ACCOUNTING PRONOUNCEMENTS

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

(V)   OUTLOOK FOR THE FUTURE

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

Several factors may affect the Fund's operating performance in the remainder of 2004 and beyond, including changes in the markets for the Fund's equipment and changes in the regulatory environment in which the equipment operates.

Recently, worldwide steel prices have increased due to the demand in China for steel. While the General Partner is unable to determine if the price of steel will remain at these levels, if they do remain at the current level, or were to increase further, the General Partner would expect to see increases in the price of new or used transportation equipment such as railcars, marine containers and marine vessels that contain this product. In addition, the increase in the price of new steel effectively increases the price paid for scrap steel. Currently, the price of certain new equipment has increased as much as 30% over the past few months. Accordingly, if these prices become sustained for a long period of time, the General Partner would expect the lease rates for this type of equipment to increase as a result of this.

The Fund's operation of a diversified equipment portfolio in a broad base of markets is intended to reduce its exposure to volatility in individual equipment sectors.

Other factors affecting the Fund’s operations in the remainder of 2004 and beyond include:

(1)   Starting in 2003 and continuing through 2005, a significant number of the Fund’s marine containers currently on a fixed rate lease will be switching to a lease based on utilization. The Manager anticipates that this will result in a significant decrease in lease revenues;

(2)   Economic recovery in the railcar segment seems to be back on track after an uncertain second half of 2003. Orders for new railcars, a key leading indicator, jumped to 18,000 in the first quarter of 2004 from approximately 12,000 in the fourth quarter of 2003. Overall railcar loadings are now forecast to grow approximately 5% in 2004 which is an extremely strong outlook. Chemical and petroleum railcar loadings, the most important drivers for the majority of the Partnership’s fleet, increased 2% and 3% in the first quarter, as reported by the American Association of Railroads. Industry fleet utilization numbers are not specifically available, but are generally considered to have increased in all railcar types. The speed of recovery in lease rates continues to be dependent on the number of idle railcars in fleets owned by various shippers and leasing competitors who have been very aggressive in quoted rates compared to historical norms. Another key will be the ability of the railroads to operate efficiently at the higher volumes and avoid congestion. At this point, congestion has been localized and has not had a significant effect;

(3)   The Fund’s owned marine vessel is designated as a Clean Product Carrier. Demand for commodity-based shipping is closely tied to worldwide economic growth patterns, which can affect demand by causing changes in specific grade volume on trade routes. The Manager operates the Fund’s product tanker in the spot charter markets, carrying mostly gasoline, jet fuel, gas oils and similar petroleum distillates or simple chemicals or vegetable oils, an approach that provides the flexibility to adapt to changes in market conditions.

In the first quarter of 2004, freight rates for the Fund’s marine vessel continued to remain strong due to an increase on the demand side for sea transportation resulting from improving economies worldwide. The demand is expected to continue until new tonnage starts coming on line mid year. The cold weather and demand for refined home heating oil on United States east coast coupled with strong demand for imported gasoline has given an added boost to charter rates in early 2004.

The Manager is seeing an increase in the market price for product tankers. As market prices for the Fund's owned product tanker have increased, the Manager is currently in the process of determining whether this is an advantageous time to sell this marine vessel; and

(4)   Market demand for new and used aircraft has been severely impacted by the poor financial condition of the airline industry. The Manager believes that there is a significant oversupply of commercial aircraft available, that has caused a decrease in aircraft fair market values and that this oversupply will continue for some time.

During 2001, the lessee of three Stage II Boeing 737-200 commercial aircraft notified the Manager of its intention to return these aircraft and stopped making lease payments. During October 2002, the Manager reached an agreement with the lessee of this aircraft for the past due lease payments. The lessee made an initial payment during October 2002, to be followed by 23 equal monthly installments beginning in November 2002. Unpaid outstanding amounts will accrue interest at a rate of 5%. The balance outstanding at March 31, 2004 was $1.2 million. Due to the uncertainty of ultimate collection, the Manager will continue to fully reserve the unpaid outstanding balance less the security deposit from this lessee. As of May 14, 2004, the lessee was current with all the installment payments due to the Fund except for the installment payment due during May 2004.

Additionally, the same lessee is continuing to lease one of these aircraft on a month to month lease agreement. As of May 14, 2004, the lessee is 11 months in arrears with its lease payments to the Fund totaling $0.6 million. The Manager is currently reviewing its options including the possibility of sending the lessee a notification of default. Due to the age of this aircraft and the economic condition of the airline industry, should the Manager repossess this aircraft, it will be difficult to remarket and may be off-lease for a considerable period of time.

The Manager leased the remaining two Stage II Boeing 737-200 commercial aircraft to a lessee located in Argentina with an option to purchase these aircraft at the end of the 3 year lease. This lessee paid the Fund $0.6 million as a non-refundable prepaid lease deposit during 2003. Lease payments are due to the Fund monthly in advance. As of May 14, 2004, this lessee is four months in arrears with its lease payments to the Fund. The Manager has not reserved the amount of unpaid lease payments since there is a prepaid lease deposit that could be used to cover the balance due. The Manager is currently reviewing its options including the possibility of sending the lessee a notification of default. Due to the age of these aircraft and the economic condition of the airline industry, should the Manager repossess these aircraft, it will be difficult to remarket and may be off-lease for a considerable period of time.

The lessee of the Fund’s two partially owned MD-82 commercial aircraft encountered financial difficulties during 2002 and 2003. The lessee restructured leases (including a $5,000 a month reduction in the lease payment for each aircraft owned by entities in which the Fund has an interest) and renegotiated labor contracts. While the Manager believes the financial condition of this lessee has stabilized, it is possible that it could encounter new difficulties in the future. If this aircraft were to be returned prior to its lease expiration in 2008, the aircraft could be off-lease for a significant period of time or re-leased at a significantly lower lease rate.

Cash flow and disposition proceeds generated from operations after January 1, 2003 cannot be used to purchase additional equipment. The Fund will terminate on December 31, 2010, unless terminated earlier upon sale of all equipment or by certain other events.

Over the next 21 months, the Fund is required to pay $8.0 million in debt payments to the lenders of the note payable. In addition, a number of the aircraft lessees have had financial difficulties resulting in additional costs and losses to the Fund. As a result of this, the Manager has determined that in order to meet these required expenditures, cash distributions to the members have been discontinued in order to build working capital reserves. The Manager will review operations on a quarterly basis to determine if the Fund can declare a cash distribution to the members.

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

(VI)    FORWARD-LOOKING INFORMATION

Except for the historical information contained herein, this Form 10-QSB contains forward-looking statements that involve risks and uncertainties, such as statements of the Fund’s plans, objectives, expectations, and intentions. The cautionary statements made in this Form 10-QSB should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-QSB. There are a number of important factors that could cause actual results to differ materially from those expressed in any forward-looking statements made herein. These factors include, but are not limited to, the collection of the Fund’s contracted rents, the realization of residual proceeds, and future economic conditions.

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

PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

31.1    Certificate of President of the General Partner pursuant to Section 302 of Sarbanes - Oxley Act.

31.2    Certificate of Chief Financial Officer of the General Partner pursuant to Section 302 of Sarbanes - Oxley Act.

32.1    Certificate of President of the Manager pursuant to Section 906 of Sarbanes - Oxley Act.

32.2    Certificate of Chief Financial Officer of the Manager pursuant to Section 906 of Sarbanes - Oxley Act.

(b)   Reports on Form 8-K

None.

(This space intentionally left blank)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLM PROFESSIONAL LEASE MANAGEMENT INCOME FUND I

By:  PLM Financial Services, Inc.
General Partner

Date:   May 14, 2004   By:                /s/ Richard K Brock
Richard K Brock
Chief Financial Officer