Form 10QSB
period 2004-06-30
PROFESSIONAL LEASE MANAGEMENT INCOME FUND I LLC
filed 2004-08-16
CIK 928956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-QSB

[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
   For the quarterly period ended June 30, 2004

[ ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
   For the transition period from to

Commission file number 0-28376
_______________________

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(Exact name of registrant as specified in its charter)

Delaware	94-3209289
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

200 Nyala Farms Road
Westport, CT	06880
(Address of principal executive offices)	(Zip code)

Former Address: 235 3rd Street South, Suite 200, St. Petersburg, FL. 33701

Registrant's telephone number, including area code (203) 341-0555
_______________________

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
(A Delaware Limited Liability Company)
CONDENSED BALANCE SHEETS
(in thousands of dollars, except unit amounts)
(unaudited)

	June 30,	December 31,
	2004	2003

Assets

Equipment held for operating leases, at cost	$99,927	$108,625
Less accumulated depreciation	(59,067)	(63,735)

Net equipment	40,860	44,890

Cash and cash equivalents	11,363	4,238
Restricted cash	--	60
Accounts and note receivable, less allowance for doubtful
accounts of $689 in 2004 and $1,518 in 2003	4,171	3,672
Equity investment in affiliated entities	1,203	1,428
Debt placement fees, less accumulated amortization
of $131 in 2004 and $123 in 2003	45	53
Prepaid expenses	375	407
Other assets	5	519

Total assets	$58,022	$55,267

Liabilities and members’ equity

Liabilities:
Accounts payable and accrued expenses	$721	$857
Due to affiliates	333	312
Reserves for repairs	1,636	2,572
Lessee deposits	1,039	1,641
Note payable	13,000	13,000
Total liabilities	16,729	18,382

Commitments and contingencies

Members' equity:
Class A members (4,971,311 units)	41,293	36,885
Class B member	--	--

Total members' equity	41,293	36,885

Total liabilities and members' equity	$58,022	$55,267

See accompanying notes to unaudited condensed financial statements.

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
CONDENSED STATEMENTS OF INCOME
(in thousands of dollars, except weighted-average Class A unit amounts)
(unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003

Revenues

Lease revenue	$5,256	$4,650	$10,624	$9,041
Interest and other income	29	93	64	157
Gain on disposition of equipment	2,012	19	2,235	123
Loss on disposition of equipment	(3)	(5)	(3)	--
Total revenues	7,294	4,757	12,920	9,321

Expenses

Depreciation	1,733	2,011	3,524	3,855
Repairs and maintenance	577	359	1,095	852
Equipment operating expenses	1,314	1,792	2,596	2,402
Insurance expense	185	165	374	307
Management fees to affiliate	326	269	601	512
Interest expense	243	301	488	603
General and administrative expenses
to affiliates	51	32	135	89
Other general and administrative expenses	434	311	848	693
Recovery of bad debts	(542)	(511)	(811)	(823)

Total expenses	4,321	4,729	8,850	8,490

Equity in net income of equity investments	185	135	338	276

Net income	$3,158	$163	$4,408	$1,107

Members' share of net income

Class A members	$3,158	$108	$4,408	$833
Class B member	--	55	--	274

Total	$3,158	$163	$4,408	$1,107

Class A members’ net income per
weighted-average unit	$0.64	$0.02	$0.89	$0.17

See accompanying notes to unaudited condensed financial statements.

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
CONDENSED STATEMENTS OF CHANGES IN MEMBERS' EQUITY
For the Period from December 31, 2003 to June 30, 2004
(in thousands of dollars)
(unaudited)

	Class A	Class B	Total

Members' equity as of December 31, 2003	$36,885	$--	$36,885

Net income	4,408	--	4,408

Members' equity as of June 30, 2004	$41,293	$--	$41,293

See accompanying notes to unaudited condensed financial statements.

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands of dollars)
(unaudited)

	For the Six Months
	Ended June 30,
Operating activities	2004	2003

Net income	$4,408	$1,107
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	3,524	3,855
Amortization of debt placement fees	8	11
Recovery of bad debt expense	(811)	(823)
Net gain on disposition of equipment	(2,232)	(123)
Equity in net income of equity investments	(338)	(276)
Distributions from equity investments	563	583
Changes in operating assets and liabilities:
Accounts and note receivable	312	268
Prepaid expenses	32	78
Other assets	514	--
Accounts payable and accrued expenses	(136)	687
Due to affiliates	21	72
Reserve for repairs	(36)	144
Lessee deposits	(602)	(74)

Net cash provided by operating activities	5,227	5,509

Investing activities
Payments for capitalized repairs and purchase of equipment	--	(19,067)
Decrease in cash held in escrow accounts	--	18,160
Proceeds from disposition of equipment	1,838	260
Net cash provided by (used in) investing activities	1,838	(647)

Financing activities
Decrease (increase) in restricted cash	60	(5)
Cash distributions to Class A members	--	(1,243)
Cash distributions to Class B member	--	(274)
Net cash provided by (used in) financing activities	60	(1,522)

Net increase in cash and cash equivalents	7,125	3,340
Cash and cash equivalents at beginning of period	4,238	560

Cash and cash equivalents at end of period	$11,363	$3,900

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

In the opinion of the management of PLM Financial Services, Inc. (FSI or the Manager) all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the Fund’s unaudited balance sheets at June 30, 2004, condensed statements of income for the three and six months ended June 30, 2004 and 2003, condensed statements of changes in members’ equity for the period from December 31, 2003 to June 30, 2004, and the condensed statements of cash flows for the six months ended June 30, 2004 and 2003 have been made and are reflected.

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

No cash distributions were declared or paid during the six months ended June 30, 2004. For the six months ended June 30, 2003, cash distributions totaled $1.5 million or $0.25 per weighted-average Class A unit. Cash distributions to the Class A unitholders of $0.4 million for the six months ended June 30, 2003 was deemed to be a return of capital.

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

5.   Transactions with Manager and Affiliates

The balance due to affiliates as of June 30, 2004 and December 31, 2003 represented $0.3 million due to the Manager and its affiliates for management fees.

The Fund’s proportional share of the affiliated expenses incurred by the affiliated equity investments during 2004 and 2003 is listed in the following table (in thousands of dollars):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003

Management fees	$15	$16	$32	$31
Data processing and administrative
expenses	1	6	3	9

These affiliate expenses reduced the Fund's proportional share of the equity interest in the income of equity investments.

6.   Equipment

Owned equipment held for operating leases is stated at cost. The components of owned equipment were as follows (in thousands of dollars):

	June 30,	December 31,
	2004	2003

Railcars	$35,242	$38,942
Marine containers	30,706	30,825
Marine vessel	17,000	17,000
Aircraft	10,494	15,358
Trailers	6,485	6,500
	99,927	108,625
Less accumulated depreciation	(59,067)	(63,735)

Net equipment	$40,860	$44,890

Equipment held for operating leases is stated at cost less depreciation and any reductions to the carrying value.

As of June 30, 2004, all owned equipment in the Fund’s portfolio was on lease except for 103 railcars with a net book value of $0.5 million. As of December 31, 2003, all owned equipment in the Fund's portfolio was on lease except for 289 railcars with a net book value of $1.9 million.

The Fund did not make any equipment purchases or capitalized repairs during the six months ended June 30, 2004. During the six months ended June 30, 2003, the Fund purchased railcars for $19.1 million that it had entered into legally binding agreements to purchase in 2002. The Fund also made capitalized repairs to equipment of $17,000 during the six months ended June 30, 2003.

During the six months ended June 30, 2004, the Fund disposed of a commercial aircraft, marine containers, railcars and trailers with a net book value of $0.5 million for proceeds of $2.7 million including $0.9 million of unused engine reserves. During the six months ended June 30, 2003, the Fund disposed of marine containers and railcars with a net book value of $0.1 million for proceeds of $0.3 million.

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

7.   Equity Investments in Affiliated Entities

The Fund owns equipment and other assets jointly with affiliated programs. These are single purpose entities that do not have any debt or other financial encumbrances.

Ownership interest is based on the Fund’s contribution towards the cost of the assets in the equity investments. The Fund’s proportional share of equity and income (loss) in each entity is not necessarily the same as its ownership interest. The primary reason for this difference has to do with certain fees such as management and acquisition and lease negotiation fees varying among the owners of the equity investments. The Fund’s equity interest in the net income (loss) of equity investments is reflected net of management fees paid or payable.

The tables below set forth 100% of the revenues, direct and indirect expenses, and net income (loss) of the entities in which the Fund has an interest, and the Fund‘s proportional share of income (loss) in each entity for the three and six months ended June 30, 2004 and 2003 (in thousands of dollars):

	TWA	TWA	PLM
For the three months ended	S/N 49183	MD-82	Worldwide
June 30, 2004	Trust 1	Trust 2	Leasing 3	Total

Revenues	$308	$308
Less: Indirect expenses	17	332
Net income (loss)	$291	$(24)

Fund’s share of net income (loss)	$145	$(9)	$49	$185

	TWA	TWA
For the three months ended	S/N 49183	MD-82
June 30, 2003	Trust 1	Trust 2	Total

Revenues	$310	$310
Less: Indirect expenses	22	336
Net income (loss)	$288	$(26)

Fund’s share of net income (loss)	$144	$(9)	$135

	TWA	TWA	PLM
For the six months ended	S/N 49183	MD-82	Worldwide
June 30, 2004	Trust 1	Trust 2	Leasing 3	Total

Revenues	$634	$634
Less: Indirect expenses	37	666
Net income (loss)	$597	$(32)

Fund’s share of net income (loss)	$298	$(9)	$49	$338

	TWA	TWA
For the six months ended	S/N 49183	MD-82
June 30, 2003	Trust1	Trust2	Total

Revenues	$625	$625
Less: Direct expenses	(1)	(1)
Indirect expenses	43	671

Net income (loss)	$583	$(45)

Fund’s share of net income (loss)	$292	$(16)	$276

As of June 30, 2004 and December 31, 2003, all jointly-owned equipment in the Fund’s equity investment portfolio was on lease.
1    The Fund owns a 50% interest in the TWA S/N 49183 Trust that owns an MD-82 stage III commercial aircraft.
2   The Fund owns a 50% interest in the TWA MD-82 Trust that owns an MD-82 stage III commercial aircraft.
3.   The Fund owns a 25% interest in PLM Worldwide Leasing Corp.

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

The following tables present a summary of the operating segments (in thousands of dollars):

	Marine			Marine
For the three months ended	Container	Aircraft	Railcar	Vessel	Trailer
June 30, 2004	Leasing	Leasing	Leasing	Leasing	Leasing	Other1	Total

Revenues
Lease revenue	$1,089	$243	$976	$2,681	$267	$--	$5,256
Interest and other income	--	14	--	--	--	15	29
Gain (loss) on disposition of equipment	31	1,660	321	--	(3)	--	2,009

Total revenues	1,120	1,917	1,297	2,681	264	15	7,294

Expenses
Depreciation	631	--	755	257	90	--	1,733
Operations support	25	7	323	1,488	200	33	2,076
Management fees to affiliate	54	59	66	134	13	--	326
Interest expense	--	--	--	--	--	243	243
General and administrative expenses	--	203	94	22	--	166	485
(Recovery of) provision for bad debts	--	(545)	3	--	--	--	(542)

Total expenses	710	(276)	1,241	1,901	303	442	4,321

Equity in net income of equity
investments	--	185	--	--	--	--	185

Net income (loss)	$410	$2,378	$56	$780	$(39)	$(427)	$3,158

Total assets as of June 30, 2004	$15,015	$1,900	$21,151	$7,289	$929	$11,738	$58,022

	Marine			Marine
For the three months ended	Container	Aircraft	Railcar	Vessel	Trailer
June 30, 2003	Leasing	Leasing	Leasing	Leasing	Leasing	Other2	Total

Revenues
Lease revenue	$1,286	$149	$1,103	$1,986	$126	$--	$4,650
Interest and other income	--	44	--	42	--	7	93
Gain (loss) on disposition of equipment	19	--	(5)	--	--	--	14

Total revenues	1,305	193	1,098	2,028	126	7	4,757

Expenses
Depreciation	763	--	848	309	91	--	2,011
Operations support	15	26	124	2,034	98	19	2,316
Management fees to affiliate	67	33	63	99	7	--	269
Interest expense	--	--	--	--	--	301	301
General and administrative expenses	--	16	54	18	49	206	343
(Recovery of) provision for bad debts	--	(506)	(8)	3	--	--	(511)

Total expenses	845	(431)	1,081	2,463	245	526	4,729

Equity in net income of equity
investments	--	135	--	--	--	--	135

Net income (loss)	$460	$759	$17	$(435)	$(119)	$(519)	$163

Equipment purchases and
capitalized improvements	$--	$--	$4,443	$--	$--	$--	$4,443

1   Includes certain assets not identifiable to a specific segment such as cash, certain prepaid expenses and other assets. Also includes certain interest income and costs not identifiable to a particular segment, such as interest expense, and certain general and administrative and operations support expenses.
2   Includes interest income and costs not identifiable to a particular segment, such as interest expense, and certain general and administrative and operations support expenses.

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

8.   Operating Segments (continued)

	Marine			Marine
For the six months ended	Container	Aircraft	Railcar	Vessel	Trailer
June 30, 2004	Leasing	Leasing	Leasing	Leasing	Leasing	Other1	Total

Revenues
Lease revenue	$2,323	$584	$1,906	$5,265	$546	$--	$10,624
Interest and other income	--	34	--	--	--	30	64
Gain (loss) on disposition of equipment	64	1,660	511	--	(3)	--	2,232

Total revenues	2,387	2,278	2,417	5,265	543	30	12,920

Expenses
Depreciation	1,317	--	1,512	514	181	--	3,524
Operations support	44	17	459	3,115	367	63	4,065
Management fees to affiliate	116	66	128	263	28	--	601
Interest expense	--	--	--	--	--	488	488
General and administrative expenses	--	312	226	39	34	372	983
Recovery of bad debts	--	(809)	(1)	--	(1)	--	(811)

Total expenses	1,477	(414)	2,324	3,931	609	923	8,850

Equity in net income of equity
investments	--	338	--	--	--	--	338

Net income (loss)	$910	$3,030	$93	$1,334	$(66)	$(893)	$4,408

	Marine			Marine
For the six months ended	Container	Aircraft	Railcar	Vessel	Trailer
June 30, 2003	Leasing	Leasing	Leasing	Leasing	Leasing	Other1	Total

Revenues
Lease revenue	$2,625	$327	$1,871	$3,818	$400	$--	$9,041
Interest and other income	--	74	25	42	--	16	157
Gain on disposition of equipment	61	--	62	--	--	--	123

Total revenues	2,686	401	1,958	3,860	400	16	9,321

Expenses
Depreciation	1,594	--	1,462	617	182	--	3,855
Operations support	30	34	361	2,877	222	37	3,561
Management fees to affiliate	131	58	111	191	21	--	512
Interest expense	--	--	--	--	--	603	603
General and administrative expenses	--	30	149	35	95	473	782
(Recovery of) provision for bad debts	--	(839)	13	3	--	--	(823)

Total expenses	1,755	(717)	2,096	3,723	520	1,113	8,490

Equity in net income of equity
investments	--	276	--	--	--	--	276

Net income (loss)	$931	$1,394	$(138)	$137	$(120)	$(1,097)	$1,107

Equipment purchases and
capitalized improvements	$2	$--	$19,065	$--	$--	$--	$19,067

9.   Net Income Per Weighted-Average Class A Unit

Net income per weighted-average Class A unit was computed by dividing net income attributable to Class A members by the weighted-average number of Class A units deemed outstanding during the period. The weighted-average number of Class A units deemed outstanding during the three and six months ended June 30, 2004 and 2003 was 4,971,311 units.

1   Includes certain interest income and other income and costs not identifiable to a particular segment, such as interest expense, and certain general and administrative and operations support expenses.

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)0
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

10.   Accounts and Note Receivable

Accounts and note receivable represent balances due from current or former lessees for unpaid balances incurred from leasing Fund owned equipment. The components of accounts and notes receivable were as follows (in thousands of dollars):

	June 30,	December 31,
	2004	2003

Trade accounts receivable	$4,142	$3,415
Note receivable	718	1,775
Allowance for doubtful accounts	(689)	(1,518)

	$4,171	$3,672

At June 30, 2004 and December 31, 2003, the balance in note receivable was due from a former aircraft lessee. The note receivable is scheduled to be fully paid by October 2004. Unpaid outstanding balances accrue interest at a rate of 5%. Due to the uncertainty of ultimate collection of the note, the Manager will continue to fully reserve the unpaid outstanding balance less any security deposits and any payments received through August 13, 2004.

11.   Commitments and Contingencies

Commitments as of June 30, 2004 are as follows (in thousands of dollars):

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)   RESULTS OF OPERATIONS

Comparison of the Professional Lease Management Income Fund I, L.L.C.’s (the Fund's) Operating Results for the Three Months Ended June 30, 2004 and 2003

(A)    Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment increased during the three months ended June 30, 2004, compared to the same period of 2003. Gains from the sale of equipment, interest and other income and certain expenses such as management fees to affiliate, depreciation, interest expense and general and administrative expenses relating to the operating segments (see Note 8 to the financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

	For the Three Months
	Ended June 30,
	2004	2003

Marine vessel	$1,193	$(48)
Marine containers	1,064	1,271
Railcars	653	979
Aircraft	236	123
Trailers	67	28

Marine vessel:   Marine vessel lease revenues and direct expenses were $2.7 million and $1.5 million, respectively, for the three months ended June 30, 2004, compared to $2.0 million and $2.0 million, respectively, during the same period of 2003. Lease revenues increased $0.7 million in the three months ended June 30, 2004 due to a higher lease rate earned on the Fund’s marine vessel. Direct operating expenses decreased $0.5 million during the three months ended June 30, 2004 due to lower voyage expenses.

Marine containers:   Marine container lease revenues and direct expenses were $1.1 million and $25,000, respectively, for the three months ended June 30, 2004, compared to $1.3 million and $15,000, respectively, during the same period of 2003. The decrease in lease revenues of $0.2 million during the three months ended June 30, 2004 compared to the same period of 2003 was due to a group of marine containers switching from a fixed rate lease to one based on utilization. A significant number of the Fund’s marine containers currently on a fixed rate lease will be switching to a lease based on utilization over the next 12 months. The Manager anticipates that this will result in a significant decrease in lease revenues.

Railcars:   Railcar lease revenues and direct expenses were $1.0 million and $0.3 million, respectively, for the three months ended June 30, 2004, compared to $1.1 million and $0.1 million, respectively, during the same period of 2003. A decrease in railcar lease revenues of $0.1 million during the three months ended June 30, 2004 was due to additional lease revenues earned during the second quarter of 2003 caused by the purchase of additional railcars during the first quarter of 2003. Lease revenues also decreased $0.1 million during the second quarter 2004 due to the sale of certain railcars that were on lease during 2003. These decreases were partially offset by an increase of $0.1 million caused by the purchase and lease of railcars during 2003. During the three months ended June 30, 2004, an increase in direct expenses of $0.2 million was due primarily to higher repairs and maintenance costs compared to the same period of 2003.

Aircraft:   Aircraft lease revenues and direct expenses were $0.2 million and $7,000, respectively, for the three months ended June 30, 2004, compared to $0.1 million and $26,000, respectively, during the same period of 2003. An increase in lease revenues of $0.1 million was due to one of the Fund’s owned aircraft being on-lease during the three months ended June 30, 2004 compared to the same period of 2003, during which this aircraft was off-lease the entire three months. In addition, an increase of $33,000 was due to an increase in the lease rate on one of the Fund's owned aircraft compared to the same period of 2003.

Trailers: Trailer lease revenues and direct expenses were $0.3 million and $0.2 million, respectively, for the three months ended June 30, 2004, compared to $0.1 million and $0.1 million, respectively, during the same period of 2003. The increase of $0.1 million in trailer direct expenses was due to an increase in the repairs and maintenance compared to the same period of 2003.

(B)   Interest and Other Income

Interest and other income decreased $0.1 million for the three months ended June 30, 2004 compared to 2003. During the second quarter of 2004, interest income was lower due to a lower outstanding principal balance on the note receivable compared to 2003.

(C)   Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $2.3 million for the three months ended June 30, 2004 decreased from $2.4 million for the same period in 2003. Significant variances are explained as follows:

(i)   A $0.3 million decrease in depreciation and amortization expenses from 2003 levels reflects a decrease of $0.2 million caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned and a decrease of approximately $0.1 million caused by the sale of owned equipment during 2004 and 2003. These decreases were partially offset by the increase of $33,000 caused by the purchase of railcars during 2003;

(ii)   A $0.1 million decrease in interest expense was due to a lower average outstanding debt balance in the second quarter of 2004 compared to the same period of 2003; and

(iii)   A $0.1 million increase in general and administrative expenses during the three months ended June 30, 2004 was due to administrative cost associated with the return of aircraft and collection of bad debts from lessees.

(D)   Net Gain on Disposition of Owned Equipment

Net gain on disposition of owned equipment for the three months ended June 30, 2004 totaled $2.0 million which resulted from the disposition of a commercial aircraft, marine containers, railcars and a trailer with a net book value of $0.3 million for proceeds of $2.3 million including $0.9 million of unused engine reserves. Net gain on disposition of owned equipment for the second quarter of 2003 totaled $14,000 which resulted from the disposition of marine containers and a railcar with a net book value of $36,000 for proceeds of $0.1 million.

(E)   Equity in Net Income of Equity Investment

Equity in net income of equity investments generally represents the Fund's share of the net income generated from the operation of jointly owned entities accounted for under the equity method of accounting. These entities are single purpose and have no debt or other financial encumbrances.

The following equity investments discussion is based on the Fund's proportional share of revenues, depreciation expense, direct expenses, and administrative expenses in the equity investments:

As of June 30, 2004 and 2003, the Fund owned interests in two trusts that each own a commercial aircraft and an interest in an entity owning other assets. During the three months ended June 30, 2004 and 2003, lease revenues from the two trusts that each own a commercial aircraft of $0.3 million were partially offset by depreciation expense, direct expenses, and administrative expenses of $0.2 million. During the three months ended June 30, 2004, contribution from an entity owning other assets increased $49,000 compared to 2003.

(F)   Net Income

As a result of the foregoing, the Fund had net income of $3.2 million for the three months ended June 30, 2004, compared to net income of $0.2 million during the same period of 2003. The Fund's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Fund's performance in the three months ended June 30, 2004 is not necessarily indicative of future periods.

Comparison of the Fund's Operating Results for the Six Months Ended June 30, 2004 and 2003

(A)    Owned Equipment Operations

Lease revenues less direct expenses on owned equipment increased during the six months ended June 30, 2004, compared to the same period of 2003. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

	For the Six Months
	Ended June 30,
	2004	2003

Marine containers	$2,279	$2,595
Marine vessel	2,150	941
Railcars	1,447	1,510
Aircraft	567	293
Trailers	179	178

Marine containers:   Marine container lease revenues and direct expenses were $2.3 million and $44,000, respectively, for the six months ended June 30, 2004, compared to $2.6 million and $30,000, respectively, during the same period of 2003. The decrease in lease revenues of $0.3 million during the six months ended June 30, 2004 compared to the same period of 2003 was due to a group of marine containers switching from a fixed rate lease to one based on utilization. A significant number of the Fund’s marine containers currently on a fixed rate lease will be switching to a lease based on utilization over the next 12 months. The Manager anticipates that this will result in a significant decrease in lease revenues.

Marine vessel:   Marine vessel lease revenues and direct expenses were $5.3 million and $3.1 million, respectively, for the six months ended June 30, 2004, compared to $3.8 million and $2.9 million, respectively, during the same period of 2003. Lease revenues increased $1.4 million in the six months ended June 30, 2004 due to a higher lease rate earned on the Fund’s marine vessel. Direct operating expenses increased $0.2 million during the six months ended June 30, 2004 due to higher voyage expenses compared to the same period of 2003.

Railcars:   Railcar lease revenues and direct expenses were $1.9 million and $0.5 million, respectively, for the six months ended June 30, 2004, compared to $1.9 million and $0.4 million, respectively, during the same period of 2003. Although lease revenues remained relatively the same, an increase of $0.4 million caused by the purchase and lease of railcars during the six months ended June 30, 2003 was offset by a decrease of $0.4 million caused by the sale of railcars that were on-lease during the same period of 2003. The decrease in railcar contribution of $0.1 million was primarily due to higher repairs and maintenance costs compared to the same period of 2003.

Aircraft:   Aircraft lease revenues and direct expenses were $0.6 million and $17,000, respectively, for the six months ended June 30, 2004, compared to $0.3 million and $34,000, respectively, during the same period of 2003. An increase in lease revenues of $0.3 million was due to one of the Fund’s owned aircraft being on-lease during the six months ended June 30, 2004 compared to the same period of 2003, during which this aircraft was off-lease the entire six months. In addition, an increase of $0.1 million was due to an increase in the lease rate on one of the Fund's owned aircraft compared to the same period of 2003. These increases were partially offset by a decrease of $0.1 million caused by the sale on an aircraft during the six months ended June 30, 2004 that was on lease during the same period of 2003.

(B)   Interest and Other Income

Interest and other income decreased $0.1 million for the six months ended June 30, 2004 compared to 2003. During the six months ended June 30, 2004, interest income was lower due to a lower outstanding principal balance on the note receivable compared to 2003.

(C)   Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $4.8 million for the six months ended June 30, 2004 decreased from $5.0 million for the same period in 2003. Significant variances are explained as follows:

(i)   A $0.3 million decrease in depreciation and amortization expenses from 2003 levels reflects a decrease of $0.4 million caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned and a decrease of $0.1 million caused by equipment sales during 2004 and 2003. These decreases were partially offset by an increase of $0.2 million caused by the purchase and lease of railcars during 2003;

(ii)   A $0.1 million decrease in interest expense was due to lower average borrowings outstanding during the six months ended June 30, 2004 compared to the same period in 2003. Interest expense is expected to decrease in the future as the existing note payable is repaid;

(iii)   A $0.1 million increase in management fees was due to the increase in lease revenues of $1.6 million; and

(iv)   A $0.2 million increase in general and administrative expenses during the six months ended June 30, 2004 was due to administrative cost associated with the return of aircraft and collection of bad debts from lessees.

(D)   Net Gain on Disposition of Owned Equipment

Net gain on disposition of owned equipment for the six months ended June 30, 2004 totaled $2.2 million which resulted from the disposition of a commercial aircraft, marine containers, railcars, and a trailer with a net book value of $0.5 million for proceeds of $2.7 million including $0.9 million of unused engine reserves. Gain on disposition of owned equipment for the six months ended June 30, 2003 totaled $0.1 million which resulted from the disposition of marine containers and railcars with a net book value of $0.1 million for proceeds of $0.3 million.

(E)   Equity in Net Income of Equity Investment

Equity in net income of equity investments generally represents the Fund's share of the net income generated from the operation of jointly owned entities accounted for under the equity method of accounting. These entities are single purpose and have no debt or other financial encumbrances.

The following equity investments discussion is based on the Fund's proportional share of revenues, depreciation expense, direct expenses, and administrative expenses in the equity investments:

As of June 30, 2004 and 2003, the Fund owned interests in two trusts that each own a commercial aircraft and an interest in an entity owning other assets. During the six months ended June 30, 2004 and 2003, lease revenues from the two trusts that each own a commercial aircraft of $0.6 million were partially offset by depreciation expense, direct expenses, and administrative expenses of $0.3 million. During the six months ended June 30, 2004, contribution from an entity owning other assets increased $49,000 compared to 2003

(F)   Net Income

As a result of the foregoing, the Fund had net income of $4.4 million for the six months ended June 30, 2004, compared to net income of $1.1 million during the same period of 2003. The Fund's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Fund's performance in the six months ended June 30, 2004 is not necessarily indicative of future periods.

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

The Manager believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Fund's financial statements:

Revenue recognition: Lease revenues are earned by the Fund monthly and no significant amounts are calculated on factors other than the passage of time. The Fund’s leases are accounted for as operating leases and are non-cancellable. Rents received prior to their due dates are deferred.

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

Reserves for repairs: The Fund accrues for legally required repairs to equipment such as scheduled major maintenance for marine vessels and engine overhauls to aircraft engines over the period prior to the required repairs. The amount that is reserved is based on the Manager’s expertise in each equipment segment, the past history of such costs for that specific piece of equipment and discussions with independent, third party equipment brokers. If the amount reserved is not adequate to cover the cost of such repairs or if the repairs must be performed earlier than the Manager estimated, the Fund would incur additional repair and maintenance or equipment operating expenses.

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

(III)   FINANCIAL CONDITION - CAPITAL RESOURCES AND LIQUIDITY

For the six months ended June 30, 2004, the Fund generated cash from operations of $5.2 million to meet its operating obligations, and pay debt and interest on the Fund's debt.

Restricted cash decreased $0.1 million resulting from the withdrawal of the Fund from the debt facility that required this deposit.

During the six months ended June 30, 2004, the Fund disposed of owned equipment for proceeds of $2.7 million including $0.9 million of unused engine reserves.

Accounts and note receivable increased $0.5 million during the six months ended June 30, 2004. An increase of $0.3 million due to the timing of lease receipts and a decrease in the allowance for bad debts of $0.8 million due to collection of outstanding receivables was partially offset by a decrease from the collection of $1.1 million from the note receivable.

Equity investments in affiliated entities decreased $0.2 million during the six months ended June 30, 2004 due to cash distributions of $0.6 million from the equity investments to the Fund being partially offset by income of $0.3 million that was recorded by the Fund for its interests in the equity investments.

Prepaid expenses decreased $32,000 during the six months ended June 30, 2004 due to the amortization of insurance expenses during the first six months of 2004.

Other assets decreased $0.5 million during the six months ended June 30, 2004 due to the return of an asset to a lessee that was being held as a security deposit.

Accounts payable decreased $0.1 million during the six months ended June 30, 2004 due to the timing of payments to vendors.

Reserve for repairs decreased $0.9 million due to the sale of an commercial aircraft and the reclassification of certain engine reserves for this aircraft totaling $0.9 million to sale proceeds.

Lessee's deposits decreased $0.6 million during the six months ended June 30, 2004 due to a $0.5 million lessee security deposit being returned to the lessee and a decrease of $0.1 million was caused by the timing of prepaid lease payments being received from lessees compared to December 31, 2003.

The Fund is scheduled to make a debt payment of $3.0 million to the lenders of the note payable on December 31, 2004. The cash for this payment will come from operations and proceeds from equipment dispositions. Beginning January 1, 2005, the Fund may prepay its note payable without penalty using equipment sales proceeds. The Manager anticipates there will be such a prepayment in the first quarter of 2005.

Commitments as of June 30, 2004 are as follows (in thousands of dollars):

		Less than	1-3
Fund Obligations:	Total	1 Year	Years

Notes payable	$13,000	$3,000	$10,000

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

Other factors affecting the Fund’s operations in the remainder of 2004 and beyond include:

(1)   Over the next 12 months, a significant number of the Fund’s marine containers currently on a fixed rate lease will be switching to a lease based on utilization. The Manager anticipates that this will result in a significant decrease in lease revenues;

(2)   Economic recovery in the railcar segment continues to be strong. Orders for new tank railcars, a key leading indicator for the railcar fleet, indicate a backlog of a full year production of approximately 11,000 units. Overall railcar loadings are now forecast to grow approximately 6% in 2004 which is an extremely strong outlook and an increase in the industry consensus forecast since last quarter. The railcar fleet is largely used by a broadly defined chemical sector. Chemical production has grown 3% per year on average over the last two decades.

Although chemical and petroleum railcar loadings are projected to grow by 5% this year, the rapid increase in steel prices which has resulted in increases in the price of a new tank car by over 20%, may cause the industry recovery to slow. The speed of recovery in lease rates continues to lag behind this price increase and lease rates remain low compared to historical norms. While this is likely to change, reduced railcar availability and higher lease costs may slow the industry growth and perhaps cause a shift to other forms of transportation;

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

In the first six months of 2004, freight rates for the Fund’s marine vessel continued to remain strong due to an increase on the demand side for sea transportation resulting from improving economies worldwide. The demand is expected to continue until new tonnage starts coming on line. The cold weather and demand for refined home heating oil on United States east coast coupled with strong demand for imported gasoline has given an added boost to charter rates in early 2004;

(4)   Market demand for new and used aircraft has been severely impacted by the poor financial condition of the airline industry. The Manager believes that there is a significant oversupply of commercial aircraft available, that has caused a decrease in aircraft fair market values and that this oversupply will continue for some time;

(5)   The Fund is expected to have increased general and administrative costs as it liquidates other investment programs that currently share certain shared general and administrative expenses; and

(6)   General and administrative expenses are expected to increase over the next 18 months due to additional expenses required to meet compliance standards of the Sarbanes - Oxley Act.

During 2001, the lessee of three Stage II Boeing 737-200 commercial aircraft notified the Manager of its intention to return these aircraft and stopped making lease payments. During October 2002, the Manager reached an agreement with the lessee of these aircraft for the past due lease payments. The lessee made an initial payment during October 2002, to be followed by 23 equal monthly installments beginning in November 2002. Unpaid outstanding amounts accrue interest at a rate of 5%. The balance outstanding at June 30, 2004 was $0.7 million. Due to the uncertainty of ultimate collection, the Manager fully reserved the unpaid outstanding balance less the security deposit from this lessee and any payments received through August 13, 2004. As of August 13, 2004, the lessee was current with all the installment payments due to the Fund except for the payment due during August 2004.

Additionally, the same lessee leased one of these aircraft on a month to month lease agreement until it was sold during May 2004. As of August 13, 2004, the lessee owes the Fund $0.6 million. This receivable was reserved for as a bad debt as of June 30, 2004. The Manager is currently reviewing its options including the possibility of sending the lessee a notification of default.

The Manager leased the remaining two Stage II Boeing 737-200 commercial aircraft to a lessee located in Argentina with an option to purchase these aircraft at the end of the 3 year lease. This lessee paid the Fund $0.6 million as a non-refundable lease deposit during 2003. Lease payments are due to the Fund monthly in advance. As of August 13, 2004, this lessee is two months in arrears with its lease payments to the Fund totaling $0.2 million. The Manager has not reserved the amount of unpaid lease payments since there is a lease deposit that could be used to cover the balance due. The Manager is currently reviewing its options including the possibility of sending the lessee a notification of default. Due to the age of these aircraft and the economic condition of the airline industry, should the Manager repossess these aircraft, it will be difficult to remarket and may be off-lease for a considerable period of time.

Cash flow and disposition proceeds generated from operations after January 1, 2003 cannot be used to purchase additional equipment. The Fund will terminate on December 31, 2010, unless terminated earlier upon sale of all equipment or by certain other events.

Over the next 18 months, the Fund is required to pay $8.0 million in debt payments to the lenders of the note payable. Beginning January 1, 2005, the Fund may prepay its note payable without penalty using cash received from equipment dispositions. The Manager anticipates there will be such a prepayment in the first quarter of 2005. In addition, a number of the aircraft lessees have had financial difficulties resulting in additional costs and losses to the Fund. As a result of this, the Manager has determined that in order to meet these required expenditures, cash distributions to the members have been discontinued in order to build working capital reserves. The Manager will review operations on a quarterly basis to determine if the Fund can declare a cash distribution to the members.

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

PLM PROFESSIONAL LEASE MANAGEMENT INCOME FUND I

By:    PLM Financial Services, Inc.
        General Partner

Date:   August 13, 2004      By:   /s/ Richard K Brock
         Richard K Brock
         Chief Financial Officer