Form 10QSB
period 2004-09-30
PROFESSIONAL LEASE MANAGEMENT INCOME FUND I LLC
filed 2004-11-12
CIK 928956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2004

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

--

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
CONDENSED BALANCE SHEETS
(in thousands of dollars, except unit amounts)
(unaudited)

	September 30,	December 31,
	2004	2003
Assets

Equipment held for operating leases, at cost	$98,692	$108,625
Less accumulated depreciation	(59,735)	(63,735)
Net equipment	38,957	44,890

Cash and cash equivalents	15,073	4,238
Restricted cash	--	60
Accounts and other receivable, less allowance for doubtful
accounts of $23 in 2004 and $1,518 in 2003	4,792	3,672
Equity investment in affiliated entities	1,046	1,428
Prepaid expenses	608	407
Other assets	45	572

Total assets	$60,521	$55,267

Liabilities and members’ equity

Liabilities:
Accounts payable and accrued expenses	$1,126	$857
Due to affiliates	339	312
Reserves for repairs	1,696	2,572
Lessee deposits	990	1,641
Note payable	13,000	13,000
Total liabilities	17,151	18,382

Commitments and contingencies

Members' equity:
Class A members (4,971,311 units)	43,370	36,885
Class B member	--	--
Total members' equity	43,370	36,885

Total liabilities and members' equity	$60,521	$55,267

See accompanying notes to unaudited condensed financial statements.

--

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
CONDENSED STATEMENTS OF INCOME
(in thousands of dollars, except weighted-average Class A unit amounts)
(unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Revenues

Lease revenue	$5,165	$4,488	$15,789	$13,529
Interest and other income	668	87	732	244
Gain on disposition of equipment	170	38	2,405	156
Loss on disposition of equipment	--	(5)	(3)	--
Total revenues	6,003	4,608	18,923	13,929

Expenses

Depreciation	1,710	2,015	5,234	5,864
Repairs and maintenance	706	344	1,801	1,196
Equipment operating expenses	1,207	1,054	3,803	3,456
Insurance expense	168	137	542	444
Management fees to affiliate	302	281	903	793
Interest expense	248	304	736	907
General and administrative expenses
to affiliates	95	35	230	124
Other general and administrative expenses	280	348	1,128	1,041
Impairment loss on equipment	--	309	--	315
Recovery of bad debts	(665)	(475)	(1,476)	(1,298)
Total expenses	4,051	4,352	12,901	12,842

Equity in net income of equity investments	125	126	463	402

Net income	$2,077	$382	$6,485	$1,489

Members' share of net income

Class A members	$2,077	$163	$6,485	$996
Class B member	--	219	--	493

Total	$2,077	$382	$6,485	$1,489

Class A members’ net income per
weighted-average unit	$0.42	$0.03	$1.30	$0.20

See accompanying notes to unaudited condensed financial statements.

--

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
CONDENSED STATEMENTS OF CHANGES IN MEMBERS' EQUITY
For the Period from December 31, 2003 to September 30, 2004
(in thousands of dollars)
(unaudited)

	Class A	Class B Total

Members' equity as of December 31, 2003	$36,885	$36,885

Net income	6,485	6,485

Members' equity as of September 30, 2004	$43,370	$43,370

See accompanying notes to unaudited condensed financial statements.

--

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands of dollars)
(unaudited)

	For the Nine Months Ended September 30,

Operating activities	2004	2003
Net income	$6,485	$1,489
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	5,234	5,864
Amortization of debt placement fees	13	13
Recovery of bad debt expense	(1,476)	(1,298)
Net gain on disposition of equipment	(2,402)	(156)
Impairment loss on equipment	--	315
Equity in net income of equity investments	(463)	(402)
Distributions from equity investments	845	864
Changes in operating assets and liabilities:
Accounts and other receivable	356	890
Prepaid expenses	(201)	161
Other assets	514	--
Accounts payable and accrued expenses	269	109
Due to affiliates	27	55
Reserve for repairs	24	116
Lessee deposits	(651)	(61)
Net cash provided by operating activities	8,574	7,959

Investing activities
Payments for capitalized repairs and purchase of equipment	--	(19,853)
Decrease in cash held in escrow accounts	--	19,792
Proceeds from disposition of equipment	2,201	348
Net cash provided by investing activities	2,201	287

Financing activities
Decrease (increase) in restricted cash	60	(5)
Cash distributions to Class A members	--	(2,486)
Cash distributions to Class B member	--	(493)
Net cash provided by (used in) financing activities	60	(2,984)

Net increase in cash and cash equivalents	10,835	5,262
Cash and cash equivalents at beginning of period	4,238	560
Cash and cash equivalents at end of period	$15,073	$5,822

Supplemental information

Interest paid	$479	$786

See accompanying notes to unaudited condensed financial statements.
--

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

1.  Opinion of Management

The unaudited financial statements presented herein are prepared in conformity with generally accepted accounting principles in the United States of America and the instructions for preparing Form 10-QSB under Rule 310 of Regulation S-B of the Securities and Exchange Commission. Rule 310 provides that disclosures that would substantially duplicate those contained in the most recent annual report may be omitted from interim financial statements. The accompanying unaudited condensed financial statements have been prepared on that basis and, therefore, should be read in conjunction with the financial statements and notes presented in the 2003 Annual Report (Form 10-K) of Professional Lease Management Income Fund I, L.L.C. (the Fund) on file with the United States Securities and Exchange Commission. Except as disclosed herein, there have been no material changes to the information presented in the notes to the 2003 Annual Report in Form 10-K.

In the opinion of the management of PLM Financial Services, Inc. (FSI or the Manager) all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the Fund’s unaudited condensed balance sheets at September 30, 2004 and December 31, 2003, condensed statements of income for the three and nine months ended September 30, 2004 and 2003, condensed statements of changes in members’ equity for the period from December 31, 2003 to September 30, 2004, and the condensed statements of cash flows for the nine months ended September 30, 2004 and 2003 have been made and are reflected.

2.  Schedule of Fund Phases

The Fund may no longer use cash generated from operations or proceeds from asset dispositions to purchase additional equipment.

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

No cash distributions were declared or paid during the nine months ended September 30, 2004. For the nine months ended September 30, 2003, cash distributions totaled $3.0 million or $0.50 per weighted-average Class A unit. Cash distributions to the Class A unitholders of $1.5 million for the nine months ended September 30, 2003 were deemed to be a return of capital.

--

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

5.  Transactions with Manager and Affiliates

The balance due to affiliates as of September 30, 2004 and December 31, 2003 represented $0.3 million due to the Manager and its affiliates for management fees.

The Fund’s proportional share of the affiliated expenses incurred by the affiliated equity investments during 2004 and 2003 is listed in the following table (in thousands of dollars):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003

Management fees	$15	$15	$47	$46
Data processing and administrative
expenses	1	1	4	3

These affiliate expenses reduced the Fund's proportional share of the equity interest in the income of equity investments.

6.  Equipment

Owned equipment held for operating leases is stated at cost. The components of owned equipment were as follows (in thousands of dollars):

	September 30,	December 31,
	2004	2003

Railcars	$34,080	$38,942
Marine containers	30,633	30,825
Marine vessel	17,000	17,000
Aircraft	10,494	15,358
Trailers	6,485	6,500
	98,692	108,625
Less accumulated depreciation	(59,735)	(63,735)
Net equipment	$38,957	$44,890

Equipment held for operating leases is stated at cost less depreciation and any reductions to the carrying value.

As of September 30, 2004, all owned equipment in the Fund’s portfolio was on lease except for 85 railcars with a net book value of $0.7 million. As of December 31, 2003, all owned equipment in the Fund's portfolio was on lease except for 289 railcars with a net book value of $1.9 million.

The Fund did not make any equipment purchases or capitalized repairs during the nine months ended September 30, 2004. During the nine months ended September 30, 2003, the Fund purchased railcars for $19.7 million that it had entered into legally binding agreements to purchase in 2002. The Fund also made capitalized repairs to equipment of $0.2 million during the nine months ended September 30, 2003.

During the nine months ended September 30, 2004, the Fund disposed of a commercial aircraft, marine containers, railcars and a trailer with a net book value of $0.7 million for proceeds of $2.2 million and the recognition of $0.9 million of the related unused engine reserves. During the nine months ended September 30, 2003, the Fund disposed of marine containers, trailers and railcars with a net book value of $0.2 million for proceeds of $0.3 million.

--

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

The tables below set forth 100% of the revenues, depreciation and amortization expense, direct and indirect expenses, and net income (loss) of the entities in which the Fund has an interest, and the Fund‘s proportional share of income (loss) in each entity for the three and nine months ended September 30, 2004 and 2003 (in thousands of dollars):

	TWA	TWA	PLM
For the three months ended	S/N 49183	MD-82	Worldwide
September 30, 2004	Trust1	Trust2	Leasing3	Total
Revenue	$308	$ 308
Less: Depreciation and amortization expenses	--	314
Direct expenses	--	--
Indirect expenses	18	19
Net income (loss)	$290	$ (25)

Fund	$145	$ (9)	$ (11)	$ 125

	TWA	TWA
For the three months ended	S/N 49183	MD-82
September 30, 2003	Trust1	Trust2	Total

Revenues	$300	$300
Less: Depreciation and amortization expenses	--	314
Direct expenses	--	--
Indirect expenses	22	18
Net income (loss)	$278	$ (32)

Fund	$138	$ (12)	$ 126

	TWA	TWA	PLM
For the nine months ended	S/N 49183	MD-82	Worldwide
September 30, 2004	Trust1	Trust2	Leasing3	Total

Revenues	$942	$ 942
Less: Depreciation and amortization expenses	--	943
Direct expenses	--	--
Indirect expenses	55	56
Net income (loss)	$887	(57)

Fund	$443	$ (18)	$ 38	$ 463

1	The Fund owns a 50% interest in the TWA S/N 49183 Trust that owns an MD-82 stage III commercial aircraft.
2  The Fund owns a 50% interest in the TWA MD-82 Trust that owns an MD-82 stage III commercial aircraft.
3.  The Fund owns a 25% interest in PLM Worldwide Leasing Corp.

--

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

7.  Equity Investments in Affiliated Entities (continued)

	TWA	TWA
For the nine months ended	S/N 49183	MD-82
September 30, 2003	Trust1	Trust2	Total

Revenues	$925	$925
Less: Depreciation and amortization expenses	--	943
Direct expenses	(1)	(1)
Indirect expenses	65	60
Net income (loss)	$861	$(77)

Fund’s share of net income (loss)	$430	$(28)	$402

As of September 30, 2004 and December 31, 2003, all jointly-owned equipment in the Fund’s equity investment portfolio was on lease.

8.	Operating Segments

The Fund operates in five different segments: marine container leasing, aircraft leasing, railcar leasing, marine vessel leasing and trailer leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers.

The following tables present a summary of the operating segments (in thousands of dollars):

	Marine			Marine
For the three months ended	Container	Aircraft	Railcar	Vessel	Trailer
September 30, 2004	Leasing	Leasing	Leasing	Leasing	Leasing	Other3	Total

Revenues
Lease revenue	$1,237	$251	$929	$2,482	$266	$--	$5,165
Interest and other income	--	608	16	--	--	44	668
Gain on disposition of equipment	27	--	143	--	--	--	170
Total revenues	1,264	859	1,088	2,482	266	44	6,003

Expenses
Depreciation	612	--	750	257	91	--	1,710
Operations support	21	7	469	1,345	207	32	2,081
Management fees to affiliate	62	41	62	124	13	--	302
Interest expense	--	--	--	--	--	248	248
General and administrative expenses	--	9	170	20	--	176	375
(Recovery of) provision for bad debts	--	(674)	9	--	--	--	(665)
Total expenses	695	(617)	1,460	1,746	311	456	4,051
Equity in net income of equity
investments	--	125	--	--	--	--	125
Net income (loss)	$569	$1,601	$(372)	$736	$(45)	$(412)	$2,077

Total assets as of September 30, 2004	$14,118	$2,402	$20,559	$7,397	$839	$15,206	$60,521

1	The Fund owns a 50% interest in the TWA S/N 49183 Trust that owns an MD-82 stage III commercial aircraft.
2  The Fund owns a 50% interest in the TWA MD-82 Trust that owns an MD-82 stage III commercial aircraft.
3	Includes certain assets not identifiable to a specific segment such as cash and certain prepaid expenses. Also includes certain interest income and costs not identifiable to a particular segment, such as interest expense, and certain general and administrative and operations support expenses.

--

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

8.	Operating Segments (continued)

	Marine			Marine
For the three months ended	Container	Aircraft	Railcar	Vessel	Trailer
September 30, 2003	Leasing	Leasing	Leasing	Leasing	Leasing	Other1	Total

Revenues
Lease revenue	$1,269	$267	$1,026	$1,687	$239	$--	$4,488
Interest and other income	--	33	--	--	--	54	87
Gain (loss) on disposition of equipment	29	--	(5)	--	9	--	33
Total revenues	1,298	300	1,021	1,687	248	54	4,608

Expenses
Depreciation	741	--	875	308	91	--	2,015
Operations support	19	7	152	1,258	80	19	1,535
Management fees to affiliate	64	65	57	84	11	--	281
Interest expense	--	--	--	--	--	304	304
General and administrative expenses	--	63	119	18	59	124	383
Impairment loss on equipment	--	--	309	--	--	--	309
(Recovery of) provision for bad debts	--	(512)	36	1	--	--	(475)
Total expenses	824	(377)	1,548	1,669	241	447	4,352
Equity in net income of equity
investments	--	126	--	--	--	--	126
Net income (loss)	$474	$803	$(527)	$18	$7	$(393)	$382

	Marine			Marine
For the nine months ended	Container	Aircraft	Railcar	Vessel	Trailer
September 30, 2004	Leasing	Leasing	Leasing	Leasing	Leasing	Other1	Total

Revenues
Lease revenue	$3,560	$835	$2,835	$7,747	$812	$--	$15,789
Interest and other income	--	642	16	--	--	74	732
Gain (loss) on disposition of equipment	91	1,660	654	--	(3)	--	2,402
Total revenues	3,651	3,137	3,505	7,747	809	74	18,923

Expenses
Depreciation	1,929	--	2,262	771	272	--	5,234
Operations support	65	24	928	4,460	574	95	6,146
Management fees to affiliate	178	107	190	387	41	--	903
Interest expense	--	--	--	--	--	736	736
General and administrative expenses	--	321	463	59	34	481	1,358
(Recovery of) provision for bad debts	--	(1,483)	8	--	(1)	--	(1,476)
Total expenses	2,172	(1,031)	3,851	5,677	920	1,312	12,901
Equity in net income of equity
investments	--	463	--	--	--	--	463
Net income (loss)	$1,479	$4,631	$(346)	$2,070	$(111)	$(1,238)	$6,485

1	Includes certain interest income and other income and costs not identifiable to a particular segment, such as interest expense, and certain general and administrative and operations support expenses.

--

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)0
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

8.	Operating Segments (continued)

	Marine			Marine
For the nine months ended	Container	Aircraft	Railcar	Vessel	Trailer
September 30, 2003	Leasing	Leasing	Leasing	Leasing	Leasing	Other1	Total

Revenues
Lease revenue	$3,894	$594	$2,897	$5,505	$639	$--	$13,529
Interest and other income	--	107	25	42	--	70	244
Gain on disposition of equipment	90	--	57	--	9	--	156
Total revenues	3,984	701	2,979	5,547	648	70	13,929

Expenses
Depreciation	2,335	--	2,331	925	273	--	5,864
Operations support	49	41	513	4,135	302	56	5,096
Management fees to affiliate	195	123	168	275	32	--	793
Interest expense	--	--	--	--	--	907	907
General and administrative expenses	--	93	268	53	154	597	1,165
Impairment loss on equipment	--	--	315	--	--	--	315
(Recovery of) provision for bad debts	--	(1,351)	49	4	--	--	(1,298)
Total expenses	2,579	(1,094)	3,644	5,392	761	1,560	12,842
Equity in net income of equity
investments	--	402	--	--	--	--	402
Net income (loss)	$1,405	$2,197	$(665)	$155	$(113)	$(1,490)	$1,489
Equipment purchases and
capitalized improvements	$2	$--	$19,851	$--	$--	$--	$19,853

9.  Net Income Per Weighted-Average Class A Unit

Net income per weighted-average Class A unit was computed by dividing net income attributable to Class A members by the weighted-average number of Class A units deemed outstanding during the period. The weighted-average number of Class A units deemed outstanding during the three and nine months ended September 30, 2004 and 2003 was 4,971,311 units.

10.  Accounts and Other receivable

Accounts and other receivable represent balances due from current or former lessees for unpaid balances incurred from leasing the Fund's owned equipment. The components of accounts and notes receivable were as follows (in thousands of dollars):

	September 30, 2004	December 31, 2003

Trade accounts receivable	$3,459	$3,415
Other receivable	1,356	1,775
Allowance for doubtful accounts	(23)	(1,518)
	$4,792	$3,672

At December 31, 2003, the balance in other receivable was due from a former aircraft lessee for unpaid lease payments. Unpaid outstanding balances accrued interest at a rate of 5%. In addition, the former lessee also had $0.5 million of unpaid lease payments in trade accounts receivable. Due to the uncertainty of ultimate collection of the these receivables, the Manager had fully reserved the unpaid outstanding balances of $2.3 million from this lessee less any security deposits and any payments received through March 29, 2004.

1	Includes certain interest income and other income and costs not identifiable to a particular segment, such as interest expense, and certain general and administrative and operations support expenses.

--

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)0
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

10.  Accounts and Other receivable (continued)

At September 30, 2004, the balance in other receivable was due from the same former aircraft lessee for past due lease payments and in settlement for returning aircraft not in accordance with the lease agreement. The other receivable is scheduled to be fully paid by April 2005. Interest accrues at a rate of 5% on the outstanding other receivable balance. During the nine months ended September 2004, the former aircraft lessee made its monthly payments to the Fund. During September 2004, the Manager, based on the prior performance of this lessee and based on the Manager's evaluation on the ultimate collection of the this receivable, reversed any remaining reserve for this lessee.

11. Commitments and Contingencies

Commitments as of September 30, 2004 are as follows (in thousands of dollars):

Current Obligations	Total	Less than 1 Year	1-3 Years

Note payable	$13,000	$3,000	$10,000

12.  Recent Accounting Pronouncements

In January 2003, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 requires the Fund to evaluate all existing arrangements to identify situations where the Fund has a “variable interest,” commonly evidenced by a guarantee arrangement or other commitment to provide financial support, in a “variable interest entity,” commonly a thinly capitalized entity, and further determine when such variable interest requires the Fund to consolidate the variable interest entities’ financial statements with its own. For existing entities, the Fund is required to perform this assessment by December 31, 2004 and consolidate any variable interest entities for which the Fund will absorb a majority of the entities’ expected losses or receive a majority of the expected residual gains. The Manager is still in the process of evaluating its impact and has not completed its analysis or concluded on the impact that FIN 46 will have on the Fund.

For newly formed entities, FIN 46 is effective. FIN 46 did not impact the accounting for new entities formed in 2004.

--

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)  RESULTS OF OPERATIONS

Comparison of the Professional Lease Management Income Fund I, L.L.C.’s (the Fund's) Operating Results for the Three Months Ended September 30, 2004 and 2003

(A)  Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment increased during the three months ended September 30, 2004, compared to the same period of 2003. Gains or losses from the sale of equipment, interest and other income and certain expenses such as management fees to affiliate, depreciation, interest expense, general and administrative expenses, impairment loss on equipment, and (recovery of) provision for bad debts relating to the operating segments (see Note 8 to the financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

	For the Three Months
	Ended September 30,
	2004	2003

Marine containers	$1,216	$1,250
Marine vessel	1,137	429
Railcars	460	874
Aircraft	244	260
Trailers	59	159

Marine containers:  Marine container lease revenues and direct expenses were $1.2 million and $21,000, respectively, for the three months ended September 30, 2004, compared to $1.3 million and $19,000, respectively, during the same period of 2003. The decrease in lease revenues of $32,000 during the three months ended September 30, 2004 compared to the same period of 2003 was due to a group of marine containers switching from a fixed rate lease to one based on utilization. A significant number of the Fund’s marine containers currently on a fixed rate lease will be switching to a lease based on utilization over the next nine months. The Manager anticipates that this will result in a significant decrease in container lease revenues.

Marine vessel:  Marine vessel lease revenues and direct expenses were $2.5 million and $1.3 million, respectively, for the three months ended September 30, 2004, compared to $1.7 million and $1.3 million, respectively, during the same period of 2003. Lease revenues increased $0.8 million in the three months ended September 30, 2004 due to a higher lease rate earned on the Fund’s marine vessel.

Railcars:  Railcar lease revenues and direct expenses were $0.9 million and $0.5 million, respectively, for the three months ended September 30, 2004, compared to $1.0 million and $0.2 million, respectively, during the same period of 2003. A decrease in railcar lease revenues of $0.1 million during the three months ended September 30, 2004 was due to the sale of railcars that were on lease during 2003. During the three months ended September 30, 2004, an increase in direct expenses of $0.3 million was due to higher repairs and maintenance costs required by new governmental regulations. These repairs are one-time costs. A similar event did not occur during the same period of 2003.

Aircraft:  Aircraft lease revenues and direct expenses were $0.3 million and $7,000, respectively, for the three months ended September 30, 2004 and 2003. The Fund's owned aircraft are on lease through November 2006 and as such, lease revenues are expected to remain at their current level through the end of the lease.

Trailers: Trailer lease revenues and direct expenses were $0.3 million and $0.2 million, respectively, for the three months ended September 30, 2004, compared to $0.2 million and $0.1 million, respectively, during the same period of 2003. Trailer lease revenues increased $27,000 due to earning a higher lease rate compared to the same period of 2003. Trailer direct expenses increased $0.1 million due to an increase in repairs and maintenance.

(B)  Interest and Other Income

Interest and other income increased $0.6 million in the three months ended September 30, 2004 compared to 2003. During the third quarter of 2004, a former aircraft lessee agreed to pay $0.6 million in consideration for not returning the aircraft in the condition required by the lease agreement. A similar event did not occur during the same period of 2003.

(C)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $2.0 million for the three months ended September 30, 2004 decreased from $2.8 million for the same period in 2003. Significant variances are explained as follows:

(i)  A $0.3 million decrease in depreciation and amortization expenses from 2003 levels reflects a decrease of $0.2 million caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned and a decrease of approximately $0.1 million caused by the sale of owned equipment during 2004 and 2003;

(ii)  A $0.3 million decrease in the impairment loss on equipment resulted from the Partnership reducing the carrying value of the owned railcars $0.3 million to their estimated fair value during the three months ended September 30, 2003. No impairment of equipment was required during the same period of 2004;

(iii)  Recovery of bad debts increased $0.2 million in the three months ended September 30, 2004 compared to the same period of 2003 based on the Manager’s evaluation of the collectability of receivables; and

(iv)  A $0.1 million decrease in interest expense was due to a lower average outstanding debt balance in the third quarter of 2004 compared to the same period of 2003.

(D)  Net Gain (Loss) on Disposition of Owned Equipment

Gain on disposition of owned equipment for the three months ended September 30, 2004 totaled $0.2 million which resulted from the disposition of marine containers and railcars with a net book value of $0.2 million for proceeds of $0.4 million. Net gain on disposition of owned equipment for the third quarter of 2003 totaled $33,000 which resulted from the disposition of marine containers, trailers and railcars with a net book value of $0.1 million for proceeds of $0.1 million.

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

The following equity investments discussion is based on the Fund's proportional share of revenues, depreciation expense, direct expenses, and administrative expenses in the equity investments:

As of September 30, 2004 and 2003, the Fund owned interests in two trusts that each own a commercial aircraft and an interest in an entity owning other assets. During the three months ended September 30, 2004 and 2003, lease revenues of $0.3 million from the two trusts that each own a commercial aircraft were partially offset by depreciation expense, direct expenses, and administrative expenses of $0.2 million. During the three months ended September 30, 2004, contribution from an entity owning other assets decreased $11,000 compared to 2003.

(F)  Net Income

As a result of the foregoing, the Fund had net income of $2.1 million for the three months ended September 30, 2004, compared to net income of $0.4 million during the same period of 2003. The Fund's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Fund's performance in the three months ended September 30, 2004 is not necessarily indicative of future periods.

--

Comparison of the Fund's Operating Results for the Nine Months Ended September 30, 2004 and 2003

(A)  Owned Equipment Operations

Lease revenues less direct expenses on owned equipment increased during the nine months ended September 30, 2004, compared to the same period of 2003. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

	For the Nine Months
	Ended September 30,
	2004	2003

Marine containers	$3,495	$3,845
Marine vessel	3,287	1,370
Railcars	1,907	2,384
Aircraft	811	553
Trailers	238	337

Marine containers:  Marine container lease revenues and direct expenses were $3.6 million and $0.1 million, respectively, for the nine months ended September 30, 2004, compared to $3.9 million and $49,000, respectively, during the same period of 2003. The decrease in lease revenues of $0.3 million during the nine months ended September 30, 2004 compared to the same period of 2003 was due to a group of marine containers switching from a fixed rate lease to one based on utilization. A significant number of the Fund’s marine containers currently on a fixed rate lease will be switching to a lease based on utilization over the next nine months. The Manager anticipates that this will result in a significant decrease in lease revenues.

Marine vessel:  Marine vessel lease revenues and direct expenses were $7.7 million and $4.5 million, respectively, for the nine months ended September 30, 2004, compared to $5.5 million and $4.1 million, respectively, during the same period of 2003. Lease revenues increased $2.2 million in the nine months ended September 30, 2004 due to a higher lease rate earned on the Fund’s marine vessel. Direct operating expenses increased $0.3 million during the nine months ended September 30, 2004 due to higher voyage expenses compared to the same period of 2003.

Railcars:  Railcar lease revenues and direct expenses were $2.8 million and $0.9 million, respectively, for the nine months ended September 30, 2004, compared to $2.9 million and $0.5 million, respectively, during the same period of 2003. Lease revenues decreased $0.1 million due to the sale of railcars that were on-lease during the same period of 2003. The increase in railcar direct expenses of $0.4 million was primarily due to higher repairs and maintenance costs required by new governmental regulations. These repairs are one-time costs. A similar event did not occur during the same period of 2003.

Aircraft:  Aircraft lease revenues and direct expenses were $0.8 million and $24,000, respectively, for the nine months ended September 30, 2004, compared to $0.6 million and $41,000, respectively, during the same period of 2003. An increase in lease revenues of $0.3 million was due to one of the Fund’s owned aircraft being on-lease during the nine months ended September 30, 2004 compared to the same period of 2003, during which this aircraft was off-lease for six months. In addition, an increase in lease revenues of $0.1 million was due to an increase in the lease rate on two of the Fund's owned aircraft compared to the same period of 2003. These increases were partially offset by a decrease of $0.2 million caused by the sale on an aircraft during the nine months ended September 30, 2004 that was on lease during the same period of 2003.

Trailers: Trailer lease revenues and direct expenses were $0.8 million and $0.6 million, respectively, for the nine months ended September 30, 2004, compared to $0.6 million and $0.3 million, respectively, during the same period of 2003. Trailer lease revenues increased $0.2 million due to earning a higher lease rate compared to the same period of 2003. Trailer direct expenses increased $0.3 million due to an increase in repairs and maintenance.

(B)  Interest and Other Income

Interest and other income increased $0.5 million in the nine months ended September 30, 2004 compared to 2003. During the third quarter of 2004, a former aircraft lessee agreed to pay $0.6 million in consideration for not returning the aircraft in the condition required by the lease agreement. A similar event did not occur during the same period of 2003. This increase was partially offset by a decrease of $0.1 million in interest income caused by lower outstanding principal balance on the other receivable compared to 2003.

(C)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $6.9 million for the nine months ended September 30, 2004 decreased from $7.8 million for the same period in 2003. Significant variances are explained as follows:

(i)  A $0.6 million decrease in depreciation and amortization expenses from 2003 levels reflects a decrease of $0.6 million caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned and a decrease of $0.2 million caused by equipment sales during 2004 and 2003. These decreases were partially offset by an increase of $0.2 million caused by the purchase of railcars during 2003;

(ii)  A $0.3 million decrease in the impairment loss on equipment resulted from the Partnership reducing the carrying value of the owned railcars $0.3 million to their estimated fair value during the nine months ended September 30, 2003. No impairment of equipment was required during the same period of 2004;

(iii)  Recovery of bad debts increased $0.2 million in the nine months ended September 30, 2004 compared to the same period of 2003 based on the Manager’s evaluation of the collectability of receivables;

(iv)  A $0.2 million decrease in interest expense was due to lower average borrowings outstanding during the nine months ended September 30, 2004 compared to the same period in 2003. Interest expenseis expected to decrease in the future as the existing note payable is repaid;

(v) A $0.2 million increase in general and administrative expenses during the nine months ended September 30, 2004 was due to administrative costs associated with the return of aircraft and collection of bad debts from lessees; and

(vi)  A $0.1 million increase in management fees to affiliate was due to higher lease revenues earned during the nine months ended September 30, 2004 compared to the same period in 2003.

(D)  Net Gain on Disposition of Owned Equipment

Net gain on disposition of owned equipment for the nine months ended September 30, 2004 totaled $2.4 million which resulted from the disposition of a commercial aircraft, marine containers, railcars, and a trailer with a net book value of $0.7 million for proceeds of $2.2 million and the recognition of $0.9 million of unused engine reserves. Net gain on disposition of owned equipment for the nine months ended September 30, 2003 totaled $0.2 million which resulted from the disposition of marine containers, trailers and railcars with a net book value of $0.2 million for proceeds of $0.3 million.

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

The following equity investments discussion is based on the Fund's proportional share of revenues, depreciation expense, direct expenses, and administrative expenses in the equity investments:

As of September 30, 2004 and 2003, the Fund owned interests in two trusts that each own a commercial aircraft and an interest in an entity owning other assets. During the nine months ended September 30, 2004 and 2003, lease revenues of $0.9 million from the two trusts that each own a commercial aircraft were partially offset by depreciation expense, direct expenses, and administrative expenses of $0.5 million. During the nine months ended September 30, 2004, contribution from an entity owning other assets increased $38,000 compared to 2003.

--

(F) Net Income

As a result of the foregoing, the Fund had net income of $6.5 million for the nine months ended September 30, 2004, compared to net income of $1.5 million during the same period of 2003. The Fund's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Fund's performance in the nine months ended September 30, 2004 is not necessarily indicative of future periods.

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

(III) FINANCIAL CONDITION - CAPITAL RESOURCES AND LIQUIDITY

For the nine months ended September 30, 2004, the Fund generated cash from operations of $8.6 million to meet its operating obligations, and pay debt and interest on the Fund's debt.

Restricted cash decreased $0.1 million during the nine months ended September 30, 2004 resulting from the withdrawal of the Fund from the warehouse debt facility that required this deposit.

During the nine months ended September 30, 2004, the Fund disposed of owned equipment for proceeds of $2.2 million and reclassified unused engine reserves of $0.9 million as additional gain on disposition.

Accounts and other receivable increased $1.1 million during the nine months ended September 30, 2004. An increase of $1.5 million was due to the outstanding receivables collected at September 30, 2004 that were previously reserved for as a bad debt. An increase of $44,000 was due to the timing of lease receipts. These increases were partially offset by a decrease from the collection of $0.4 million from the other receivable.

Equity investments in affiliated entities decreased $0.4 million during the nine months ended September 30, 2004 due to cash distributions of $0.8 million from the equity investments to the Fund being partially offset by income of $0.5 million that was recorded by the Fund for its interests in the equity investments.

Prepaid expenses increased $0.2 million during the nine months ended September 30, 2004 due to an increase of $0.5 million caused by the prepayment of certain marine vessel expenses being partially offset by a decrease of $0.3 million caused by the amortization of insurance expenses during the first nine months of 2004.

Other assets decreased $0.5 million during the nine months ended September 30, 2004 due to the return of an asset to a lessee that was being held as a security deposit.

Accounts payable increased $0.1 million during the nine months ended September 30, 2004 due to the timing of payments to vendors and increased $0.2 million due to the accrual of interest on the note payable.

Reserve for repairs decreased $0.9 million due to the sale of an commercial aircraft and the unused engine reserves for this aircraft totaling $0.9 million being reclassified as additional gain on disposition.

Lessee's deposits decreased $0.7 million during the nine months ended September 30, 2004 due to a $0.5 million lessee security deposit being returned to the lessee and a decrease of $0.1 million was caused by the timing of prepaid lease payments being received from lessees compared to December 31, 2003.

The Fund is scheduled to make a debt payment of $3.0 million to the lenders of the note payable on December 31, 2004. The cash for this payment will come from operations and proceeds from equipment dispositions. Beginning January 1, 2005, the Fund may prepay its note payable without penalty with cash generated from equipment sales proceeds. The Manager anticipates there will be such a prepayment of a minimum of $2.5 million in the first quarter of 2005.

Commitments as of September 30, 2004 are as follows (in thousands of dollars):

	Less than		1-3
Fund Obligations:	Total Year		Years

Notes payable	$13,000	$3,000	$ 10,000

(IV)  RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 requires the Fund to evaluate all existing arrangements to identify situations where the Fund has a “variable interest,” commonly evidenced by a guarantee arrangement or other commitment to provide financial support, in a “variable interest entity,” commonly a thinly capitalized entity, and further determine when such variable interest requires the Fund to consolidate the variable interest entities’ financial statements with its own. For existing entities, the Fund is required to perform this assessment by December 31, 2004 and consolidate any variable interest entities for which the Fund will absorb a majority of the entities’ expected losses or receive a majority of the expected residual gains. The Manager is still in the process of evaluating its impact and has not completed its analysis or concluded on the impact that FIN 46 will have on the Fund.

For newly formed entities, FIN 46 is effective. FIN 46 did not impact the accounting for new entities formed in 2004.

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

Other factors affecting the Fund’s operations in the remainder of 2004 and beyond include:

(1)  Over the next nine months, a significant number of the Fund’s marine containers currently on a fixed rate lease will be switching to a lease based on utilization. The Manager anticipates that this will result in a significant decrease in lease revenues;

(2)  Economic recovery in the railcar segment continues to be strong. Overall railcar loadings continue to be forecast to grow approximately 6% for the remainder of 2004. Railcar manufacturers now have full production schedules until the summer of 2005 for tank railcars and until 2006 for box railcars.

The Fund's railcar fleet is largely used by a broadly defined chemical sector. Chemical and petroleum railcar loadings are projected to grow at a substantially higher rate this year than the 3% per year long run average. The continuation of high steel prices have resulted in increases in the price of a new tank railcars and lease rates have now increased in response to this price increase. While this improves returns for railcar lessors in the short run, reduced railcar availability and higher lease costs along with railroad operating inefficiencies may cause the chemical industry growth to slow and perhaps cause chemical producers to shift to other forms of transportation. Also, there are a number of potential new railroad operating requirements and regulations which, if adopted, could increase the cost of railcar ownership. At present, the Fund's tank railcar fleet is highly utilized and appears to be in a position to remain so for the foreseeable future;

(3)  The Fund’s owned marine vessel constructed in 1985, is designated as a Clean Product Carrier. Demand for commodity-based shipping is closely tied to worldwide economic growth patterns, which can affect demand by causing changes in specific grade volume on trade routes. The Manager operates the Fund’s product tanker in the spot charter markets, carrying mostly gasoline, jet fuel, gas oils and similar petroleum distillates or simple chemicals or vegetable oils, an approach that provides the flexibility to adapt to changes in market conditions. The Fund's marine vessel is 19 years old which may limit its future marketability. Marine vessels 20 years of age typically earn a lower lease rate than newer marine vessels and may have increased off-hire time.

In the first nine months of 2004, freight rates for the Fund’s marine vessel continued to remain strong due to an increase on the demand side for sea transportation resulting from improving economies worldwide. The demand is expected to continue even though until new tonnage has started coming on line. The cold weather and demand for refined home heating oil on United States east coast coupled with strong demand for imported gasoline has given an added boost to charter rates in early 2004;

(4)  Market demand for new and used aircraft has been severely impacted by the poor financial condition of the airline industry. The Manager believes that there is a significant oversupply of commercial aircraft available, that has caused a decrease in aircraft fair market values and that this oversupply will continue for some time;

A former aircraft lessee returned it's leased aircraft in a condition not in accordance with the lease agreement. In addition, this lessee owed the Fund approximately $0.8 million for past lease payments. In September 2004, the Fund and the former lessee entered into an agreement totaling $1.4 million to include the unpaid lease payments and a settlement for returning the leased aircraft in a condition not in accordance with the lease agreement. The note requires payments of $0.2 million per month through April 2005, at which time the outstanding remaining balance will be paid using security deposits and cash held in an escrow account. Unpaid outstanding amounts accrue interest at a rate of 5%. As of November 12, 2004, payments on this note are current.

The Manager leased the Fund's remaining two Stage II Boeing 737-200 commercial aircraft to a lessee located in Argentina with an option to purchase these aircraft at the end of the 3 year lease. This lessee paid the Fund $0.6 million as a non-refundable lease deposit during 2003. Lease payments are due to the Fund monthly in advance.

(5)  The Fund is expected to have increased general and administrative costs as the Manager liquidates other investment programs that currently share certain general and administrative expenses; and

(6)  General and administrative expenses are expected to increase over the next 15 months due to additional expenses required to meet compliance standards of the Sarbanes - Oxley Act.

Cash flow and disposition proceeds generated from operations after January 1, 2003 cannot be used to purchase additional equipment. The Fund will terminate on December 31, 2010, unless terminated earlier upon sale of all equipment or by certain other events.

Over the next 15 months, the Fund is required to pay $8.0 million in debt payments to the lender of the note payable. Beginning January 1, 2005, the Fund may prepay its note payable without penalty using cash proceeds from equipment dispositions. The Manager anticipates there will be such a prepayment of a minimum of $2.5 million in the first quarter of 2005. In addition, a number of the Fund's aircraft lessees have had financial difficulties resulting in additional costs and losses to the Fund. As a result of this, the Manager has determined that in order to meet these required expenditures, cash distributions to the members have been discontinued in order to build working capital reserves. The Manager will review operations on a quarterly basis to determine if the Fund can declare a cash distribution to the members.

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

--

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

31.1	Certificate of President of the Manager pursuant to Section 302 of Sarbanes - Oxley Act.

31.2	Certificate of Chief Financial Officer of the Manager pursuant to Section 302 of Sarbanes - Oxley Act.

32.1	Certificate of President of the Manager pursuant to Section 906 of Sarbanes - Oxley Act.

32.2	Certificate of Chief Financial Officer of the Manager pursuant to Section 906 of Sarbanes - Oxley Act.

(b)    Reports on Form 8-K

1.	Report 8-K dated September 27, 2004, announcing that Ernst & Young LLP would not act as the Fund’s independent auditor after the review and the filing of the related quarterly report on Form 10-QSB.

2.	Report 8-KA dated October 13, 2004, announcing that Ernst & Young LLP had declined to stand for re-election as the Fund’s independent auditor after that review and the filing of the related quarterly report on Form 10-QSB.

--

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLM PROFESSIONAL LEASE MANAGEMENT INCOME FUND I

By: PLM Financial Services, Inc.
Manager

Date:  November 12, 2004                By:  /s/ Richard K Brock
Richard K Brock
Chief Financial Officer

Exhibit 31.1

CONTROL CERTIFICATION

I, James A. Coyne, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of Professional Lease Management Income Fund I, L.L.C.

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)  designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared; and

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation.

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal controls over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2004
                                                                                                         By: /s/ James A. Coyne
                                         James A. Coyne
                                         President

Exhibit 31.2

CONTROL CERTIFICATION

I, Richard K Brock, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of Professional Lease Management Income Fund I, L.L.C.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)  designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared; and

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation.

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal controls over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2004    By:  /s/ Richard K Brock
                                                                                                      Richard K Brock
                                                                                                      Chief Financial Officer
                                                                                                      (Principal Financial Officer)

Exhibit 32.1

Certification Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to Section 906 of the
Sarbanes - Oxley Act of 2002

In connection with the Quarterly Report of PLM Income Fund I (the “Fund”), on Form 10-QSB for the period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, the President of the Manager and of the Fund, hereby certifies pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

(1)   the Report of the Fund filed today fully complies with the requirements of Section 13(a) and 15 (d) of the Securities Exchange Act of 1934; and

(2)  the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Fund.

                                                                /s/ James A. Coyne
                                                                James A. Coyne
                                                                President of PLM Financial Services, Inc.
                                                                November 12, 2004

Exhibit 32.2

Certification Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to Section 906 of the
Sarbanes - Oxley Act of 2002

In connection with the Quarterly Report of PLM Income Fund I (the “Fund”), on Form 10-QSB for the period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, the Chief Financial Officer of the Manager and of the Fund, hereby certifies pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

(1)  the Report of the Fund filed today fully complies with the requirements of Section 13(a) and 15 (d) of the Securities Exchange Act of 1934; and

(2)  the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Fund.

                                                             /s/ Richard K Brock
                                                             Richard K Brock
                                                             Chief Financial Officer of PLM Financial Services, Inc.
                                                             (Principal Financial Officer)
                                                             November 12, 2004