Form 10KSB
period 2004-12-31
PROFESSIONAL LEASE MANAGEMENT INCOME FUND I LLC
filed 2005-03-30
CIK 928956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004.

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

200 Nyala Farms Road .
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

The Registrant's revenues for the fiscal year ended December 31, 2004 was $23,737,000.

Aggregate market value of voting stock: N/A

PART I

ITEM 1.  BUSINESS

(A) Background

In August 1994, PLM Financial Services, Inc. (FSI or the Manager), a wholly-owned subsidiary of PLM International, Inc. (PLMI International or PLMI), filed a Registration Statement on Form S-1 with the Securities and Exchange Commission with respect to a proposed offering of 5,000,000 Class A units (the units) in Professional Lease Management Income Fund I, L.L.C., a Delaware Limited Liability Company (the Registrant, or the Fund). The Fund's offering became effective on January 23, 1995.  The offering of units of the Fund closed on May 13, 1996. As of December 31, 2004, there were 4,971,311 units outstanding. The Manager contributed $100 for its Class B Member interest in the Fund. The Manager paid out of its own corporate funds (as a capital contribution to the Fund) all organization and syndication expenses incurred in connection with the offering; therefore, 100% of the net cash proceeds received by the Fund from the sale of Class A Units were used to purchase equipment and establish any required cash reserves. The Fund engages in the business of investing in a diversified equipment portfolio consisting primarily of used, long-lived, low-obsolescence capital equipment that is easily transportable by and among prospective users.

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

(3) to selectively sell equipment when the Manager believes that, due to market conditions, market prices for equipment exceed inherent equipment values or expected future benefits from continued ownership of a particular asset. Proceeds from these sales, together with excess net operating cash flows from operations (net cash provided by operating activities plus distributions from equity investments) are used to repay the Fund’s outstanding indebtedness and for distributions to the members; and

(4) to preserve and protect the value of the portfolio through quality management, maintaining diversity, and constantly monitoring equipment markets.

The Fund will terminate on December 31, 2010, unless terminated earlier upon sale of all equipment or by certain other events. The Fund may not reinvest cash flow generated from operations after January 1, 2003 into additional equipment. Excess cash, if any, less reasonable reserves, will be distributed to the Members.

Table 1, below, lists the equipment and the original cost of equipment and capitalized improvements in the Fund's portfolio, equipment on finance lease and the Fund's proportional share of equipment in entities in which the Fund has an equity investment as of December 31, 2004 (in thousands of dollars):

TABLE 1

Units	Type	Manufacturer	Cost

Owned equipment held for operating leases:

357	Pressurized tank railcars	Various	$ 18,988
95	Covered hopper railcars	Various	5,191
85	Non-pressurized tank railcars	Various	4,735
245	Box railcars	Various	4,951
14,196	Marine containers	Various	29,150
81	Refrigerated marine containers	Various	1,264
1	Double-hull product tanker	Hyundai	17,000
2	737-200A stage II commercial aircraft	Boeing	10,494
	Total owned equipment held for operating leases		$ 91,773	1

Owned equipment on a finance lease:

431	Intermodal trailers on direct finance lease	Various	$ 6,485	1

Equipment owned by entities in which the Fund has an equity investment:

0.5	Trust owning an MD-82
	stage III commercial aircraft	McDonnell Douglas	$ 7,775	2
0.5	Trust owning an MD-82
	stage III commercial aircraft	McDonnell Douglas	6,825	2
	Total equity investments		$ 14,600	1

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

1. Includes equipment and investments purchased with the proceeds from capital contributions, undistributed cash flow from operations, and Fund borrowings. Includes costs capitalized subsequent to the date of purchase.
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

The Fund also competes with many equipment lessors, including ACF Industries, Inc. (Shippers Car Line Division), GATX Corporation, General Electric Railcar Services Corporation, General Electric Capital Aviation Services Corporation, and other investment programs that lease the same types of equipment.

(D) Demand

The Fund currently operates in the following operating segments: railcar leasing, marine container leasing, marine vessel leasing, commercial aircraft leasing, and intermodal trailer leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers. The Fund’s equipment and investments are primarily used to transport materials and commodities, except for those aircraft leased to passenger air carriers.

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

On an industry-wide basis, North American railroad carloadings of the commodity group that includes petroleum and chemicals posted growth well in excess of the 2-3% year over year increase anticipated at the beginning of the year. In fact, the percentage growth above 5% was on a par with 1999; the strongest of the last decade. Normal growth since the early 90’s is 2%. Demand for tank cars of all types is growing and lease rates are starting to recover from the historic lows experienced two years earlier.

Nationwide, the age of the US and Canadian pressure railcar fleet is advancing. The Fund owns pressure tank railcars that are among this fleet. Approximately 10% of the industry fleet has reached the maximum age allowed by regulation (40 years), or will do so in the next two years. The desirability of some of the railcars in the Fund is negatively affected by the relatively high age of the fleet. However, those railcars which do not need to be scrapped and newer acquired cars should see high levels of utilization as strong commodity growth driven demand is being served by a declining industry fleet size.

Of the total fleet of 357 pressurized tank railcars, 7 railcars are in the process of being scrapped due to its age and cost to repair. At December 31, 2004, utilization of the Fund’s pressurized tank railcars was 346 out of the remaining 350 cars or 99%. The average age of the fleet is 13 years.

(b) Covered Hopper (Grain) Railcars

The US agribusiness industry serves a domestic market that is relatively mature, the future growth of which is expected to be consistent but modest. Most domestic grain rail traffic moves to food processors, poultry breeders, and feedlots. The year 2004 saw dramatic increases in wheat and corn harvests and some increased demand for rail shipments. The fourth quarter of this year however was expected to produce a bumper harvest but instead saw a 13% decline in carloadings. The industry consensus forecast is now for a steady state level of carloadings for the foreseeable future.

Railcar utilization has recovered slowly from a significant oversupply of idle railcars to be absorbed. A large number of new railcars were built in the late 1990s and the fleet has become more efficiently utilized by the railroads. This year did see some small improvements in lease rates compared to the extremely low rates of the last few years.

Although the Fund’s covered hopper railcars are smaller and thus less desirable than those currently being built, the Manager has been able place all 95 of these railcars on lease. The average age of the fleet is 9 years.

(c) General-Purpose (Non-pressurized) Tank Railcars

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

On an industry-wide basis, North American railroad carloadings of the commodity group that includes petroleum and chemicals posted growth well in excess of the 2-3% year over year increase anticipated at the beginning of the year. In fact, the percentage growth above 5% was on a par with 1999; the strongest of the last decade. Normal growth since the early 90’s is 2%. Demand for tank cars of all types is growing and lease rates are starting to recover from the historic lows experienced two years earlier.

The Fund owns 85 general purpose tank railcars all of which are currently on lease. The average age of these railcars is 2 years.

(d) Box Railcars

Box railcars are primarily used to transport paper and paper products, auto parts, and manufactured goods. Last year a competitor expanded into the box railcar market significantly increasing competition to traditional lessors. Extremely attractive prices on new equipment have negatively affected demand for older railcars.

The Fund’s boxcars are used for the transportation of paper and have a smaller load capacity than those currently in demand for this type of service. At present, 50 out of the fleet of 245 boxcars are in process of being scrapped since the railcars particular configuration dictates that the scrap value of these railcars exceeds their economic value. All of the remaining 195 railcars which are of a better design are on lease. The fleet has an average age of 28 years.

(2) Marine Containers

Marine containers are used to transport a variety of types of cargo. They typically travel on marine vessels but may also travel on railroads loaded on certain types of railcars and highways loaded on a trailer.

Demand for marine containers is primarily influenced by global economic conditions.

The Fund owns a total of 14,277 standard dry and refrigerated cargo marine containers acquired from 1998 to 2001. Utilization on these containers is expected to continue to be very strong in the 90-95% range through at least the first half of 2005. Lease rates on new containers have increased significantly over the last year due to the increase in price of new containers caused primarily by the increase in the cost of steel. Lease rates on older containers, however, such as those owned by the Fund, have just begun to increase. This is due to the large amount of containers that leasing companies had off-lease. Lease rates on Fund’s containers are expected to increase slightly in 2005.

Approximately 5,800 or 41% of the Fund’s containers are currently on a fixed lease that will convert to utilization based lease in 2005. As the market for marine containers is considerably softer than the period during which they were placed on the fixed leases, lease revenue on these containers is expected to decrease up to 20% when the original leases expire.

(3) Marine Vessel

The Fund has an investment in a double-hull product tanker constructed in 1986, which operates in international markets carrying a variety of clean commodity-type cargoes. Demand for commodity-based shipping is closely tied to worldwide economic growth patterns, which can affect demand by causing changes in specific grade volume on trade routes. The Manager operates the Funds product tanker in the spot charter markets, carrying mostly gasoline, jet fuel, gas oils and similar petroleum distillates or simple chemicals or vegetable oils, an approach that provides the flexibility to adapt to changes in market conditions.

The Fund’s product tanker has continued to operate with very little idle time between charters. Freight rates for marine vessels improved and in the fourth quarter 2004 reached an all time record high, all due to the demand for sea transportation resulting from improving economies worldwide. The demand is expected to continue until additional new marine vessels start coming on line in 2005. Cold weather and demand for refined products worldwide and home heating oil on US east coast should keep the charter rates at or near 2004 highs going into 2005, with charter rates starting to show signs of decline during the spring and summer months.

The marine vessel owned by the Fund is nearing 20 years old which may limit its future marketability. Marine vessels 20 years of age typically earn a lower lease rate than newer marine vessels and may have increased off-hire time.

(4) Commercial Aircraft

The Manager believes that the commercial aviation industry is recovering from several years of reduced travel; however, the Manager views the recovery with caution as 2004 saw major increases in the cost of fuel and continued weakening of yields. The Manager believes that stabilization of fuel prices will be critical for the recovery in the airline industry to continue. The recovery has so far been most noticeable among ‘new technology’ and fuel efficient aircraft.

The US market continues to suffer from overcapacity and low yields, with the US network carriers trying to cut costs while reformatting their pricing strategies. With United Airlines, US Airways, American Trans Air and other US airlines in bankruptcy, 2005 might see one of them fail completely. The US market probably needs consolidation, but airlines may limp on in slimmed-down form, with the low-cost carriers taking an increased market share. Such a scenario is likely to lead to another year of losses for the global airline industry as the US market has a large impact on global basis.

In Europe the expansion by low cost carriers continued during 2004. The year saw several startups (and charter carriers switching to scheduled) but also some failures, showing that low cost operations are no guarantee for success.

The Asian market led the recovery during 2004 with strong traffic growth during the year although the tsunami catastrophe in the Indian Ocean occurring at year end will likely have some negative effects on tourism in Thailand, Indonesia, Sri Lanka and southern India.

The Fund’s aircraft is considered ‘old technology’ (including but not limited to not meeting current noise regulations in the US, Europe and several other countries). The Manager continues to actively liquidate its positions in old technology aircraft.

The Fund owns 100% of two Boeing 737-200A Stage II commercial aircraft which are on lease to a South American carrier through December 2006. The operators are financially weak and should a default occur, the Fund would, due to the weak market for B737-200A Stage II aircraft, suffer a significant reduction of the lease rentals or possibly be forced to sell the aircraft for parts. The Fund also owns 50% of two MD-82 Stage III commercial aircraft, which are on lease through the fourth quarter of 2008 to a major US carrier at above market rates.

The decrease in value of the Fund’s commercial aircraft has had and will continue to have a negative impact on the ability of the Fund to achieve its original objectives as lower values will also result in significantly lower revenues than the Fund has been able to achieve for these assets in the past.

(5) Intermodal Trailers

Intermodal trailers are used to transport a variety of dry goods by rail on flatcars, usually for distances of over 400 miles. Over the past ten years, intermodal trailers have continued to be rapidly displaced by domestic containers as the preferred method of transport for such goods. This displacement occurs because railroads offer approximately 20% lower wholesale freight rates on domestic containers compared to intermodal trailers. During 2004, demand for intermodal trailers increased moderately from very depressed levels during the past two years. Low demand occurred over the first half of the year (similar to 2002 and 2003) due to comparatively low rail freight rates for 53-foot domestic containers. Average utilization of the entire US intermodal trailer pool fleet rebounded from a record low of 49% in 2003 to approximately 57% in 2004. The Fund's 431 intermodal trailers are on a direct finance lease with a single lessee through 2006.

(E) Government Regulations

The use, maintenance, and ownership of equipment are regulated by federal, state, local, or foreign governmental authorities. Such regulations may impose restrictions and financial burdens on the Fund's ownership and operation of equipment. Changes in government regulations, industry standards, or deregulation may also affect the ownership, operation, and resale of the equipment. Substantial portions of the Fund's equipment portfolio are either registered or operated internationally. Such equipment may be subject to adverse political, governmental, or legal actions, including the risk of expropriation or loss arising from hostilities. Certain of the Fund's equipment is subject to extensive safety and operating regulations, which may require its removal from service or extensive modification of such equipment to meet these regulations, at considerable cost to the Fund. Such regulations include but are not limited to:

(1) The new maritime and port security laws as passed by the United States Congress and other International Maritime Organizations came into full effect in July 2004. US Coastguard and members of Homeland Security are patrolling ports and boarding vessels to insure regulations are being followed. The Fund's marine vessel meets the new code and is in compliance with the necessary reporting procedures and precautions for pre-entry into US waters and ports. Similarly, the Fund's marine vessel meets port entry security regulations of foreign countries as mandated by international law.

No new US or International Regulations are scheduled to come into effect during 2005 which would have a significant impact on the Fund's owned marine vessel;

(2) Under US Federal Aviation Regulations, after December 31, 1999, no person shall operate an aircraft to or from any airport in the contiguous United States unless that aircraft has been shown to comply with Stage III noise levels. The Fund has two Stage II aircraft that do not meet Stage III requirements. The cost to install a hushkit to meet quieter Stage III requirements is approximately $1.0 million, depending on the type of aircraft. Currently, the Fund’s Stage II aircraft are being leased in a country that does not have these regulations;

(3) The US Department of Transportation Hazardous Material Regulations regulates the classification and packaging requirements of hazardous materials, which apply, particularly to the Fund's tank railcars. Per those regulations several mandated inspections and or repairs are required to be performed annually. The average cost of re-qualification for jacketed tank railcars is approximately $1,900 and $1,100 on non-jacketed railcars. The Fund is required to re-qualify 13 jacketed owned railcars and no non-jacketed owned railcars in 2005; and

(4) The tank railcar industry faces several possible regulatory events in the near future. The Manager expects a ruling for some of these issues during 2005 including but not limited to: the Minot North Dakota accident and non-normalized steel, constant contact side bearing retrofit and the addition of a reflector strip to railcars. At this point the Manager cannot estimate the cost or outcome of any of these proposed programs.

As of December 31, 2004, the Fund was in compliance with the above governmental regulations. Typically, costs related to extensive equipment modifications to meet government regulations are passed on to the lessee of that equipment.

ITEM 2.  PROPERTIES

The Fund neither owns nor leases any properties other than the equipment it has purchased or interests in entities which own equipment for leasing purposes. As of December 31, 2004, the Fund owned a portfolio of transportation and related equipment and equipment owned by entities in which the Fund has an equity investment, as described in Item I, Table 1. The Fund acquired equipment with the proceeds of the Fund offering of $100.0 million, proceeds of debt financing of $25.0 million, and by reinvesting a portion of its operating cash flow in additional equipment. The Fund does not own any real property.

The Fund maintains its principal office at 200 Nyala Farms Road, Westport, CT 06880.

ITEM 3.  LEGAL PROCEEDINGS

The Fund is involved as plaintiff or defendant in various legal actions incidental to its business. Management does not believe that any of these actions will be material to the financial condition or results of operations of the Fund.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Fund's Members during the fourth quarter of its fiscal year ended December 31, 2004.

PART II
ITEM 5.  MARKET FOR THE FUND'S EQUITY AND RELATED UNITHOLDER MATTERS

Pursuant to the terms of the operating agreement, the Manager is generally entitled to a 1% interest in the profits and losses and 15% of cash distributions. The Manager will be specially allocated (i) 100% of the Fund’s organizational and offering cost amortization expenses and (ii) income equal to the excess of cash distribution over the Manager's 1% share of net profits. The effect on the Class A Members of this special income allocation will be to increase the net loss or decrease the net profits allocable to the Class A Members by an equal amount. After the investors receive cash distributions equal to their original capital contributions, the Manager's interest in the cash distributions of the Fund will increase to 25%. The Manager is the sole holder of such interests.  The remaining interests in the profits and losses and distributions of the Fund are owned as of December 31, 2004, by the 5,073 holders of Units in the Fund.

There are several secondary markets in which Class A units trade. Secondary markets are characterized as having few buyers for Class A units and, therefore, are generally viewed as inefficient vehicles for the sale of units. Presently, there is no public market for the units and none is likely to develop. To prevent the units from being considered publicly traded and thereby to avoid taxation of the Fund as an association treated as a corporation under the Internal Revenue Code, the units will not be transferable without the consent of the Manager, which may be withheld in its absolute discretion. The Manager intends to monitor transfers of units in an effort to ensure that they do not exceed the percentage or number permitted by certain safe harbors promulgated by the Internal Revenue Service. A transfer may be prohibited if the intended transferee is not an US citizen or if the transfer would cause any portion of the units of a “Qualified Plan” as defined by the Employee Retirement Income Security Act of 1974 and Individual Retirement Accounts to exceed the allowable limit.

The Fund may redeem a certain number of units each year under the terms of the Fund’s operating agreement. The purchase price paid by the Fund for outstanding Class A Units upon redemption will be equal to 105% of the amount Class A Members paid for the Class A Units, less the amount of cash distributions Class A Members have received relating to such Class A Units. The price may not bear any relationship to the fair value of a Class A Unit. As of December 31, 2004, the Fund has purchased a cumulative total of 28,270 Class A units for a cost of $0.4 million. No Class A units were purchased during 2004. The Manager does not anticipate additional units being purchased under this plan in the future.

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Fund's consolidated financial statements contained in the 2004 annual report have been prepared in accordance with the requirements for a Small Business Issuer as prescribed by Regulation S-B under the Securities Exchange Act of 1934. Generally, a Small Business Issuer cannot file under Regulation S-B if its annual revenues or public float exceed $25.0 million for two consecutive years. The Fund qualifies as a Regulation S-B filer since both its 2004 and 2003 annual revenues were less than $25.0 million and its public float has not exceeded $25.0 million. The Fund will continue to qualify as an S-B filer through at least 2006, as its revenues for the year ended December 31, 2004 are less than $25.0 million.

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

(B) Results of Operations -- Factors Affecting Performance

(1) Re-leasing Activity and Re-pricing Exposure to Current Economic Conditions

The exposure of the Fund's equipment portfolio to re-pricing risk occurs whenever the leases for the equipment expire or are otherwise terminated and the equipment must be remarketed. Major factors influencing the current market rate for the Fund's equipment include, but are not limited to, supply and demand for similar or comparable types of transport capacity, desirability of the equipment in the leasing market, market conditions for the particular industry segment in which the equipment is to be leased, overall economic conditions, and various regulations concerning the use of the equipment. Equipment that is idle or out of service between the expiration of one lease and the assumption of a subsequent lease can result in a reduction of operating cash flow to the Fund. The Fund experienced re-leasing or re-pricing activity in 2004 for its trailer, marine container, marine vessel, and railcar portfolios.

(a) Trailers: During 2004 the Manager restructured the lease with the existing carrier to grant a purchase option for the trailers at the end of 2006. Accordingly, the Fund will no longer earn operating lease revenue from trailers.

(b) Marine containers: Some of the Fund’s marine containers are leased to operators of utilization-type leasing pools and, as such, are highly exposed to re-pricing activity. Starting in 2005 and continuing through 2006, a significant number of the Fund’s marine containers currently on a fixed rate lease will be switching to a lease based on utilization. PLM Financial Services, Inc. (FSI or the Manager) anticipates that this will result in a significant decrease in lease revenue as lease rates are significantly lower today than when the fixed rate lease was entered into several years ago.

(c) Marine vessel: The Fund’s owned marine vessel operated in the short-term leasing market throughout 2004. As a result of this, the Fund's marine vessel was remarketed several times during 2004 exposing it to re-leasing and re-pricing activity. The marine vessel is expected to be operated in the short-term leasing market through 2005.

(d) Railcars: This equipment experienced significant re-leasing activity. Lease rates in this market are showing signs of improvement and this will lead to higher contribution to the Fund as existing leases expire and renewal leases are negotiated.

(2) Equipment Liquidations

Liquidation of Fund owned equipment and equipment owned by entities in which the Fund has an equity investment, represents a reduction in the size of the equipment portfolio and may result in a reduction of future operating cash flow to the Fund.

During 2004, the Fund disposed of owned equipment that included a commercial aircraft, marine containers, railcars and a trailer for total proceeds of $2.5 million.

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

At December 31, 2004, an $0.9 million other receivable was due from a former aircraft lessee for past due lease payments and in settlement for returning aircraft not in accordance with the lease agreement. The other receivable is scheduled to be fully paid by April 2005. Interest accrues at a rate of 5% on the outstanding other receivable balance.

(4) Equipment Valuation

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

For the year ended December 31, 2004, the Fund generated cash from operations of $11.5 million to fund its ongoing operating obligations, pay debt and interest payments and maintain working capital reserves.

During 2004, the Fund disposed of owned equipment for proceeds of $2.5 million.

Restricted cash decreased $0.1 million during 2004 resulting from the withdrawal of the Fund from the warehouse debt facility that required this deposit.

Accounts and other receivable increased $0.3 million during 2004. The Fund collected outstanding receivables previously reserved for as a bad debt of $1.4 million, which is included as a recovery of bad debts on the accompanying statements of income. This increase was partially offset by a decrease of $0.9 million caused by the collection from the other receivable and a decrease of $0.2 million was due to the timing of lease receipts.

Equity investments in affiliated entities decreased $0.5 million during 2004 due to cash distributions of $1.1 million from the equity investments to the Fund being partially offset by income of $0.6 million that was recorded by the Fund for its equity interests in the equity investments.

Other assets decreased $0.2 million during 2004. A decrease of $0.5 million was due to the return of an asset to a lessee that was being held as a security deposit, a decrease of $0.1 million was due to a refund to the Fund and a decrease of $0.1 million was due to the decrease in prepaid insurance during 2004. These decreases were partially offset by an increase of $0.5 million due to the transfer of all of the Fund's owned trailers with a net book value of $0.8 million from equipment held for operating lease to finance lease receivable less payments of $0.3 million.

Accounts payable decreased $0.4 million during 2004 due to the timing of payments to vendors.

Reserve for repairs decreased $0.8 million during 2004 due the sale of an commercial aircraft and the unused engine reserves for this aircraft totaling $0.9 million being reclassified as additional gain on disposition offset in part by the increase of $0.1 million resulting from additional accruals for scheduled marine vessel maintenance.

Lessee's deposits decreased $0.7 million during 2004 due to a $0.5 million lessee security deposit being returned to the lessee and a decrease of $0.2 million due to the timing of prepaid lease payments being received from lessees compared to 2003.

The Fund was a participant in a $10.0 million warehouse facility. On March 17, 2004, the facility was amended and restated and the Fund was removed as a participant.

The Fund made the required annual debt payment of $3.0 million to the lender of the note payable during 2004.

The Fund had a remaining outstanding balance of $10.0 million on the note payable. The note bore interest at a fixed rate of 7.33% per annum and had a final maturity in 2006. Interest on the note was payable semi-annually. The remainder of the note payable was due in two principal payments of $5.0 million on December 31, 2005, and 2006. The agreement required the Fund to maintain certain financial covenants. In January 2005, the Fund prepaid the remaining balance outstanding under the notes payable.

Commitments as of December 31, 2004 are as follows (in thousands of dollars):

		Less than	1-3
Current Obligations	Total	1 Year	Years

Notes payable	$10,000	$5,000	$5,000

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

The Manager believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Fund's financial statements:

Revenue recognition: Revenues are generally earned by placing the equipment under operating leases. A portion of the Fund's marine containers are leased to operators of utilization-type leasing pools that include equipment owned by unaffiliated parties. In such instances, revenues earned by the Fund consist of a specified percentage of the total revenues generated by leasing the pooled equipment to sublessees after deducting certain direct operating expenses of the pooled equipment. The Fund’s marine vessel is operating on short-term leases which usually have a duration of less than one year. Rents for the remaining equipment are based on fixed rates.

The Fund has owned trailers that were transferred into a direct finance lease during 2004. The revenues from the direct finance lease are primarily interest income and are based on a monthly amortization schedule.

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

Impairment of long-lived assets: Whenever there is an indicator that an impairment may exist such as when cash-flows decrease, there are unexpected maintenance issues or when economic conditions deteriorate in the market the equipment operates, the Manager reviews the carrying value of its equipment and equity investments in affiliated entities to determine if the carrying value of the assets may not be recoverable in consideration of the current economic conditions. This requires the Manager to make estimates related to future cash flows from each asset as well as the determination if the deterioration is temporary or permanent. If these estimates or the related assumptions change in the future, the Fund may be required to record additional impairment charges.

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

(E) Recent Accounting Pronouncements

On December 24, 2003, Financial Accounting Standards Board (FASB) issued Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (FIN 46(R)). FIN 46(R) is effective for the Fund beginning on January 1, 2004 and it requires the Fund to evaluate all existing equity investments to identify situations where the Fund has a “variable interest,” commonly evidenced by a guarantee arrangement or other commitment to provide financial support, in a “variable interest entity,” commonly a thinly capitalized entity, and further determine when such variable interest requires the Fund to consolidate the variable interest entities’ financial statements with its own.  The Manager has determined that none of its equity investments qualify as variable interest entities. Adoption of FIN 46(R) did not have a material effect on financial position or results of operations.

In March 2004, FASB's Emerging Issues Task Force (EITF) released Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" (EITF 03-1). EITF 03-1 provides guidance for determining whether impairment for certain debt and equity investments is other-than-temporary and the measurement of an impaired loss. Certain disclosure requirements of EITF 03-1 were adopted in 2003 and the Fund has complied with the new disclosure requirements in its consolidated financial statements. The recognition and measurement requirements of EITF 03-1 were initially effective for reporting periods beginning after June 15, 2004. In September 2004, the FASB Staff issued FASB Staff Position (FSP) EITF 03-1-1 that delayed the effective date for certain measurement and recognition guidance contained in EITF 03-1.  The FSP requires that entities continue to apply previously existing “other-than-temporary” guidance until a final consensus is reached. The Manager does not anticipate that issuance of a final consensus will materially impact the Fund’s financial condition or results of operations.

In December 2004, FASB issued Statement 153, "Exchanges of Non-monetary Assets" (Statement 153), an amendment of Accounting Principles Board Opinion No. 29. Statement 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Statement 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance - that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity.  The Manager does not believe that the adoption of Statement 153 will have a significant effect on its financial statements.

(F) Results of Operations -- Year to Year Detail Comparison

Comparison of the Fund's Operating Results for the Years Ended December 31, 2004 and 2003

(a) Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment increased during the year ended December 31, 2004, compared to 2003. Gains or losses from the sale of equipment, interest and other income and certain expenses such as management fees to affiliate, depreciation, interest expense, general and administrative expenses, impairment loss on equipment, and recovery of bad debts relating to the operating segments (see Note 5 to the financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

	For the Years Ended
	December 31,
	2004	2003

Marine containers	$4,714	$5,126
Marine vessel	4,652	1,869
Railcars	2,540	3,012
Aircraft	1,053	861
Trailers	(3)	635

Marine containers: Marine container lease revenues and direct expenses were $4.8 million and $0.1 million, respectively, for the year ended December 31, 2004, compared to $5.2 million and $0.1 million, respectively, during 2003. The decrease in lease revenues of $0.4 million during the year ended December 31, 2004 compared to 2003 was due to a group of marine containers switching from a fixed rate lease to one based on utilization. A significant number of the Fund’s marine containers currently on a fixed rate lease will be switching to a lease based on utilization over the next two years. The Manager anticipates that this will result in a significant decrease in lease revenues.

Marine vessel: Marine vessel lease revenues and direct expenses were $10.7 million and $6.0 million, respectively, for the year ended December 31, 2004, compared to $7.4 million and $5.5 million, respectively, during 2003. Lease revenues increased $3.3 million in the year ended December 31, 2004 due to a higher lease rate earned on the Fund’s marine vessel. Direct operating expenses increased $0.5 million during the year ended December 31, 2004 due to higher voyage expenses compared to 2003.

Railcars: Railcar lease revenues and direct expenses were $3.8 million and $1.3 million, respectively, for the year ended December 31, 2004, compared to $3.9 million and $0.9 million, respectively, during the same period of 2003. Lease revenues decreased $0.1 million due to the sale of railcars in 2004 and 2003. The increase in railcar direct expenses of $0.4 million was primarily due to higher repairs and maintenance costs required by new governmental regulations.

Aircraft: Aircraft lease revenues and direct expenses were $1.1 million and $34,000, respectively, for the year ended December 31, 2004, compared to $0.9 million and $44,000, respectively, during 2003. An increase in lease revenues of $0.4 million was due to one of the Fund’s owned aircraft being on-lease during the year ended December 31, 2004 compared to 2003, during which this aircraft was off-lease for six months. In addition, an increase in lease revenues of $0.1 million was due to an increase in the lease rate on two of the Fund's owned aircraft compared to 2003. These increases were partially offset by a decrease of $0.3 million caused by the sale on an aircraft during the year ended December 31, 2004 that was on lease during 2003.

Trailers: Trailer lease revenues and direct expenses were $27,000 and $30,000, respectively, for the year ended December 31, 2004, compared to $1.0 million and $0.4 million, respectively, during 2003. Trailer operating lease revenues and direct expenses decreased in 2004 due to all of the Fund's trailers being placed on a direct finance lease in the first quarter of 2004.

(b) Interest and Other Income

Interest and other income increased $0.5 million in the year ended December 31, 2004 compared to 2003. During 2004, a former aircraft lessee agreed to pay $0.6 million in consideration for not returning the aircraft in the condition required by the lease agreement. A similar event did not occur during 2003. This increase was partially offset by a decrease of $0.1 million in interest income caused by lower outstanding principal balance on the other receivable compared to 2003.

(c) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $9.2 million for the year ended December 31, 2004 decreased from $10.8 million in 2003. Significant variances are explained as follows:

(i) A $1.3 million decrease in depreciation and amortization expenses from 2003 levels reflects a decrease of $0.8 million caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned, a decrease of $0.1 million caused by equipment dispositions during 2004 and 2003 and a decrease of $0.4 million caused by the Fund's trailer portfolio being placed in a direct finance lease in the first quarter of 2004;

(ii) A $0.7 million decrease in the impairment loss on equipment resulted from the Fund reducing the carrying value of the owned railcars $0.3 million and owned trailers $0.4 million to their estimated fair value during the year ended December 31, 2003. No impairment of equipment was required during 2004;

(iii) A $0.2 million decrease in interest expense was due to lower average borrowings outstanding during the year ended December 31, 2004 compared to 2003. Interest expense is expected to decrease in the future as the existing note payable is repaid;

(iv) Recovery of bad debts decreased $0.4 million in 2004 compared to the same period of 2003. During 2004 and 2003, recovery of bad debts of $1.4 million and $1.9 million, respectively, was due to the collection of bad debts primarily from one former aircraft lessee that had been previously written off;

(v) A $0.1 million increase in general and administrative expenses during the year ended December 31, 2004 was due to increased professional services; and

(vi) A $0.1 million increase in management fees to affiliate was due to higher lease revenues earned during the year ended December 31, 2004 compared to 2003.

(d) Net Gain on Disposition of Owned Equipment

Net gain on disposition of owned equipment for the year ended December 31, 2004 totaled $2.5 million which resulted from the disposition of a commercial aircraft, marine containers, railcars, and a trailer with a net book value of $0.9 million for proceeds of $2.5 million and the recognition of $0.9 million of unused engine reserves. Net gain on disposition of owned equipment for the year ended December 31, 2003 totaled $0.2 million which resulted from the disposition of marine containers, trailers and railcars with a net book value of $0.3 million for proceeds of $0.5 million.

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

The following equity investments discussion is based on the Fund's proportional share of revenues, depreciation expense, direct expenses, and administrative expenses in the equity investments:

As of December 31, 2004 and 2003, the Fund owned interests in two trusts that each own a commercial aircraft and an interest in an entity owning other aircraft related assets. During the years ended December 31, 2004 and 2003, lease revenues of $1.2 million from the two trusts that each own a commercial aircraft were partially offset by depreciation expense, direct expenses, and administrative expenses of $0.7 million. During the year ended December 31, 2004, contribution from an entity owning other assets increased $42,000 compared to 2003.

(f) Net Income

As a result of the foregoing, the Fund had a net income of $7.6 million for the year ended December 31, 2004, compared to net income of $1.7 million during 2003. The Fund's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Fund's performance in the year ended December 31, 2004 is not necessarily indicative of future periods.

(G) Geographic Information

Certain of the Fund’s equipment operates in international markets. Although these operations expose the Fund to certain currency, political, credit and economic risks, the Manager believes these risks are minimal or has implemented strategies to control the risks. Currency risks are at a minimum because all invoicing, with the exception of a small number of railcars operating in Canada, is conducted in United States (US) dollars. Political risks are minimized by avoiding countries that do not have a stable judicial system and established commercial business laws. Credit support strategies for lessees range from letters of credit supported by US banks to cash deposits. Although these credit support mechanisms generally allow the Fund to maintain its lease yield, there are risks associated with slow-to-respond judicial systems when legal remedies are required to secure payment or repossess equipment. Economic risks are inherent in all international markets and the Manager strives to minimize this risk with market analysis prior to committing equipment to a particular geographic area. Refer to Note 6 to the financial statements for information on the lease revenues, net income (loss), and net book value of equipment in various geographic regions.

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

The Fund's owned and partially owned equipment on lease to US-domiciled lessees consists of trailers, railcars, and interests in entities that own aircraft. During 2004, US lease revenues accounted for 17% of the total lease revenues from wholly and jointly owned equipment. This region reported a net loss of $0.1 million.

The Fund's owned equipment on lease to South American-domiciled lessees consists of two aircraft. During 2004, South American lease revenues accounted for 5% of the total lease revenues from wholly and jointly owned equipment, while this region reported a net income of $4.4 million. Net income from this region resulted primarily from the collection of $1.5 million that had been previously reserved for as a bad debt and $1.7 million from the gain on sale of an owned aircraft.

The Fund's equipment on lease to Canadian-domiciled lessees consists of railcars. Lease revenues in Canada accounted for 6% of total lease revenues from wholly and jointly-owned equipment, while this region reported a net loss of $0.2 million.

The Fund's owned equipment on lease to lessees in the rest of the world consists of marine vessels and marine containers. During 2004, lease revenues from these operations accounted for 72% of the total lease revenues of wholly and jointly-owned owned equipment, while this region reported a net income of $5.2 million.

(H) Inflation

Inflation had no significant impact on the Fund's operations during 2004 or 2003.

(I) Forward-Looking Information

Except for historical information contained herein, the discussion in this Form 10-KSB contains forward-looking statements that involve risks and uncertainties, such as statements of the Fund's plans, objectives, expectations, and intentions. The cautionary statements made in this Form 10-KSB should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-KSB. The Fund's actual results could differ materially from those discussed here.

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

The Manager intends to use future cash from operations to satisfy its operating requirements and make cash distributions to its members. The Fund may no longer use cash generated from operations to purchase equipment.

Factors that may affect the Fund’s contribution in 2005 and beyond include:

(i) Demand for marine containers is closely tied to worldwide economic conditions. The market for the Fund's marine containers is expected to remain strong during 2005 with utilization in the 90 - 95% range with lease rates increasing slightly. Approximately 5,800 or 41% of the Fund’s marine containers are currently on a fixed lease that will convert to utilization based lease over the next two years. As the market for marine containers is considerably softer than the period during which they were placed on the fixed leases, lease revenue on these marine containers is expected to decrease up to 20% when the originals leases expire;

(ii) Economic recovery in the railcar segment continues to be strong. Overall railcar loadings are forecast to grow approximately 6% in 2005. Railcar manufacturers now have full production schedules until the summer of 2005 for tank railcars.

The Fund's railcar fleet is largely used by a broadly defined chemical sector. Chemical and petroleum railcar loadings are projected to grow at a substantially higher rate this year than the 3% per year long run average. The continuation of high steel prices have resulted in increases in the price of a new tank railcars and lease rates have now increased in response this price increase. While this improves returns for railcar lessors in the short run, reduced railcar availability and higher lease costs along with railroad operating inefficiencies may cause the chemical industry growth to slow and perhaps cause chemical producers to shift to other forms of transportation. Also, there are a number of potential new railroad operating requirements and regulations which, if adopted, could increase the cost of railcar ownership. At present, the Fund's tank railcar fleet is highly utilized and appears to be in a position to remain so for the foreseeable future.

The Manager believes that the market for the Fund's railcars will remain strong for several years. The Manager has engaged an investment banking firm to explore strategic alternatives with respect to its railcar operations which could include the sale of the Fund's owned railcars;

(iii) The Fund’s product tanker marine vessel is designated as a Clean Product Carrier and as such transports and trades on voyage and term charters with Clean Petroleum Products such as gasoline, jet fuel, clean diesel oil, condensate, etc. and on occasion clean chemicals in liquid form, an approach that provides the flexibility to adapt to changes in market conditions. Demand for commodity-based shipping is closely tied to worldwide economic growth patterns, which can affect demand by causing changes in specific grade volume on trade routes.

The Fund’s product tanker has continued to operate with very little idle time between charters. During 2004 freight rates for marine vessels progressively improved and in the fourth quarter 2004 reached an all time record high, all due to the demand for sea transportation resulting from improving economies worldwide. The demand is expected to continue until additional new tonnage starts coming on line in 2005. Cold weather and demand for refined products worldwide and home heating oil on US east coast should keep the charter rates at or near 2004 highs going into 2005. Charter rates are expected to begin to show sign of decreasing during the spring and summer months of 2005.

The marine vessel in which the Fund owns is scheduled to undergo major maintenance during November 2005. The Manager expects that this marine vessel will be off-hire for approximately one month.

The marine vessel owned by the Fund is nearing 20 years old which may limit its future marketability. Marine vessels 20 years of age typically earn a lower lease rate than newer marine vessels and may have increased off-hire time;

(iv) The Fund's trailer portfolio is on lease through the end of 2006. The lessee of this equipment has indicated it may exercise its option to prepay the remaining rent and purchase some of this equipment in 2005;

(v) Market demand for new and used aircraft has been severely impacted by the poor financial condition of the airline industry. The Manager believes that there is a significant oversupply of commercial aircraft available that has caused a decrease in aircraft fair market value which will continue for the foreseeable future for the type of aircraft owned by the Fund.

In March 2005, the lessee of the Fund’s two Boeing 737-200 aircraft declared bankruptcy. At this point, the Manger is reviewing it options, which include repossessing the aircraft. Given that the aircraft are in excess of 25 years old and that the aircraft leasing market is weak, if the Fund takes possession of the aircraft, it may take a considerable period of time to release or sell them; and

(vi) The Fund is expected to have increased general and administrative costs as the Manager liquidates other investment programs that currently share certain general and administrative expenses.

Several other factors may affect the Fund's operating performance in 2005 and beyond, including changes in the markets for the Fund's equipment and changes in the regulatory environment in which that equipment operates.

(1) Re-pricing Risk

Certain of the Fund's marine vessel, railcars, and marine containers will be remarketed in 2005 as existing leases expire, exposing the Fund to re-pricing risk/opportunity.

(2) Equipment Liquidations

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

(3) Impact of Government Regulations on Future Operations

Ongoing changes in the regulatory environment, both in the US and internationally, cannot be predicted with accuracy, and preclude the Manager from determining the impact of such changes on Fund operations or sale of equipment.

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

(K) Distribution Levels and Additional Capital Resources

The Fund's initial contributed capital was composed of the proceeds from its initial offering of $100.0 million, supplemented by permanent debt in the amount of $25.0 million. The Fund may no longer purchase equipment with cash flow from operations. The Manager has not planned any expenditures, nor is it aware of any contingencies that would cause it to require any additional capital to that mentioned above. The Fund intends to rely on operating cash flow to meet its operating obligations, make cash distributions to members, and make debt and interest payments.

The Fund had scheduled debt payments of $5.0 million on December 31, 2005 and 2006. This debt was prepaid in the first quarter of 2005.

The Manager is currently in the process of reviewing its cash distribution policy to determine if there may be a cash distribution declared in 2005. Cash distributions when paid to the members generally consist of both a return of and a return on capital. Cash distributions do not represent and are not indicative of yield on investment. Actual yield on investment cannot be determined with any certainty until conclusion of the Fund and will be dependent upon the collection of all future contracted rent, the generation of renewal and/or re-lease rents and the residual value realized for each asset at its disposal.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements for the Fund are listed on the Index to Financial Statements included in Item 13(a) of this Annual Report on Form 10-KSB.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(A)	Disagreements with Accountants on Accounting and Financial Disclosures

None.

(B)	Changes in Accountants

In November 2004 the Manager announced that Ernst & Young LLP had declined to stand for reelection as the Fund’s independent auditor. Ernst & Young LLP issued an unqualified opinion on the Fund's 2003 financial statements. During 2003 and the subsequent interim periods preceding the announcement that Ernst & Young LLP would not stand as the Fund’s independent auditor, there were no disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. In December 2004, the Manager announced that the Fund had engaged Grant Thornton LLP as the Fund’s independent auditor.

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

Notwithstanding the forgoing limitations, we believe that our internal controls and disclosure controls provide reasonable assurances that the objectives of our control system are met.

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

PART III

ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS OF PLM FINANCIAL SERVICES, INC.

As of the date of this annual report, the directors and executive officers of PLM Financial Services, Inc. (and key executive officers of its subsidiaries) are as follows:

Name	Age	Position

Gary D. Engle	56	Director, PLM Financial Services, Inc., PLM Investment Management, Inc., and PLM Transportation Equipment Corp.

James A. Coyne	44	Director, Secretary and President, PLM Financial Services, Inc. and PLM Investment Management, Inc., Director and Secretary, PLM Transportation Equipment Corp.

Richard K Brock	42	Chief Financial Officer, PLM Financial Services, Inc., PLM Investment Management, Inc. and PLM Transportation Equipment Corp.

Gary D. Engle was appointed a Director of PLM Financial Services, Inc. in January 2002. He was appointed a director of PLM International, Inc. in February 2001. He is a director and President of MILPI Holdings, LLC (MILPI). Since November 1997, Mr. Engle has been Chairman and Chief Executive Officer of Semele Group Inc. (“Semele”). Mr. Engle is President and Chief Executive Officer of Equis Financial Group (“EFG”), which he joined in 1990 as Executive Vice President. Mr. Engle purchased a controlling interest in EFG in December 1994. He is also President of AFG Realty, Inc.

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

Richard K Brock was appointed Chief Financial Officer of PLM Financial Services, Inc. in August 2002. From June 2001 through August 2002, Mr. Brock was a consultant to various leasing companies including PLM Financial Services, Inc. From October 2000 through June 2001, Mr. Brock was a Director of PLM Financial Services, Inc. Mr. Brock was appointed Vice President and Chief Financial Officer of PLM International, Inc. and PLM Financial Services, Inc. in January 2000, having served as Acting Chief Financial Officer since June 1999 and as Vice President and Corporate Controller of PLM International, Inc. and PLM Financial Services, Inc. since June 1997. Prior to June 1997, Mr. Brock served as an Director of Planning and General Accounting beginning in February 1994.

The directors of PLM Financial Services, Inc. are elected for a one-year term or until their successors are elected and qualified. No family relationships exist between any director or executive officer of PLM Financial Services, Inc., PLM Transportation Equipment Corp., or PLM Investment Management, Inc.

CODE OF ETHICS

The Board of Directors of PLM Financial Services Inc, (“FSI”) the Manager, has adopted a written Code of Ethics that is applicable to the Board, executive officers and employees of PLM Financial Services Inc. FSI’s Code of Ethics is designed to deter wrongdoing and to promote:

-	the integrity and values of FSI, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
-	compliance with applicable governmental laws, rules and regulations;
-	internal reporting of violations of the Code of Ethics to any member of FSI’s Board of Directors; and
-	accountability for adherence to the Code of Ethics.

ITEM 10. EXECUTIVE COMPENSATION

The Fund has no directors, officers, or employees.  The Fund has no pension, profit sharing, retirement, or similar benefit plan in effect as of December 31, 2004.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(A) Security Ownership of Certain Beneficial Owners

The Manager is generally entitled to a 1% interest in profits and losses and a 15% interest in the Fund's cash distributions, subject to certain allocation of income provisions. After the investors receive cash equal to their original capital contribution, the Manager's interest in the distributions of the Fund will increase to 25%. As of December 31, 2004, no investor was known by the Manager to beneficially own more than 5% of the units of the Fund.

(B) Security Ownership of Management

Neither the Manager and its affiliates nor any executive officer or director of the Manager and its affiliates owned any units of the Fund as of December 31, 2004.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others

During 2004, the Fund paid or accrued the following fees to FSI or its affiliates: management fees - $1.2 million; and administrative and data processing services performed on behalf of the Fund - $0.5 million.

During 2004, the equity investments paid or accrued the following fees to FSI or its affiliates (based on the Fund’s proportional share of ownership): management fees - $0.1 million; and administrative and data processing services - $6,000.

The balance due to affiliates as of December 31, 2004, included $0.3 million due to FSI and its affiliates for management fees.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) 1. Financial Statements

The financial statements listed in the accompanying Index to Financial Statements are filed as part of this Annual Report on Form 10-KSB.

(B) Financial Statement Schedule

None.

(C) Reports on Form 8-K

1.	Form 8-K dated October 1, 2004 announcing that Ernst & Young LLP would not stand for reelection as the Fund's independent auditors for the year ended December 31, 2004.

2.	Form 8-K/A dated October 14, 2004 announcing that Ernst & Young LLP would not stand for reelection as the Fund's independent auditors for the year ended December 31, 2004.

3.	Form 8-K dated December 22, 2004 announcing the engagement of Grant Thornton LLP as the Fund's independent auditor for the year ended December 31, 2004.

(D) Exhibits

4
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

10.4	Modification of Settlement Agreement between PLM Worldwide Leasing Corp. and Varig S.A. dated September 24, 2004.

14	PLM Financial Services Inc. Code of Ethics incorporated by reference to the Fund’s Form 10-KSB dated December 31, 2003 filed with the Securities and Exchange Commission on March 29, 2004.

31.1	Certificate of President of the Manager pursuant to Section 302 of Sarbanes - Oxley Act.

31.2	Certificate of Chief Financial Officer of the Manager pursuant to Section 302 of Sarbanes - Oxley Act.

32.1	Certificate of President of the Manager Partner pursuant to Section 906 of Sarbanes - Oxley Act.

32.2	Certificate of Chief Financial Officer of the Manager pursuant to Section 906 of Sarbanes - Oxley Act.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The table below list principal accountant fees and services (in thousands of dollars):

Audit	Audit	Tax	All Other
Fees	Related Fees	Fees	Fees

Year Ended December 31, 2004	$70	$--	$--	$--

Year Ended December 31, 2003	$50	$--	$--	$--

It is the policy of the Board of Managers that its Board of Director's pre-approves all of the services described above in this Item 14.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Fund has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Fund has no directors or officers.  The Manager has signed on behalf of the Fund by duly authorized officers.

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
Date: March 29, 2004

By: PLM Financial Services, Inc.
Manager

By: /s/ James A. Coyne
James A. Coyne
President

By: /s/ Richard K Brock
Richard K Brock
Chief Financial Officer

CERTIFICATION

The undersigned hereby certifies, in their capacity as an officer of the Manager of Professional Lease Management Income Fund I, L.L.C. (the Fund), that the Annual Report of the Fund on Form 10-KSB for the year ended December 31, 2004, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Fund at the end of such period and the results of operations of the Fund for such period.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following directors of the Fund's Manager on the dates indicated.

Name                      Capacity     Date

/s/ Gary D. Engle
Gary D. Engle            Director - FSI                     March 29, 2005

/s/ James A. Coyne
James A. Coyne                  Director - FSI                     March 29, 2005

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I
(A Limited Liability Company)
INDEX TO FINANCIAL STATEMENTS

(Item 13(a))

Page

Reports of independent registered public accounting firms	25-26

Balance sheets as of December 31, 2004 and 2003	27

Statements of income for the years ended
December 31, 2004 and 2003	28

Statement of changes in members' equity for the years ended
December 31, 2004 and 2003	29

Statements of cash flows for the years ended
December 31, 2004 and 2003	30

Notes to financial statements	31-43

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members
Professional Lease Management Income Fund I, L.L.C.:

We have audited the accompanying balance sheet of Professional Lease Management Income Fund I, L.L.C., a Delaware Limited Liability Company (the Fund), as of December 31, 2004, and the related statements of income, changes in members' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Fund is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Professional Lease Management Income Fund I, L.L.C. at December 31, 2004 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

New York, New York
March 24, 2005

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTANTS

The Members
Professional Lease Management Income Fund I, L.L.C.:

We have audited the accompanying balance sheet of Professional Lease Management Income Fund I, L.L.C., a Delaware Limited Liability Company, as of December 31, 2003, and the related statements of income, changes in members' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Professional Lease Management Income Fund I, L.L.C. at December 31, 2003 and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Tampa, Florida
March 26, 2004

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
BALANCE SHEETS
December 31,
(in thousands of dollars, except unit amounts)

	2004	2003
Assets

Equipment held for operating leases, at cost	$91,773	$108,625
Less accumulated depreciation	(55,143)	(63,735)
Net equipment	36,630	44,890

Cash and cash equivalents	15,646	4,238
Restricted cash	--	60
Accounts and other receivable, less of allowance for doubtful accounts
of $73 in 2004 and $1,518 in 2003	3,575	3,253
Equity investments in affiliated entities	904	1,428
Other assets, net of accumulated amortization of
$141 in 2004 and $123 in 2003	1,175	1,398
Total assets	$57,930	$55,267

Liabilities and members' equity

Liabilities
Accounts payable and accrued expenses	$445	$857
Due to affiliates	284	312
Reserve for repairs	1,756	2,572
Lessee deposits and prepaid revenues	952	1,641
Note payable	10,000	13,000
Total liabilities	13,437	18,382

Commitments and contingencies

Members' equity
Class A members (4,971,311 units)	44,493	36,885
Class B member	--	--
Total members' equity	44,493	36,885
Total liabilities and members' equity	$57,930	$55,267

See accompanying notes to financial statements.

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
STATEMENTS OF INCOME
For the Years Ended December 31,
(in thousands of dollars, except weighted-average Class A unit amounts)

	2004	2003
Revenues

Lease revenue	$20,398	$18,354
Interest and other income	804	316
Gain on disposition of equipment	2,537	198
Loss on disposition of equipment	(2)	--
Total revenues	23,737	18,868

Expenses

Depreciation	6,550	7,821
Repairs and maintenance	1,629	1,740
Equipment operating expenses	5,333	4,614
Insurance expense	607	596
Management fees to affiliate	1,206	1,108
Interest expense	973	1,198
General and administrative expenses to affiliates	491	297
Other general and administrative expenses	1,373	1,453
Impairment loss on equipment	--	731
Recovery of bad debts	(1,431)	(1,869)
Total expenses	16,731	17,689

Equity in net income of equity investments	602	531

Net income	$7,608	$1,710

Members' share of net income

Class A members	$7,608	$1,052
Class B member	--	658

Total	$7,608	$1,710

Net income per weighted-average
Class A unit	$1.53	$0.21

See accompanying notes to financial statements.

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
STATEMENT OF CHANGES IN MEMBERS' EQUITY
For the Years Ended December 31, 2004 and 2003
(in thousands of dollars)

	Class A	Class B	Total

Members' equity as of December 31, 2002	$38,943	$--	$38,943

Net income	1,052	658	1,710

Cash distributions	(3,110)	(658)	(3,768)
Members' equity as of December 31, 2003	36,885	--	36,885

Net income	7,608	--	7,608
Members' equity as of December 31, 2004	$44,493	$--	$44,493

See accompanying notes to financial statements.

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
STATEMENTS OF CASH FLOWS
For the Years Ended December 31,
(in thousands of dollars)

Operating activities	2004	2003
Net income	$7,608	$1,710
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	6,550	7,821
Amortization of debt placement costs	18	18
Recovery of bad debts	(1,431)	(1,869)
Impairment loss on equipment	--	731
Net gain on disposition of equipment	(2,535)	(198)
Equity in net income of equity investments	(602)	(531)
Distributions from equity investment	1,126	1,147
Changes in operating assets and liabilities:
Accounts and other receivable	1,109	119
Other assets	743	444
Accounts payable and accrued expenses	(412)	235
Due to affiliates	(28)	121
Reserve for repairs	84	(154)
Lessee deposits	(689)	450
Net cash provided by operating activities	11,541	10,044

Investing activities
Payments for capitalized repairs and purchase of equipment	(18)	(19,853)
Decrease in cash held in escrow accounts	--	19,792
Decrease in restricted cash	60	--
Payments on finance lease receivable	305	--
Proceeds from disposition of equipment	2,520	463
Net cash provided by investing activities	2,867	402

Financing activities
Payments on note payable	(3,000)	(3,000)
Cash distributions to Class A members	--	(3,110)
Cash distributions to Class B member	--	(658)
Net cash used in financing activities	(3,000)	(6,768)

Net increase in cash and cash equivalents	11,408	3,678
Cash and cash equivalents at beginning of year	4,238	560
Cash and cash equivalents at end of year	$15,646	$4,238

Supplemental information
Interest paid	$956	$1,181
Non-cash transfer of equipment at net book value from
equipment held for operating leases to other assets	$843	$--

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

The Manager (Class B Member) controls and manages the affairs of the Fund. The Manager paid out of its own corporate funds (as a capital contribution to the Fund) all organization and syndication expenses incurred in connection with the offering; therefore, 100% of the net cash proceeds received by the Fund from the sale of Class A Units were used to purchase equipment and establish any required cash reserves. For its contribution, the Manager is generally entitled to a 1% interest in profits and losses and 15% interest in the Fund's cash distributions subject to certain special allocation provisions (see Net Income and Distributions Per Unit, below). After the investors receive cash distributions equal to their original capital contributions, the Manager's interest in the cash distributions of the Fund will increase to 25%.

The Fund will terminate on December 31, 2010, unless terminated earlier upon sale of all equipment or by certain other events. The Fund may not reinvest cash flow generated from operations after January 1, 2003 into additional equipment. Excess cash, if any, less reasonable reserves, will be distributed to the Members.

The operating agreement includes a redemption provision. Upon the conclusion of the 30-month period immediately following the termination of the offering, which was in November 1998, the Fund may, at the Manager's sole discretion, redeem up to 2% of the outstanding units each year. The purchase price paid by the Fund for outstanding Class A Units upon redemption will be equal to 105% of the amount Class A Members paid for the Class A Units, less the amount of cash distributions Class A Members have received relating to such Class A Units. The price may not bear any relationship to the fair value of a Class A Unit. No units were purchased under this plan during 2004 or 2003. The Manager does not anticipate that any units will be purchased under this plan in the future.

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

Accounting for Leases

The Fund's leasing operations generally consist of operating leases. Under the operating lease method of accounting, the lessor records the leased asset at cost and depreciates the leased asset over its estimated useful life. Rental payments are recorded as revenue on a straight-line basis over the lease term as earned. Lease origination costs are capitalized and amortized over the term of the lease. Periodically, the Fund leases equipment with lease terms that qualify for direct finance lease classification, as required by Statement of Financial Accounting Standards No. 13, “Accounting for Leases” (SFAS 13).

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
NOTES TO FINANCIAL STATEMENTS

1.  Basis of Presentation (continued)

Revenue Recognition

Revenues are generally earned by placing the equipment under operating leases. A portion of the Fund's marine containers are leased to operators of utilization-type leasing pools that include equipment owned by unaffiliated parties. In such instances, revenues earned by the Fund consist of a specified percentage of the total revenues generated by leasing the pooled equipment to sublessees after deducting certain direct operating expenses of the pooled equipment. The Fund’s marine vessel is operating on short-term leases which usually have a duration of less than one year. Rents for the remaining equipment are based on fixed rates.

Depreciation and Amortization

Depreciation of transportation equipment held for operating leases is generally computed on the double-declining balance method taking a full month's depreciation in the month of acquisition, based upon estimated useful lives of 15 years for railcars and 12 years for other types of equipment unless the economic life of the equipment is less. Certain aircraft are depreciated under the double-declining balance method over the lease term which approximates their economic life. The depreciation method changes to straight line when the annual depreciation expense using the straight-line method exceeds that calculated by the double-declining balance method. Major expenditures that are expected to extend the useful lives or reduce future operating expenses of equipment are capitalized and amortized over the estimated remaining life of the equipment. Debt placement fees are amortized over the term of the related loan using the straight-line method that approximates the effective interest method and are included in interest expense in the accompanying statements of income.

Equipment

Equipment held for operating leases is recorded at cost and depreciated over its useful life.

The Fund evaluates long-lived assets for impairment whenever events or circumstances such as when cash-flows decrease, there are unexpected maintenance issues or when economic conditions in which the equipment operate deteriorates indicate that the carrying values of such assets may not be recoverable. Losses for impairment are recognized when the undiscounted cash flows estimated to be realized from a long-lived asset are determined to be less than the carrying value of the asset and the carrying amount of long-lived assets exceeds their fair values. The determination of fair value for a given investment requires several considerations, including but not limited to, income expected to be earned from the asset, estimated sales proceeds, and holding costs excluding interest.

The estimate of the fair value of the Fund’s owned and partially owned equipment is based on the opinion of the Fund’s equipment managers using data, reasoning and analysis of prevailing market conditions of similar equipment, data from recent purchases, independent third party valuations and discounted cash flows.

Equity Investments in Affiliated Entities

The Fund has interests in equity investments that own transportation equipment and other transportation related assets. These entities do not have any debt or other financial encumbrances and are accounted for using the equity method.

The Fund’s interests in equity investments are managed by PLM Investment Management, Inc. (IMI), a wholly owned subsidiary of FSI. The Fund’s equity interest in the net income (loss) of equity investments is reflected net of management fees paid or payable to IMI.

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

Net Income and Distributions

The net profits and losses of the Fund are generally allocated 1% to the Class B Member and 99% to the Class A Members. The Class B Member or Manager will be specially allocated (i) 100% of the Fund’s organizational and offering cost amortization expenses and (ii) income equal to the excess of cash distribution over the Manager‘s 1% share of net profits. The effect on the Class A Members of this special income allocation will be to increase the net loss or decrease the net profits allocable to the Class A Members by an equal amount. During 2004, the Manager received a special allocation of loss of $0.1 million (in 2003, a special allocation of income of $0.6 million was allocated to the Manager) in excess of its prorata ownership share. Cash distributions of the Fund are generally allocated 85% to the Class A Members and 15% to the Manager and may include amounts in excess of net income. After the investors receive cash distributions equal to their original capital contributions, the Manager's interest in the cash distributions of the Fund will increase to 25%. The Class A Members' net income (loss) is allocated among the Class A Members based on the number of Class A units owned by each member and on the number of days of the year each member is in the Fund.

Cash distributions are recorded when declared. Cash distributions are generally paid in the same quarter they are declared. Monthly unitholders receive a cash distribution 15 days after the close of the previous month’s business and quarterly unitholders receive a cash distribution 45 days after the close of the quarter.

No cash distributions were declared or paid during 2004. For the year ended December 31, 2003, cash distribution totaled $3.8 million or $0.63 per weighted-average Class A unit. Cash distributions to the Class A Unitholders of $2.1 million were deemed to be a return of capital.

Cash distributions related to the fourth quarter of 2002 of $0.8 million were declared and paid during the first quarter of 2003.

Net Income Per Weighted-Average Class A Unit

Net income per weighted-average Class A unit was computed by dividing net income attributable to Class A Members by the weighted-average number of Class A units deemed outstanding during the period. The weighted-average number of Class A unit s deemed outstanding during the years ended December 31, 2004 and 2003 was 4,971,311.

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

Restricted Cash

At December 31, 2003, the Fund had a security deposit of $0.1 million with the warehouse facility lender (see Note 9 to the financial statements) that is reported as restricted cash.

Accounts Receivable

The Fund generally invoices its lessees monthly for the lease of its equipment. Payment generally is due on the first day of each month in advance. The Fund reserves as bad debts any unpaid account receivable that is past due over 90 days. The Fund will also reserve any unpaid receivable as a bad debt when circumstances indicate that it will not be paid, such as when the lessee goes into bankruptcy. Unpaid receivables are written-off only when all collection efforts have been exhausted.

Fair Value of Financial Instruments

The Fund's financial instruments consist of cash, accounts receivable, accounts payable and note payable. The fair value of cash, accounts receivable and accounts payable approximate book value due to their short-term nature. The fair value of the Fund's note payable approximates its book value as the fixed rate on the debt approximates the current market rate for similar debt (see Note 9 to the financial statements).

Other Assets

At December 31, 2003, other assets included an investment in a United States security from a marine container lessee of $0.5 million that has a maturity date greater than three months.

Comprehensive Income

The Fund’s comprehensive income is equal to net income for the years ended December 31, 2004 and 2003.

New Accounting Standards

On December 24, 2003, Financial Accounting Standards Board (FASB) issued Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (FIN 46(R)). FIN 46(R) is effective for the Fund beginning on January 1, 2004 and it requires the Fund to evaluate all existing equity investments to identify situations where the Fund has a “variable interest,” commonly evidenced by a guarantee arrangement or other commitment to provide financial support, in a “variable interest entity,” commonly a thinly capitalized entity, and further determine when such variable interest requires the Fund to consolidate the variable interest entities’ financial statements with its own.  The Manager has determined that none of its equity investments qualify as variable interest entities. Adoption of FIN 46(R) did not have a material effect on financial position or results of operations.

In March 2004, FASB's Emerging Issues Task Force (EITF) released Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" (EITF 03-1). EITF 03-1 provides guidance for determining whether impairment for certain debt and equity investments is other-than-temporary and the measurement of an impaired loss. Certain disclosure requirements of EITF 03-1 were adopted in 2003 and the Fund has complied with the new disclosure requirements in its consolidated financial statements. The recognition and measurement requirements of EITF 03-1 were

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
NOTES TO FINANCIAL STATEMENTS

1.  Basis of Presentation (continued)

New Accounting Standards (continued)

initially effective for reporting periods beginning after June 15, 2004. In September 2004, the FASB Staff issued FASB Staff Position (FSP) EITF 03-1-1 that delayed the effective date for certain measurement and recognition guidance contained in EITF 03-1.  The FSP requires that entities continue to apply previously existing “other-than-temporary” guidance until a final consensus is reached. The Manager does not anticipate that issuance of a final consensus will materially impact the Fund’s financial condition or results of operations.

In December 2004, FASB issued Statement 153, "Exchanges of Non-monetary Assets" (Statement 153), an amendment of Accounting Principles Board Opinion No. 29. Statement 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Statement 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance - that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity.  The Manager does not believe that the adoption of Statement 153 will have a significant effect on its financial statements.

Reclassifications

Certain amounts in the 2003 financial statements have been reclassified to conform to the 2004 presentations. These reclassifications did not have any effect on total assets, total liabilities, members’ capital, or net income.

2. Transactions with Manager and Affiliates

The Fund's owned equipment and interests in equity investments are managed by PLM Investment Management, Inc. (IMI), a wholly-owned subsidiary of FSI, under a continuing management agreement. IMI receives a monthly management fee from the Fund for managing the equipment.

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

During the liquidation phase of the Fund, PLM Transportation Equipment Corp. (TEC), a wholly-owned subsidiary of the Manager, will be entitled to receive an equipment liquidation fee equal to the lesser of (i) 3% of the sales price of equipment sold on behalf of the Fund, or (ii) 50% of the "Competitive Equipment Sale Commission," as defined in the agreement, if certain conditions are met. The Manager does not anticipate that the conditions to earn this fee will be met.

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
NOTES TO FINANCIAL STATEMENTS

2. Transactions with Manager and Affiliates (continued)

During the year ended December 31, 2004 and 2003, FSI or its affiliates were paid or accrued management fees and reimbursed FSI or its affiliates for data processing and administrative expenses. The components of these expenses paid or accrued to FSI or its affiliates were as follows (in thousands of dollars):

	Owned Equipment		Equity Investments
	2004	2003	2004	2003
Management fees	$1,206	$1,108	$62	$61
Data processing and administrative
expenses	491	297	6	3

The Fund had equity investments in affiliated entities that own equipment and other assets during 2004 and 2003 (see Note 4 to the financial statements).

The balance due to affiliates as of December 31, 2004 and 2003, included $0.3 million due to FSI and its affiliates for management fees.

3. Equipment

The components of owned equipment as of December 31 are as follows (in thousands of dollars):

Equipment Held for Operating Leases	2004	2003

Railcars	$33,865	$38,942
Marine containers	30,414	30,825
Marine vessel	17,000	17,000
Aircraft	10,494	15,358
Trailers	--	6,500
	91,773	108,625
Less accumulated depreciation	(55,143)	(63,735)
Net equipment	$36,630	$44,890

Equipment held for operating leases is stated at cost less depreciation and any reductions due to impairment of the asset value. During 2003, the Fund recorded an impairment of $0.3 million to certain owned railcars and $0.4 million to certain owned trailers. During 2003, the Fund learned of a problem with the seal weld on certain owned tank railcars and this indicated to the Manager that an impairment may exist. The Manager determined that certain of these railcars should be scrapped. The Fund recorded an impairment of $0.3 million to 107 owned railcars with cracks in the seal weld. The fair value of the railcars with this defect was determined by using industry expertise. The Fund also recorded an impairment of $0.4 million to owned trailers based on recent sales and marketability for the type trailers owned by the Fund. The fair value of the trailers was determined by independent third party expertise. No reductions were required to the carrying value of wholly owned equipment during 2004.

In 2004, the Fund amended its lease for the trailer portfolio with an equipment original cost of $6.5 million and a net book value of $0.8 million which resulted in a change in classification of the lease from an operating lease to a direct financing lease. As of December 31, 2004, the Fund no longer records this equipment as equipment held for operating lease, but rather as a finance lease receivable which is included in other assets, net, on the accompanying balance sheet (see Note 8 to the financial statements).

As of December 31, 2004, all owned equipment in the Fund's portfolio was on lease except for 64 railcars with a net book value of $0.4 million. As of December 31, 2003, all owned equipment in the Fund's portfolio was on lease except for 289 railcars with a net book value of $1.9 million.

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
NOTES TO FINANCIAL STATEMENTS

3. Equipment (continued)

During 2004, the Fund made capitalized improvements to equipment of $19,000. During 2003, the Fund purchased railcars for $19.7 million that it had entered into legally binding agreements to purchase in 2002 and made capitalized improvements to equipment of $0.2 million.

During the year ended December 31, 2004, the Fund disposed of a commercial aircraft, marine containers, railcars and a trailer with a net book value of $0.9 million for proceeds of $2.5 million and the recognition of $0.9 million of the related unused engine reserves. During the year ended December 31, 2003, the Fund disposed of marine containers, trailers and railcars with a net book value of $0.3 million for proceeds of $0.5 million.

Future minimum rent under noncancelable operating leases as of December 31, 2004 for the owned equipment during each of the next five years and thereafter is approximately $5.0 million in 2005; $3.3 million in 2006; $2.0 million in 2007; $1.9 million in 2008; $1.7 million in 2009 and $5.0 million thereafter. Per diem and short-term rentals consisting of utilization rate lease payments included in revenues amounted to approximately $11.3 million, and $12.1 million in 2004 and 2003, respectively.

4. Equity Investments in Affiliated Entities

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

The tables below set forth 100% of the assets, liabilities, and equity of the entities in which the Fund has an interest and the Fund’s proportional share of equity in each entity as of December 31, 2004 and 2003 (in thousands of dollars):

	TWA	TWA	PLM
	S/N 49183	MD-82	Worldwide
As of December 31, 2004	Trust1	Trust2	Leasing3	Total

Assets
Equipment less accumulated depreciation	$--	$1,677	$--
Cash and cash equivalents	--	--	140
Accounts and other receivables	50	49	2,228
Due from affiliate	--	--	4
Total assets	$50	$1,726	$2,372
Liabilities
Accounts payable	$--	$--	$2,205
Due to affiliates	8	8	--
Total liabilities	8	8	2,205

Equity	42	1,718	167
Total liabilities and equity	$50	$1,726	$2,372

Fund’s share of equity	$21	$841	$42	$904

1	The Fund owns a 50% interest in the TWA S/N 49183 Trust that owns an MD-82 stage III commercial aircraft.
2 The Fund owns a 50% interest in the TWA MD-82 Trust that owns an MD-82 stage III commercial aircraft.
3. The Fund owns a 25% interest in PLM Worldwide Leasing Corp.

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
NOTES TO FINANCIAL STATEMENTS

4. Equity Investments in Affiliated Entities (continued)

	TWA	TWA
	S/N 49183	MD-82
As of December 31, 2003	Trust1	Trust2	Total

Assets
Equipment less accumulated depreciation	$ -	$ 2,935
Total assets	$ -	$ 2,935
Liabilities
Accounts payable	$ 3	$ -
Due to affiliates	5	5
Total liabilities	8	5

Equity	(8)	2,930
Total liabilities and equity	$ -	$ 2,935

Funds share of equity	$ -	$ 1,428	$ 1,428

The tables below set forth 100% of the revenues, depreciation and amortization expense, direct and indirect expenses, and net income (loss) of the entities in which the Fund has an interest, and the Fund‘s proportional share of income (loss) in each entity for the years ended December 31, 2004 and 2003 (in thousands of dollars):

	TWA	TWA	PLM
For the year ended	S/N 49183	MD-82	Worldwide
December 31, 2004	Trust1	Trust2	Leasing3	Total

Lease revenues and other income	$1,250	$1,249
Less: Depreciation and amortization expense	--	1,258
Indirect expenses	74	74
Net income (loss)	$1,176	$(83)

Fund’s share of net income (loss)	$588	$(28)	$42	$602

	TWA	TWA
For the year ended	S/N 49183	MD-82
December 31, 2003	Trust1	Trust2	Total
Lease revenues and other income	$1,225	$1,225
Less: Depreciation and amortization expense	--	1,258
Direct expenses	(1)	(1)
Indirect expenses	83	77
Net income (loss)	$1,143	$(109)

Fund’s share of net income (loss)	$571	$(40)	$531

As of December 31, 2004 and 2003, all jointly-owned equipment in the Fund’s equity investment portfolio was on lease.

All jointly owned equipment on lease is being accounted for as operating leases. The Fund’s proportionate share of future minimum rent under noncancelable leases as of December 31, 2004 for the jointly owned equipment during each of the next five years and thereafter is approximately $1.2 million in 2005; $1.2 million in 2006; $1.2 million in 2007; $1.0 million in 2008; and $-0- thereafter.

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

The Manager evaluates the performance of each segment based on profit or loss from operations before interest expense and certain general and administrative and operations support expenses. The segments are managed separately due to different business strategies for each operation. The accounting policies of the Fund’s operating segments are the same as described in Note 1, Basis of Presentation. There were no intersegment revenues for the years ended December 31, 2004 and 2003.

The following tables present a summary of the operating segments (in thousands of dollars):

	Marine			Marine
For the year ended	Container	Aircraft	Railcar	Vessel	Trailer
December 31, 2004	Leasing	Leasing	Leasing	Leasing	Leasing	Other1	Total

Revenues
Lease revenue	$4,795	$1,087	$3,791	$10,698	$27	$--	$20,398
Interest and other income	--	656	6	--	--	142	804
Gain (loss) on disposition of equipment	213	1,660	664	--	(2)	--	2,535
Total revenues	5,008	3,403	4,461	10,698	25	142	23,737

Expenses
Depreciation	2,510	--	3,012	1,028	--	--	6,550
Operations support	81	34	1,251	6,046	30	127	7,569
Management fees to affiliate	240	124	253	535	54	--	1,206
Interest expense	--	--	--	--	--	973	973
General and administrative expenses	--	324	671	75	37	757	1,864
(Recovery of) provision for bad debts	--	(1,482)	52	--	(1)	--	(1,431)
Total expenses	2,831	(1,000)	5,239	7,684	120	1,857	16,731
Equity in net income of equity
investments	--	602	--	--	--	--	602
Net income (loss)	$2,177	$5,005	$(778)	$3,014	$(95)	$(1,715)	$7,608

Equipment purchases and
capitalized improvements	$--	$--	$18	$--	$--	$--	$18
Total assets as of December 31, 2004	$13,933	$1,907	$19,356	$6,358	$605	$15,771	$57,930

1
Includes certain assets not identifiable to a specific segment such as cash and certain other assets. Also includes interest income and costs not identifiable to a particular segment, such as interest expense, and certain general and administrative, and operations support expenses.

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
NOTES TO FINANCIAL STATEMENTS

5. Operating Segments (continued)

	Marine			Marine
For the year ended	Container	Aircraft	Railcar	Vessel	Trailer
December 31, 2003	Leasing	Leasing	Leasing	Leasing	Leasing	Other1	Total

Revenues
Lease revenue	$5,189	$905	$3,876	$7,378	$1,006	$-	$18,354
Interest and other income	-	134	37	40	-	105	316
Gain on disposition of equipment	129	--	60	-	9	-	198
Total revenues	5,318	1,039	3,973	7,418	1,015	105	18,868

Expenses
Depreciation	3,040	-	3,183	1,234	364	-	7,821
Operations support	63	44	864	5,509	371	99	6,950
Management fees to affiliate	259	165	262	369	53	-	1,108
Interest expense	-	-	-	-	-	1,198	1,198
General and administrative expenses	1	207	469	71	199	803	1,750
Impairment loss	-	-	338	-	393	-	731
(Recovery of) provision for bad debts	-	(1,900)	31	-	-	-	(1,869)
Total expenses	3,363	(1,484)	5,147	7,183	1,380	2,100	17,689
Equity in net income of equity
investments	-	531	-	-	-	-	531
Net income (loss)	$1,955	$3,054	$(1,174)	$235	$(365)	$(1,995)	$1,710

Equipment purchases and
capitalized improvements	$-	$-	$19,853	$-	$-	$-	$19,853
Total assets as of December 31, 2003	$17,067	$2,214	$22,903	$7,194	$1,131	$4,758	$55,267

6. Geographic Information

The Fund owns equipment that is leased and operated internationally. A limited number of the Fund's transactions are denominated in a foreign currency. Gains or losses resulting from foreign currency transactions are included in the results of operations and are not material.

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

The following table sets forth lease revenue information by region for the owned equipment grouped by domicile of the lessees, as of and for the years ended December 31, (in thousands of dollars):

Owned Equipment

Region	2004	2003
United States	$2,520	$3,595
South America	1,087	905
Canada	1,298	1,287
Rest of the world	15,493	12,567
Lease revenues	$20,398	$18,354

1
Includes certain assets not identifiable to a specific segment such as cash and certain other assets. Also includes interest income and costs not identifiable to a particular segment, such as interest expense, and certain general and administrative, and operations support expenses.

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
NOTES TO FINANCIAL STATEMENTS

6. Geographic Information (continued)

The following table sets forth income (loss) information by region for owned equipment and equity investments in affiliated entities for the years ended December 31, are as follows (in thousands of dollars):

Owned Equipment Equity Investments

Region	2004	2003	2004	2003
United States	$(684)	$(1,284)	$602	$531
South America	4,404	2,522	--	--
Canada	(189)	(253)	--	--
Rest of the world	5,191	2,189	--	--
Regional income	8,722	3,174	602	531
Administrative and other	(1,716)	(1,995)	--	--
Net income	$7,006	$1,179	$602	$531

The net book value of owned equipment and equity investments in affiliated entities at December 31, are as follows (in thousands of dollars):

Owned Equipment Equity Investments

Region	2004	2003	2004	2003
United States	$12,573	$17,442	$904	$1,428
Canada	6,477	6,159	--	--
Rest of the world	17,580	21,289	--	--
Net book value	$36,630	$44,890	$904	$1,428

7. Accounts and Other Receivable

Accounts and other receivable represent balances due from current or former lessees for unpaid balances incurred from leasing Fund owned equipment. The components of accounts and other receivable as of December 31 were as follows (in thousands of dollars):

	2004	2003
Trade accounts receivable	$2,786	$2,996
Other receivable	862	1,775
Allowance for doubtful accounts	(73)	(1,518)
	$3,575	$3,253

At December 31, 2004, the balance in other receivable was due from a former aircraft lessee for past due lease payments and in settlement for returning aircraft not in accordance with the lease agreement. The other receivable is scheduled to be fully paid by April 2005. Interest accrues at a rate of 5% on the outstanding other receivable balance. During 2004, the former aircraft lessee made its monthly payments to the Fund. During 2004, the Manager, based on the prior performance of this lessee and based on the Manager's evaluation on the ultimate collection of the this receivable, reversed any remaining reserve for this lessee.

At December 31, 2003 the balance in other receivable of $1.8 million was due from the same former aircraft lessee. Unpaid outstanding balances accrued interest at a rate of 5%. Due to the uncertainty of ultimate collection of this receivable, the Manager determined to fully reserve the unpaid outstanding balance less any security deposits and any payments received through March 29, 2004. The other receivable was fully paid in the fourth quarter of 2004.

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
NOTES TO FINANCIAL STATEMENTS

8. Other Assets

The components of the other assets, net, as of December 31 are as follows (in thousands of dollars):

	2004	2003
Finance lease receivable	$538	$--
Prepaid expenses and US treasury deposits	343	1,317
Inventory	253	22
Debt placement fees, net	36	54
Other assets	5	5
	$1,175	$1,398

Future minimum rentals receivable under the direct finance lease at December 31, 2004, for the next two years are approximately $0.3 million in 2005, $0.3 million in 2006, and $-0- thereafter.

9. Debt

In December 1996, the Fund entered into an agreement to issue a $25.0 million long-term note to an institutional investor. The loan was funded in March 1997. The note bears interest at a fixed rate of 7.33% per annum and has a maturity in 2006. Interest on the note is payable semi-annually. The remaining note balance of $10.0 million is due in two principal payments of $5.0 million on December 31, 2005 and 2006. The Fund may prepay this note without penalty beginning on January 1, 2005 (see Note 13 to the financial statements). The Fund’s wholly and jointly owned equipment is used as collateral to the note. The Fund has made all the regularly scheduled principal payments and semiannual interest payments to the lender of the note when due.

The debt contains certain financial covenants which require the Fund to maintain a certain fixed charge coverage ratio and limits the Fund's indebtedness.

The Manager estimates, based on recent transactions, that the fair value of the $10.0 million fixed-rate note is $10.0 million.

The Fund was a participant in a $10.0 million warehouse credit facility. The warehouse facility was shared by the Fund, PLM Equipment Growth Fund V, PLM Equipment Growth Fund VI, PLM Equipment Growth & Income Fund VII, and MILPI Holdings LLC (MILPI), all of which are related parties. The facility provided for financing up to 100% of the cost of the equipment. Any borrowings by the Fund would have been collateralized by equipment purchased with the proceeds of the loan. Outstanding borrowings by one borrower reduced the amount available to each of the other borrowers under the facility. Individual borrowings may be outstanding for no more than 270 days. Interest accrued either at the prime rate or LIBOR plus 2.0% at the borrower’s option and is set at the time of an advance of funds. Borrowings by the Fund would have been guaranteed by FSI, PLM International, Inc. and MILPI, the parent companies of the Manager. The Fund was not liable for the advances made to the other borrowers

In the first quarter of 2004, the $10.0 million warehouse credit facility which the Fund shared with several affiliated entities, was amended and restated and the Fund was removed from the facility.

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
NOTES TO FINANCIAL STATEMENTS

10. Concentrations of Credit Risk

For the years ended December 31, 2004 and 2003, the Fund’s customer that accounted for 10% or more of the total revenues for the owned equipment and jointly owned equipment was Capital Leasing (18% in 2003).

For the year ended December 31, 2004 and 2003, the Fund’s customers that accounted for 10% or more of the total accounts receivable for the owned equipment and jointly owned equipment were Capital Leasing (28% in 2004 and 32% in 2003), Stena Bulk LLC (27% in 2004 and 18% in 2003), Varig South America (21% in 2004) and Cronos Group (10% in 2004 and 12% in 2003).

As of December 31, 2004 and 2003, the Manager believed the Fund had no other significant concentrations of credit risk that could have a material adverse effect on the Fund.

11.  Income Taxes

The Fund is not subject to income taxes, as any income or loss is included in the tax returns of the individual members. Accordingly, no provision for income taxes has been made in the financial statements of the Fund.

As of December 31, 2004 and 2003, the financial statement carrying amount of assets and liabilities was approximately $5.5 million and $14.5 million, respectively, lower than the federal income tax basis of such assets and liabilities and the Fund's income was approximately $8.5 million and $5.1 million, respectively, higher than the federal income tax basis. These differences are primarily due to the tax treatment of depreciation, equipment reserves, provisions for bad debts, lessees’ prepaid deposits, and of underwriting commissions and syndication costs.

12. Contingencies

The Fund is involved as plaintiff or defendant in various legal actions incidental to its business. Management does not believe that any of these actions will be material to the financial condition or results of operations of the Fund.

13. Subsequent Events

During January 2005, the Fund prepaid its outstanding note payable plus accrued interest. There was no pre-payment penalty associated with the payment of the note payable. In January 2005, the Fund wrote-off $36,000 in debt placement fees related to this debt.

In March 2005, the lessee of the Fund’s two Boeing 737-200 aircraft declared bankruptcy. At this point, the Manger is reviewing it options, which include repossessing the aircraft.  Given that the aircraft are in excess of 25 years old and that the aircraft leasing market is weak, if the Fund takes possession of the aircraft, it may take a considerable period of time to release or sell them.

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.

INDEX OF EXHIBITS

Exhibit			Page

4.		Operating Agreement of Fund.	*

10.	1	Management Agreement between Fund and PLM Investment	*
		Management, Inc.

10.	2	$25.0 Million Note Agreement, dated as of December 30, 1996.	*

10.	3	Settlement Agreement between PLM Worldwide Leasing Corp. and Varig
		S.A. dated October 11, 2002.	*

10.	4	Modification of Settlement Agreement between PLM Worldwide Leasing Corp. and Varig S.A. dated September 24, 2004.	49-55

14.		PLM Financial Services Inc. Code of Ethics.	*

31.	1	Certificate of President of the Manager pursuant to Section 302 of Sarbanes - Oxley Act.	45

31.	2	Certificate of Chief Financial Officer of the Manager pursuant to Section 302 of Sarbanes - Oxley Act.	46

32.	1	Certificate of President of the Manager pursuant to Section 906 of Sarbanes - Oxley Act.	47

32.	2	Certificate of Chief Financial Officer of the Manager pursuant to Section 906 of Sarbanes - Oxley Act.	48

*Incorporated by reference. See page 21 of this report