Form 10QSB
period 2005-03-31
PROFESSIONAL LEASE MANAGEMENT INCOME FUND I LLC
filed 2005-05-11
CIK 928956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal quarter ended March 31, 2005.

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
(A Delaware Limited Liability Company)
CONDENSED BALANCE SHEETS
(in thousands of dollars, except unit amounts)

	March 31,	December 31,
	2005	2004
	(unaudited)
Assets

Equipment held for operating leases, at cost	$90,370	$91,773
Less accumulated depreciation	(55,586)	(55,143)
Net equipment	34,784	36,630

Cash and cash equivalents	10,114	15,646
Accounts and other receivables, less of allowance for doubtful
accounts of $178 in 2005 and $73 in 2004	3,348	3,575
Equity investments in affiliated entities	759	904
Other assets, net of accumulated amortization of
$177 in 2005 and $141 in 2004	867	1,175

Total assets	$49,872	$57,930

Liabilities and members’ equity

Liabilities:
Accounts payable and accrued expenses	$300	$445
Due to affiliates	351	284
Reserves for repairs	1,810	1,756
Lessee deposits and prepaid revenues	906	952
Note payable	--	10,000
Total liabilities	3,367	13,437

Commitments and contingencies

Members' equity:
Class A members (4,971,311 units)	46,505	44,493
Class B member	--	--
Total members' equity	46,505	44,493

Total liabilities and members' equity	$49,872	$57,930

See accompanying notes to unaudited condensed financial statements.

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
CONDENSED STATEMENTS OF INCOME
(in thousands of dollars, except weighted-average Class A unit amounts)
(unaudited)

	For the Three Months
	Ended March 31,
	2005	2004
Revenues

Lease revenue	$5,173	$5,368
Interest and other income	39	35
Gain on disposition of equipment	186	223
Total revenues	5,398	5,626

Expenses

Depreciation	1,450	1,791
Operations support	1,229	1,959
Management fees to affiliate	287	275
Interest expense	42	245
General and administrative expenses to affiliates	163	111
Other general and administrative expenses	251	417
Provision for (recovery of) bad debt expense	101	(269)
Total expenses	3,523	4,529

Equity in net income of equity investments	137	153

Net income	$2,012	$1,250

Members' share of net income

Class A members	$2,012	$1,250
Class B member	--	--

Total	$2,012	$1,250

Net income per weighted-average Class A unit	$0.40	$0.25

See accompanying notes to unaudited condensed financial statements.

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
CONDENSED STATEMENTS OF CHANGES IN MEMBERS' EQUITY
For the Period from December 31, 2004 to March 31, 2005
(in thousands of dollars)
(unaudited)

	Class A	Class B	Total

Members' equity as of December 31, 2004	$44,493	$--	$44,493

Net income	2,012	--	2,012

Members' equity as of March 31, 2005	$46,505	$--	$46,505

See accompanying notes to unaudited condensed financial statements.

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands of dollars)
(unaudited)

	For the Three Months
	Ended March 31,
	2005	2004

Operating activities

Net income	$2,012	$1,250
Adjustments to reconcile net income
to net cash provided by (used in) operating activities:
Depreciation	1,450	1,791
Amortization of debt placement costs	36	4
Provision for (recovery of) bad debts	101	(269)
Gain on disposition of equipment	(186)	(223)
Equity in net income from equity investments	(137)	(153)
Distributions from equity investments	282	281
Changes in operating assets and liabilities:
Accounts and other receivables	126	220
Other assets	202	(48)
Accounts payable and accrued expenses	(145)	551
Due to affiliates	67	43
Reserve for repairs	54	(85)
Lessee deposits and prepaid revenues	(46)	(34)
Net cash provided by operating activities	3,816	3,328

Investing activities

Decrease in restricted cash	--	60
Payments on finance lease receivable	70	--
Proceeds from disposition of equipment	582	466
Net cash provided by investing activities	652	526

Financing activities

Payments of notes payable	(10,000)	--
Net cash used in financing activities	(10,000)	--

Net (decrease) increase in cash and cash equivalents	(5,532)	3,854
Cash and cash equivalents at beginning of period	15,646	4,238
Cash and cash equivalents at end of period	$10,114	$8,092

Supplemental information

Interest paid	$6	$--

See accompanying notes to unaudited condensed financial statements.

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation

The unaudited financial statements presented herein are prepared in conformity with generally accepted accounting principles in the United States of America and the instructions for preparing Form 10-QSB under Rule 310 of Regulation S-B of the Securities and Exchange Commission. Rule 310 provides that disclosures that would substantially duplicate those contained in the most recent annual report may be omitted from interim financial statements. The accompanying unaudited condensed financial statements have been prepared on that basis and, therefore, should be read in conjunction with the financial statements and notes presented in the 2004 Annual Report (Form 10-KSB) of Professional Lease Management Income Fund I, L.L.C. (the Fund) on file with the United States Securities and Exchange Commission. Except as disclosed herein, there have been no material changes to the information presented in the notes to the 2004 Annual Report in Form 10-KSB.

In the opinion of the management of PLM Financial Services, Inc. (FSI or the Manager) all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the Fund’s unaudited condensed balance sheets at March 31, 2005 and December 31, 2004, condensed statements of income for the three months ended March 31, 2005 and 2004, condensed statements of changes in member’ equity for the period from December 31, 2004 to March 31, 2005, and the condensed statements of cash flows for the three months ended March 31, 2005 and 2004 have been made and are reflected.

2. Schedule of Fund Phases

The Fund may no longer use cash generated form operations or proceeds from asset dispositions to purchase additional equipment.

The Fund will terminate on December 31, 2010, unless terminated earlier upon sale of all equipment or by certain other events.

3. Reclassifications

Certain amounts previously reported have been reclassified to conform to the 2005 presentation. These reclassifications did not have any effect on total assets, total liabilities, members’ equity, or net income.

4. Transactions with Manager and Affiliates

The balance due to affiliates as of March 31, 2005 and December 31, 2004 represented $0.4 million and $0.3 million, respectively, due to the Manager and its affiliates for management fees.

During the three months ended March 31, 2005 and 2004, the Fund incurred management fees and data processing and administrative expenses to FSI or its affiliates. The components of these fees and expenses incurred to FSI or its affiliates were as follows (in thousands of dollars):

	Owned Equipment		Equity Investments
	2005	2004	2005	2004
Management fees	$287	$275	$15	$16
Data processing and administrative
expenses	163	111	3	2

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

5. Equipment

The components of owned equipment were as follows (in thousands of dollars):

	March 31, 2005	December 31, 2004

Railcars	$32,675	$33,865
Marine containers	30,201	30,414
Marine vessel	17,000	17,000
Aircraft	10,494	10,494
	90,370	91,773
Less accumulated depreciation	(55,586	(55,143
Net equipment	$34,784	$36,630

Equipment held for operating leases is stated at cost less depreciation and any impairments to the carrying value.

As of March 31, 2005, all owned equipment in the Fund’s portfolio was on lease except for eight railcars with a net book value of $0.1 million. As of December 31, 2004, all owned equipment in the Fund's portfolio was on lease except for 64 railcars with a net book value of $0.4 million.

During the three months ended March 31, 2005, the Fund disposed of marine containers and railcars with a net book value of $0.4 million for proceeds of $0.6 million which resulted in a gain of $0.2 million. During the three months ended March 31, 2004, the Fund disposed of marine containers and railcars with a net book value of $0.2 million for proceeds of $0.5 million which resulted in a gain of $0.2 million.

6. Equity Investments in Affiliated Entities

The Fund owns equipment jointly with affiliated programs. These are single purpose entities that do not have any debt or other financial encumbrances.

Ownership interest is based on the Fund’s contribution towards the cost of the asset in the equity investments. The Fund’s proportional share of equity and income (loss) in each entity is not necessarily the same as its ownership interest. The primary reason for this difference has to do with certain fees such as management and acquisition and lease negotiation fees varying among the owners of the equity investments. The Fund’s equity interest in the net income (loss) of equity investments is reflected net of management fees incurred.

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

6. Equity Investments in Affiliated Entities (continued)

The tables below set forth 100% of the lease revenues and interest and other income, gain on disposition of equipment, indirect expenses, and net income (loss) of the entities in which the Fund has an interest, and the Fund‘s proportional share of income (loss) in each entity for the three months ended March 31, 2005 and 2004 (in thousands of dollars):

	TWA	TWA	PLM
For the three months ended	S/N 49183	MD-82	Worldwide
March 31, 2005	Trust1	Trust2	Leasing3	Total

Lease revenues and interest and other income	$308	$308	$312
Gain on disposition of equipment	--	--	5
Less: Depreciation	--	314	--
Indirect expenses	19	20	308
Net income (loss)	$289	$(26)	$9

Fund’s share of net income (loss)	$144	$(9)	$2	$137

	TWA	TWA
For the three months ended	S/N 49183	MD-82
March 31, 2004	Trust1	Trust2	Total

Lease revenues and interest and other income	$326	$326
Less: Depreciation	--	314
Indirect expenses	20	20
Net income (loss)	$306	$(8)

Fund’s share of net income	$153	$--	$153

As of March 31, 2005 and December 31, 2004, all jointly-owned equipment in the Fund’s equity investment portfolio was on lease.

1	The Fund owns a 50% interest in the TWA S/N 49183 Trust that owns an MD-82 stage III commercial aircraft.
2 The Fund owns a 50% interest in the TWA MD-82 Trust that owns an MD-82 stage III commercial aircraft.
3. The Fund owns a 25% interest in PLM Worldwide Leasing Corp.

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

7.	Operating Segments

The Fund operates in five different segments: marine container leasing, aircraft leasing, railcar leasing, marine vessel leasing and trailer leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers. There were no intersegment revenues for the three months ended March 31, 2005 and 2004.

The following tables present a summary of the operating segments (in thousands of dollars):

	Marine				Marine
For the three months ended	Vessel	Aircraft	Railcar	Trailer	Container
March 31, 2005	Leasing	Leasing	Leasing	Leasing	Leasing	Other[1]	Total

Revenues
Lease revenue	$2,714	$252	$1,002	$--	$1,205	$--	$5,173
Interest income and other income	--	9	2	--	--	28	39
Gain on disposition of equipment	--	--	64	--	122	--	186
Total revenues	2,714	261	1,068	--	1,327	28	5,398

Expenses
Depreciation	237	--	650	--	563	--	1,450
Operations support	1,061	7	148	--	13	--	1,229
Management fees to affiliate	136	6	71	14	60	--	287
Interest expense	--	--	--	--	--	42	42
General and administrative expenses	29	10	193	--	--	182	414
Provision for (recovery of) bad debts	--	170	(69)	--	--	--	101
Total expenses	1,463	193	993	14	636	224	3,523
Equity in net income of equity
investments	--	137	--	--	--	--	137
Net income (loss)	$1,251	$205	$75	$(14)	$691	$(196)	$2,012
Total assets as of March 31, 2005	$6,845	$1,152	$18,252	$536	$12,819	$10,268	$49,872

	Marine				Marine
For the three months ended	Vessel	Aircraft	Railcar	Trailer	Container
March 31, 2004	Leasing	Leasing	Leasing	Leasing	Leasing	Other[2]	Total

Revenues
Lease revenue	$2,584	$341	$930	$279	$1,234	$--	$5,368
Interest income and other income	--	20	--	--	--	15	35
Gain on disposition of equipment	--	--	190	--	33	--	223
Total revenues	2,584	361	1,120	279	1,267	15	5,626

Expenses
Depreciation	257	--	757	91	686	--	1,791
Operations support	1,627	10	136	167	19	--	1,959
Management fees to affiliate	129	7	62	15	62	--	275
Interest expense	--	--	--	--	--	245	245
General and administrative expenses	17	109	132	34	--	236	528
Recovery of bad debts	--	(264)	(4)	(1)	--	--	(269)
Total expenses	2,030	(138)	1,083	306	767	481	4,529
Equity in net income of equity
investments	--	153	--	--	--	--	153
Net income (loss)	$554	$652	$37	$(27)	$500	$(466)	$1,250

1
Includes certain assets not identifiable to a specific segment such as cash and certain other assets. Also includes certain interest income and costs not identifiable to a particular segment, such as interest expense, and certain general and administrative and operations support expenses.

2	Includes certain interest income and costs not identifiable to a particular segment, such as interest expense, and certain general and administrative and operations support expenses.

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

8. Net Income Per Weighted-Average Class A Unit

Net income per weighted-average Class A unit was computed by dividing net income attributable to the Class A members by the weighted-average number of Class A units deemed outstanding during the period. The weighted-average number of Class A units deemed outstanding during the three months ended March 31, 2005 and 2004 was 4,971,311 units.

9. Accounts and Other Receivables

Accounts and other receivables represent balances due from current or former lessees for unpaid balances incurred from leasing Fund owned equipment. The components of accounts and other receivables were as follows (in thousands of dollars):

	March 31,	December 31,
	2005	2004

Trade accounts receivable	$3,163	$2,786
Other receivable	363	862
Allowance for doubtful accounts	(178)	(73)
	$3,348	$3,575

At March 31, 2005 and December 31, 2004, the balance in other receivable was due from a former aircraft lessee for past due lease payments and in settlement for returning aircraft not in accordance with the lease agreement. The other receivable is scheduled to be fully paid by April 2005. Interest accrues at a rate of 5% on the outstanding other receivable balance.

At March 31, 2005, the bankruptcy of a lessee that leased two owned aircraft indicated to the Manager that the outstanding receivables from this lessee of $0.2 million may be uncollectible. At March 31, 2005, the Manager reserved this balance as a bad debt.

10. Other Assets

The components of the other assets, net, were as follows (in thousands of dollars):

	March 31,	December 31,
	2005	2004
Finance lease receivable	$469	$538
Prepaid expenses	209	343
Inventory	184	253
Debt placement fees, net	-	36
Other assets	5	5
	$867	$1,175

11. Debt

During January 2005, the Fund prepaid its outstanding note payable plus accrued interest. There was no pre-payment penalty associated with the payment of the note payable.

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

12. Concentrations of Credit Risk

For the three months ended March 31, 2005 and 2004, the Fund’s customer that accounted for 10% or more of the total revenues for the owned equipment and jointly owned equipment was Capital Leasing (15% in 2005 and 2004).

As of March 31, 2005 and December 31, 2004, the Fund’s customers that accounted for 10% or more of the total accounts receivable for the owned equipment and jointly owned equipment were Capital Leasing (18% in 2005 and 28% in 2004), Stena Bulk LLC (48% in 2005 and 27% in 2004), Varig South America (11% in 2005 and 21% in 2004) and Cronos Group (12% in 2005 and 10% in 2004).

As of March 31, 2005 and December 31, 2004, the Manager believed the Fund had no other significant concentrations of credit risk that could have a material adverse effect on the Fund

13. Recent Accounting Pronouncements

In March 2004, Financial Accounting Standards Board's (FASB's) Emerging Issues Task Force (EITF) released Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" (EITF 03-1). EITF 03-1 provides guidance for determining whether impairment for certain debt and equity investments is other-than-temporary and the measurement of an impaired loss. Certain disclosure requirements of EITF 03-1 were adopted in 2003 and the Fund has complied with the new disclosure requirements in its consolidated financial statements. The recognition and measurement requirements of EITF 03-1 were initially effective for reporting periods beginning after June 15, 2004. In September 2004, the FASB Staff issued FASB Staff Position (FSP) EITF 03-1-1 that delayed the effective date for certain measurement and recognition guidance contained in EITF 03-1.  The FSP requires that entities continue to apply previously existing “other-than-temporary” guidance until a final consensus is reached. The Manager does not anticipate that issuance of a final consensus will materially impact the Fund’s financial condition or results of operations.

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

14. Subsequent Event

During April 2005, the Manager declared a cash distribution of $0.50 per Class A unitholder to be paid on May 20, 2005 to the record holders as of that date. The total cash distribution to the Class A unitholders and the Manager is $2.5 million and $0.4 million, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I) RESULTS OF OPERATIONS

Comparison of the Professional Lease Management Income Fund I, L.L.C.’s (the Fund's) Operating Results for the Three Months Ended March 31, 2005 and 2004

(A)  Owned Equipment Operations

Lease revenues less operations support on owned equipment increased during the three months ended March 31, 2005, compared to the same period of 2004. Gains from the sale of equipment, interest and other income and certain expenses such as management fees to affiliate, depreciation, interest expense and general and administrative expenses relating to the operating segments (see Note 7 to the financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations but the result of owning a portfolio of equipment. The following table presents lease revenues less operations support by segment (in thousands of dollars):

	For the Three Months
	Ended March 31,
	2005	2004

Marine vessel	$1,653	$957
Marine containers	1,192	1,215
Railcars	854	794
Aircraft	245	331
Trailers	--	112

Marine vessel: Marine vessel lease revenues and operations support were $2.7 million and $1.1 million, respectively, for the three months ended March 31, 2005, compared to $2.6 million and $1.6 million, respectively, during the same period of 2004. Lease revenues increased $0.1 million in the three months ended March 31, 2005 compared to the same period of 2004 due to a higher lease rate being earned on the Fund’s marine vessel. Direct operating expenses decreased $0.4 million due to lower voyage expenses and decreased $0.2 million due to fewer repairs and maintenance requirements during the three months ended March 31, 2005 compared to the same period of 2004.

Marine containers: Marine container lease revenues and operations support were $1.2 million and $13,000, respectively, for the three months ended March 31, 2005, compared to $1.2 million and $19,000, respectively, during the same period of 2004. The Fund's marine containers currently on a fixed rate lease will be switching to a lease based on utilization starting the second quarter of 2005. The Manager expects that this will result in a significant decrease in lease revenues.

Railcars: Railcar lease revenues and operations support were $1.0 million and $0.1 million, respectively, for the three months ended March 31, 2005, compared to $0.9 million and $0.1 million, respectively, during the same period of 2004. An increase in railcar lease revenues of $0.1 million during the three months ended March 31, 2005 was due an increase in utilization of the Fund's owned railcars compared to 2004.

Aircraft: Aircraft lease revenues and operations support were $0.3 million and $7,000, respectively, for the three months ended March 31, 2005, compared to $0.3 million and $10,000, respectively, during the same period of 2004. A decrease in contribution of $0.1 million was due to the sale of one of the Fund's owned aircraft in 2004 that was on lease for the entire first quarter of 2004.

Trailers: Trailer operating lease revenues and operations support decreased in the first quarter of 2005 due to all of the Fund's trailers being placed on a direct finance lease in 2004.

(B) Indirect expenses Related to Owned Equipment Operations

Total indirect expenses of $2.3 million for the three months ended March 31, 2005 decreased from $2.6 million for the same period in 2004. Significant variances are explained as follows:

(i) A $0.3 million decrease in depreciation expense from 2004 levels reflecting a decrease of $0.2 million caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned and a decrease of $0.1 million caused by the Fund's trailer portfolio being placed in a direct finance lease in 2004;

(ii) A $0.2 million decrease in interest expense was due to lower average borrowings outstanding during the three months ended March 31, 2005 compared to the same period in 2004;

(iii) A $0.1 million decrease in general and administrative expenses during the three months ended March 31, 2005 was due to lower administrative cost associated with the return of aircraft and collection of bad debts from lessees incurred in 2004. Similar events did not occur in 2005; and

(iv) Provision for (recovery of) bad debts decreased $0.4 million in the first three months of 2005 compared to the same period of 2004. During 2005, provision for bad debts of $0.1 million was based on the Manager’s evaluation of the collectability of receivables. During 2004, recovery of bad debts of $0.3 million was due to the collection of receivables that had been previously reserved for as a bad debt.

(C) Gain on Disposition of Owned Equipment

Gain on disposition of owned equipment for the first quarter of 2005 totaled $0.2 million which resulted from the sale of marine containers and railcars with a net book value of $0.4 million for proceeds of $0.6 million. Gain on disposition of owned equipment for the three months ended March 31, 2004 totaled $0.2 million which resulted from the disposition of marine containers and railcars with a net book value of $0.2 million for proceeds of $0.5 million.

(D) Equity in Net Income of Equity Investment

Equity in net income of equity investments represents the Fund's share of the net income generated from the operation of jointly owned assets accounted for under the equity method of accounting. These entities are single purpose and have no debt or other financial encumbrances.

The following equity investments discussion is based on the Fund's proportional share of revenues, depreciation expense, operations support, and administrative expenses in the equity investments:

As of March 31, 2005 and 2004, the Fund owned interests in two trusts that each own a commercial aircraft and an interest in an entity owning other aircraft related assets. During the three months ended March 31, 2005 and 2004, lease revenues of $0.3 million were partially offset by depreciation expense, operations support, and administrative expenses of $0.2 million.

(E) Net Income

As a result of the foregoing, the Fund had net income of $2.0 million for the three months ended March 31, 2005, compared to net income of $1.3 million during the same period of 2004. The Fund's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Fund's performance in the three months ended March 31, 2005 is not necessarily indicative of future periods.

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

Asset lives and depreciation methods: The Fund’s primary business involves the purchase and subsequent lease of long-lived transportation and related equipment. The Manager has chosen asset lives that it believes correspond to the economic life of the related asset. Depreciation is computed using the double-declining balance method, taking a full month's depreciation in the month of acquisition based upon estimated useful lives of 15 years for railcars and 12 years for all other equipment. The depreciation method changes to straight line when annual depreciation expense using the straight-line method exceeds that calculated by the double-declining balance method. The Manager has chosen a deprecation method that it believes matches the benefit to the Fund from the asset with the associated costs. These judgments have been made based on the Manager’s expertise in each equipment segment that the Fund operates. If the asset life and depreciation method chosen does not reduce the book value of the asset to at least the potential future cash flows from the asset to the Fund, the Fund would be required to record an impairment loss. Likewise, if the net book value of the asset was less than the fair value, the Fund may record a gain on sale upon final disposition of the asset.

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

(III) FINANCIAL CONDITION - CAPITAL RESOURCES AND LIQUIDITY

For the three months ended March 31, 2005, the Fund generated cash from operations of $3.8 million to meet its operating obligations, and pay debt and interest on the Fund's debt and maintain working capital reserves.

During the three months ended March 31, 2005, the Fund disposed of owned equipment for proceeds of $0.6 million.

Accounts and other receivables decreased $0.2 million in the three months ended March 31, 2005. The decrease from the collection of $0.5 million from the other receivable was partially offset by an increase of $0.3 million due to the timing of lease receipts.

Equity investments in affiliated entities decreased $0.1 million during the three months ended March 31, 2005 due to cash distributions of $0.3 million from the equity investments to the Fund being partially offset by income of $0.1 million that was recorded by the Fund for its interests in the equity investments.

Other assets decreased $0.3 million during the three months ended March 31, 2005. A decrease of $0.1 million was caused by the amortization of insurance expenses during the first three months of 2005, a decrease of $0.1 million was due to the cash payments received on the finance lease receivable and a decrease of $0.1 million was due to lower fuel inventory on the Fund's owned marine vessel.

Accounts payable decreased $0.1 million during the three months ended March 31, 2005 due to the timing of payments to vendors.

Due to affiliates increased $0.1 million during the three months ended March 31, 2005 due to timing of payments to affiliates.

Reserve for repairs increased $0.1 million during the three months ended March 31, 2005 due to the accrual of marine vessel dry-docking reserves.

Notes payable decreased $10.0 million during the three months ended March 31, 2005. In January 2005, the Fund prepaid its outstanding note payable plus accrued interest. There was no pre-payment penalty associated with the payment of the note payable.

In April 2005, the Manager declared a cash distribution of $0.50 per Class A unitholder to be paid on May 20, 2005 to the record holders as of that date. The total cash distribution to the Class A unitholders and the Manager is $2.5 million and $0.4 million, respectively.

(IV) RECENT ACCOUNTING PRONOUNCEMENTS

In March 2004, Financial Accounting Standards Board's (FASB's) Emerging Issues Task Force (EITF) released Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" (EITF 03-1). EITF 03-1 provides guidance for determining whether impairment for certain debt and equity investments is other-than-temporary and the measurement of an impaired loss. Certain disclosure requirements of EITF 03-1 were adopted in 2003 and the Fund has complied with the new disclosure requirements in its consolidated financial statements. The recognition and measurement requirements of EITF 03-1 were initially effective for reporting periods beginning after June 15, 2004. In September 2004, the FASB Staff issued FASB Staff Position (FSP) EITF 03-1-1 that delayed the effective date for certain measurement and recognition guidance contained in EITF 03-1.  The FSP requires that entities continue to apply previously existing “other-than-temporary” guidance until a final consensus is reached. The Manager does not anticipate that issuance of a final consensus will materially impact the Fund’s financial condition or results of operations.

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

(V) OUTLOOK FOR THE FUTURE

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

The Fund intends to use future cash flow from operations to satisfy the operating requirements and make cash distributions to the Members.

In April 2005, the Manager declared a cash distribution of $0.50 per Class A unitholder to be paid on May 20, 2005 to the record holders as of that date. The total cash distribution to the Class A unitholders and the Manager is $2.5 million and $0.4 million, respectively.

Factors affecting the Fund’s operations in the remainder of 2005 and beyond include:

(1) Demand for marine containers is closely tied to worldwide economic conditions. Utilization of the Fund's marine containers is expected to be in the 90 - 95% range in 2005 with lease rates increasing slightly.

Approximately 5,800 or 41% of the Fund's marine containers, are currently on a fixed lease that will convert to a utilization based lease in 2005. As the market for marine containers is softer than the period during which they were placed on the fixed rate lease and the marine containers are several years older, lease revenues on these marine containers is expected to decrease up to 20% when the fixed rate lease expires;

(2) Economic recovery in the railcar segment continues to be strong. Overall railcar loadings are forecast to grow approximately 6% in 2005. Railcar manufacturers now have full production schedules until the first quarter of 2006 for tank railcars similar to the tank railcars that the Fund owns.

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

The Manager believes that the market for the Fund's railcars will remain strong for several years. The Manager has engaged an investment banking firm to explore strategic alternatives with respect to its railcar operations which could include the sale of the Fund owned railcars;

(3) The Fund’s product tanker marine vessel is designated as a Clean Product Carrier and as such transports and trades on voyage and term charters with Clean Petroleum Products such as gasoline, jet fuel, clean diesel oil, condensate, etc. and on occasion clean chemicals in liquid form, an approach that provides the flexibility to adapt to changes in market conditions. Demand for commodity-based shipping is closely tied to worldwide economic growth patterns, which can affect demand by causing changes in specific grade volume on trade routes.

The Fund’s product tanker has continued to operate with very little idle time between charters.  Freight rates for marine vessels continued to improve due to the demand for sea transportation resulting from improving economies worldwide. The demand is expected to continue until additional new tonnage starts coming on line in late 2005 through 2006. Demand for refined products worldwide and home heating oil on United States due to cold weather and East Coast helped to keep the charter rates up at or near 2004 highs during the first quarter of 2005. Ongoing rates are expected to begin to show sign of decreasing during the spring and summer months of 2005, as high gasoline prices are expected to slow down demand.

The marine vessel owned by the Fund is almost 20 years old which may limit its future marketability. Marine vessels 20 years of age typically earn a lower lease rate than newer marine vessels and may have increased off-hire time;

(4) Market demand for new and used aircraft has been severely impacted by the poor financial condition of the airline industry.

The Manager believes that the commercial aviation industry is recovering from several years of reduced travel; however, the Manager views the recovery with caution as major increases in the cost of fuel has added another factor to further weakening yields. The Manager believes that stabilization of fuel prices will be critical for the recovery in the airline industry to continue.

The Manager also believes that there is a significant oversupply of commercial aircraft available that has caused a decrease in aircraft fair market values.

In March 2005, the lessee of the Fund’s two Boeing 737-200 aircraft declared bankruptcy. At this point, the Manger is reviewing it options, which include repossessing the aircraft. Given that the aircraft are in excess of 25 years old and that the aircraft leasing market for equipment of this age is weak, if the Fund takes possession of the aircraft, it may take a considerable period of time to release or sell them;

(5) The Fund is expected to continue to have increased general and administrative costs as the Manager liquidates other investments programs that currently share certain general and administrative expenses; and

(6) Beginning in 2006, in order to prevent the Fund from being considered publicly traded and to avoid taxation of the Fund as an association treated as a corporation under the Internal Revenue Code, the Manager will limit the number of Class A units to be traded to 2% per year of the total outstanding units.

Several other factors may affect the Fund's operating performance in the remainder of 2005 and beyond, including changes in the markets for the Fund's equipment and changes in the regulatory environment in which the equipment operates.

The Manager may elect to sell certain underperforming equipment, equipment whose continued operation may become prohibitively expensive, or has a greater strategic value to others. The Manager intends to re-lease or sell equipment at prevailing market rates; however, the Manager cannot predict these future rates with any certainty at this time and cannot accurately assess the effect of such activity on future Fund performance. The proceeds from the sold or liquidated equipment will be used to fund operations and make cash distributions to the members.

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

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

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

PLM PROFESSIONAL LEASE MANAGEMENT INCOME FUND I

By:  PLM Financial Services, Inc.
Manager

Date: May 10, 2005             By: /s/ Richard K Brock
Richard K Brock
Chief Financial Officer