Form 10QSB
period 2005-06-30
PROFESSIONAL LEASE MANAGEMENT INCOME FUND I LLC
filed 2005-08-11
CIK 928956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal quarter ended June 30, 2005.

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
(A Delaware Limited Liability Company)
CONDENSED BALANCE SHEETS
(in thousands of dollars, except unit amounts)

	June 30,	December 31,
	2005	2004
	(unaudited)
Assets

Equipment held for operating leases, at cost	$89,668	$91,773
Less accumulated depreciation	(56,525)	(55,143)
Net equipment	33,143	36,630

Cash and cash equivalents	10,348	15,646
Accounts and other receivables, less of allowance for doubtful
accounts of $345 in 2005 and $73 in 2004	3,019	3,575
Equity investments in affiliated entities	572	904
Other assets, net of accumulated amortization of
$141 in 2004	1,135	1,175

Total assets	$48,217	$57,930

Liabilities and members’ equity

Liabilities:

Accounts payable and accrued expenses	$273	$445
Due to affiliates	214	284
Reserves for repairs	1,864	1,756
Lessee deposits and prepaid revenues	604	952
Note payable	--	10,000
Total liabilities	2,955	13,437

Commitments and contingencies

Members' equity:

Class A members (4,971,311 units outstanding)	45,262	44,493
Class B member	--	--
Total members' equity	45,262	44,493

Total liabilities and members' equity	$48,217	$57,930

See accompanying notes to unaudited condensed financial statements.

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
CONDENSED STATEMENTS OF INCOME
(in thousands of dollars, except weighted-average Class A unit amounts)
(unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Revenues

Lease revenue	$5,180	$5,256	$10,353	$10,624
Interest and other income	71	29	110	64
Gain on disposition of equipment	93	2,012	279	2,235
Loss on disposition of equipment	--	(3)	--	(3)
Total revenues	5,344	7,294	10,742	12,920

Expenses

Depreciation	1,398	1,733	2,848	3,524
Operations support	1,503	2,043	2,732	4,002
Management fees to affiliate	286	326	573	601
Interest expense	--	243	42	488
General and administrative expenses
to affiliates	138	106	301	217
Other general and administrative expenses	263	412	514	829
Provision for (recovery of) bad debts	169	(542)	270	(811)
Total expenses	3,757	4,321	7,280	8,850

Equity in net income of equity investments	94	185	231	338

Net income	$1,681	$3,158	$3,693	$4,408

Members' share of net income

Class A members	$1,243	$3,158	$3,255	$4,408
Class B member	438	--	438	--

Total	$1,681	$3,158	$3,693	$4,408

Class A members’ net income per
weighted-average unit	$0.25	$0.64	$0.65	$0.89

See accompanying notes to unaudited condensed financial statements.

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
CONDENSED STATEMENTS OF CHANGES IN MEMBERS' EQUITY
For the Period from December 31, 2004 to June 30, 2005
(in thousands of dollars)
(unaudited)

	Class A	Class B	Total

Members' equity as of December 31, 2004	$44,493	$-	$44,493

Net income	3,255	438	3,693

Cash distribution	(2,486)	(438)	(2,924)

Members' equity as of June 30, 2005	$45,262	$-	$45,262

See accompanying notes to unaudited condensed financial statements.

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands of dollars)
(unaudited)

	For the Six Months Ended June 30,
	2005	2004

Operating activities

Net income	$3,693	$4,408
Adjustments to reconcile net income
to net cash provided by (used in) operating activities:
Depreciation	2,848	3,524
Amortization of debt placement costs	36	8
Provision for (recovery of) bad debts	270	(811)
Gain on disposition of equipment	(279)	(2,232)
Equity in net income from equity investments	(231)	(338)
Distributions from equity investments	563	563
Changes in operating assets and liabilities:
Accounts and other receivables	286	312
Other assets	(134)	546
Accounts payable and accrued expenses	(172)	(136)
Due to affiliates	(70)	21
Reserve for repairs	108	(36)
Lessee deposits and prepaid revenues	(348)	(602)
Net cash provided by operating activities	6,570	5,227

Investing activities

Decrease in restricted cash	--	60
Payments on finance lease receivable	138	--
Proceeds from disposition of equipment	918	1,838
Net cash provided by investing activities	1,056	1,898

Financing activities

Payments of notes payable	(10,000)	--
Cash distribution to Class A members	(2,486)	--
Cash distribution to Class B member	(438)	--
Net cash used in financing activities	(12,924)	--

Net (decrease) increase in cash and cash equivalents	(5,298)	7,125
Cash and cash equivalents at beginning of period	15,646	4,238
Cash and cash equivalents at end of period	$10,348	$11,363

Supplemental information

Interest paid	$6	$479

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

In the opinion of the management of PLM Financial Services, Inc. (FSI or the Manager) all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the Fund’s unaudited condensed balance sheets at June 30, 2005 and December 31, 2004, condensed statements of income for the three and six months ended June 30, 2005 and 2004, condensed statements of changes in member’ equity for the period from December 31, 2004 to June 30, 2005, and the condensed statements of cash flows for the six months ended June 30, 2005 and 2004 have been made and are reflected.

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

For the three and six months ended June 30, 2005, cash distributions declared and paid totaled $2.5 million to the Class A Members ($0.50 per Class A unit) and $0.4 million to the Manager. No cash distributions were paid to the Class A Members or the Manager during the three and six months ended June 30, 2004.

5. Transactions with Manager and Affiliates

The balance due to affiliates as of June 30, 2005 and December 31, 2004 represented $0.2 million and $0.3 million, respectively, due to the Manager and its affiliates for management fees.

During the three and six months ended June 30, 2005 and 2004, the Fund incurred management fees, data processing and administrative expenses to FSI or its affiliates. The components of these fees and

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

5. Transactions with Manager and Affiliates (continued)

expenses incurred to FSI or its affiliates were as follows (in thousands of dollars):

	Owned Equipment		Equity Investments
For the three months ended June 30,	2005	2004	2005	2004
Management fees	$286	$326	$15	$15
Data processing and administrative
expenses	138	106	2	1

	Owned Equipment		Equity Investments
For the six months ended June 30,	2005	2004	2005	2004
Management fees	$573	$601	$31	$32
Data processing and administrative
expenses	301	217	5	3

6. Equipment

The components of owned equipment were as follows (in thousands of dollars):

	June 30,	December 31,
	2005	2004
Railcars	$32,110	$33,865
Marine containers	30,064	30,414
Marine vessel	17,000	17,000
Aircraft	10,494	10,494
	89,668	91,773
Less accumulated depreciation	(56,525)	(55,143)
Net equipment	$33,143	$36,630

Equipment held for operating leases is stated at cost less depreciation and any impairments to the carrying value.

As of June 30, 2005, all owned equipment in the Fund’s portfolio was on lease except for 18 railcars with a net book value of $0.2 million. In addition, during the second quarter of 2005, the Fund terminated the lease for two Boeing 737-200's on which the lessee had defaulted on its lease payments. In the first quarter 2005, the Fund reserved the unpaid accounts receivable from this lessee. The Fund stopped recording lease revenues from these aircraft on March 31, 2005. The Fund took possession of these aircraft in the third quarter of 2005. As of June 30, 2005, these aircraft have a net book value of $-0-. As of December 31, 2004, all owned equipment in the Fund's portfolio was on lease except for 64 railcars with a net book value of $0.4 million.

During the three and six months ended June 30, 2005, the Fund disposed of marine containers and railcars with a net book value of $0.2 million and $0.6 million, respectively, for proceeds of $0.3 million and $0.9 million, respectively, which resulted in a gain on disposition of $0.1 million and $0.3 million, respectively. During the three and six months ended June 30, 2004, the Fund disposed of a commercial aircraft, marine containers, railcars and trailers with a net book value of $0.3 million and $0.5 million, respectively, for proceeds of $1.4 million and $1.8 million, respectively, and reversed $0.9 million of unused engine reserves related to the sold commercial aircraft which resulted in a gain on disposition of $2.0 million and $2.2 million, respectively.

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

The tables below set forth 100% of the lease revenues and interest and other income, depreciation expense, indirect expenses, and net income (loss) of the entities in which the Fund has an interest, and the Fund‘s proportional share of income (loss) in each entity for the three and six months ended June 30, 2005 and 2004 (in thousands of dollars):

	TWA	TWA	PLM
For the three months ended	S/N 49183	MD-82	Worldwide
June 30, 2005	Trust1	Trust2	Leasing3	Total

Lease revenues and interest and other income	$308	$308	$212
Less: Depreciation expense	--	314	--
Indirect expenses	19	19	378
Net income (loss)	$289	$(25)	$(166)

Fund’s share of net income (loss)	$145	$(9)	$(42)	$94

	TWA	TWA	PLM
For the three months ended	S/N 49183	MD-82	Worldwide
June 30, 2004	Trust1	Trust2	Leasing3	Total

Lease revenues and interest and other income	$308	$308
Less: Depreciation expense	--	314
Indirect expenses	17	18
Net income (loss)	$291	$(24)

Fund’s share of net income (loss)	$145	$(9)	$49	$185

	TWA	TWA	PLM
For the six months ended	S/N 49183	MD-82	Worldwide
June 30, 2005	Trust1	Trust2	Leasing3	Total

Lease revenues and interest and other income	$617	$616	$528
Less: Depreciation expense	--	629	--
Indirect expenses	39	38	685
Net income (loss)	$578	$(51)	$(157)

Fund’s share of net income (loss)	$289	$(19)	$(39)	$231

	TWA	TWA	PLM
For the six months ended	S/N 49183	MD-82	Worldwide
June 30, 2004	Trust1	Trust2	Leasing3	Total

Lease revenues and interest and other income	$634	$634
Less: Depreciation expense	--	629
Indirect expenses	37	37
Net income (loss)	$597	$(32)

Fund’s share of net income (loss)	$298	$(9)	$49	$338

As of June 30, 2005 and December 31, 2004, all jointly-owned equipment in the Fund’s equity investment portfolio were on lease.
1	The Fund owns a 50% interest in the TWA S/N 49183 Trust that was formed in 1998 that owns an MD-82 stage III commercial aircraft.
2 The Fund owns a 50% interest in the TWA MD-82 Trust that was formed in 1998 that owns an MD-82 stage III commercial aircraft.
3. The Fund owns a 25% interest in PLM Worldwide Leasing Corp that owns aircraft related assets that was formed in 1995.

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

8.	Operating Segments

The Fund operates in five different segments: marine vessel leasing, aircraft leasing, railcar leasing, trailer leasing and marine container leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers. There were no intersegment revenues for the three and six months ended June 30, 2005 and 2004. The following tables present a summary of the operating segments (in thousands of dollars):

	Marine				Marine
For the three months ended	Vessel	Aircraft	Railcar	Trailer	Container
June 30, 2005	Leasing	Leasing	Leasing	Leasing	Leasing	Other[1]	Total

Revenues
Lease revenue	$3,058	$44	$984	$--	$1,094	$--	$5,180
Interest income and other income	--	3	(2)	--	--	70	71
Gain on disposition of equipment	--	--	12	--	81	--	93
Total revenues	3,058	47	994	--	1,175	70	5,344

Expenses
Depreciation	237	--	645	--	516	--	1,398
Operations support	1,351	5	134	1	12	--	1,503
Management fees to affiliate	145	6	66	14	55	--	286
General and administrative expenses	19	40	133	--	--	209	401
Provision for (recovery of) bad debts	145	27	(3)	--	--	--	169
Total expenses	1,897	78	975	15	583	209	3,757
Equity in net income of equity
investments	--	94	--	--	--	--	94
Net income (loss)	$1,161	$63	$19	$(15)	$592	$(139)	$1,681
Total assets as of June 30, 2005	$6,564	$572	$17,470	$467	$12,659	$10,485	$48,217

	Marine				Marine
For the three months ended	Vessel	Aircraft	Railcar	Trailer	Container
June 30, 2004	Leasing	Leasing	Leasing	Leasing	Leasing	Other[2]	Total

Revenues
Lease revenue	$2,681	$243	$976	$267	$1,089	$--	$5,256
Interest income and other income	--	14	--	--	--	15	29
Gain (loss) on disposition of equipment	--	1,660	321	(3)	31	--	2,009
Total revenues	2,681	1,917	1,297	264	1,120	15	7,294

Expenses
Depreciation	257	--	755	90	631	--	1,733
Operations support	1,488	7	323	200	25	--	2,043
Management fees to affiliate	134	59	66	13	54	--	326
Interest expense	--	--	--	--	--	243	243
General and administrative expenses	22	203	94	--	--	199	518
(Recovery of) provision for bad debts	--	(545)	3	--	--	--	(542)
Total expenses	1,901	(276)	1,241	303	710	442	4,321
Equity in net income of equity
investments	--	185	--	--	--	--	185
Net income (loss)	$780	$2,378	$56	$(39)	$410	$(427)	$3,158

1
Includes certain assets not identifiable to a specific segment such as cash and certain other assets. Also includes certain interest income and costs not identifiable to a particular segment, such as certain general and administrative expenses.

2	Includes certain interest income and costs not identifiable to a particular segment, such as interest expense and certain general and administrative expenses.

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

8.	Operating Segments

	Marine				Marine
For the six months ended	Vessel	Aircraft	Railcar	Trailer	Container
June 30, 2005	Leasing	Leasing	Leasing	Leasing	Leasing	Other[1]	Total

Revenues
Lease revenue	$5,772	$296	$1,986	$--	$2,299	$--	$10,353
Interest income and other income	--	12	--	--	--	98	110
Gain on disposition of equipment	--	--	76	--	203	--	279
Total revenues	5,772	308	2,062	--	2,502	98	10,742

Expenses
Depreciation	474	--	1,295	--	1,079	--	2,848
Operations support	2,412	12	282	1	25	--	2,732
Management fees to affiliate	281	12	137	28	115	--	573
Interest expense	--	--	--	--	--	42	42
General and administrative expenses	48	50	326	--	--	391	815
Provision for (recovery of) bad debts	145	197	(72)	--	--	--	270
Total expenses	3,360	271	1,968	29	1,219	433	7,280
Equity in net income of equity
investments	--	231	--	--	--	--	231
Net income (loss)	$2,412	$268	$94	$(29)	$1,283	$(335)	$3,693

	Marine				Marine
For the six months ended	Vessel	Aircraft	Railcar	Trailer	Container
June 30, 2004	Leasing	Leasing	Leasing	Leasing	Leasing	Other[1]	Total

Revenues
Lease revenue	$5,265	$584	$1,906	$546	$2,323	$--	$10,624
Interest income and other income	--	34	--	--	--	30	64
Gain (loss) on disposition of equipment	--	1,660	511	(3)	64	--	2,232
Total revenues	5,265	2,278	2,417	543	2,387	30	12,920

Expenses
Depreciation	514	--	1,512	181	1,317	--	3,524
Operations support	3,115	17	459	367	44	--	4,002
Management fees to affiliate	263	66	128	28	116	--	601
Interest expense	--	--	--	--	--	488	488
General and administrative expenses	39	312	226	34	--	435	1,046
Recovery of bad debts	--	(809)	(1)	(1)	--	--	(811)
Total expenses	3,931	(414)	2,324	609	1,477	923	8,850
Equity in net income of equity
investments	--	338	--	--	--	--	338
Net income (loss)	$1,334	$3,030	$93	$(66)	$910	$(893)	$4,408

9. Net Income Per Weighted-Average Class A Unit

Net income per weighted-average Class A unit was computed by dividing net income attributable to the Class A members by the weighted-average number of Class A units deemed outstanding during the period. The weighted-average number of Class A units deemed outstanding during the three and six months ended June 30, 2005 and 2004 was 4,971,311 units.

1	Includes certain interest income and costs not identifiable to a particular segment, such as interest expense and certain general and administrative expenses.

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

10. Accounts and Other Receivables

Accounts and other receivables represent balances due from current or former lessees for unpaid balances incurred from leasing Fund owned equipment. The components of accounts and other receivables were as follows (in thousands of dollars):

	June 30,	December 31,
	2005	2004

Trade accounts receivable	$3,364	$2,786
Other receivable	--	862
Allowance for doubtful accounts	(345)	(73)
	$3,019	$3,575

At December 31, 2004, the balance in other receivable was due from a former aircraft lessee for past due lease payments and in settlement for returning aircraft in a condition not in accordance with the lease agreement. The other receivable was paid in full during 2005.

At June 30, 2005, the bankruptcy of a lessee that leased two owned aircraft indicated to the Manager that the outstanding receivables from this lessee of $0.2 million may be uncollectible. At June 30, 2005, the Manager reserved this balance as a bad debt.

11. Other Assets

The components of the other assets, net, were as follows (in thousands of dollars):

	June 30,	December 31,
	2005	2004
Finance lease receivable	$400	$538
Prepaid expenses	395	343
Inventory	335	253
Debt placement fees, net	--	36
Other assets	5	5
	$1,135	$1,175

12. Debt

During January 2005, the Fund prepaid its outstanding note payable plus accrued interest. There was no pre-payment penalty associated with the payment of the note payable.

13. Concentrations of Credit Risk

For the six months ended June 30, 2005 and 2004, the Fund’s customer that accounted for 10% or more of the total revenues for the owned equipment and jointly owned equipment was Capital Leasing (14% in 2005 and 2004).

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

13. Concentrations of Credit Risk (continued)

As of June 30, 2005 and December 31, 2004, the Fund’s customers that accounted for 10% or more of the total accounts receivable for the owned equipment and jointly owned equipment were Capital Leasing (34% in 2005 and 28% in 2004), Stena Bulk LLC (42% in 2005 and 27% in 2004), Varig South America (21% in 2004) and Cronos Group (12% in 2005 and 10% in 2004).

As of June 30, 2005 and December 31, 2004, the Manager believed the Fund had no other significant concentrations of credit risk that could have a material adverse effect on the Fund.

14. Recent Accounting Pronouncements

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

15. Subsequent Event

On August 4, 2005, the Fund and several affiliated entities (collectively, the  Sellers), entered into an Asset Purchase Agreement (the Purchase Agreement). Pursuant to the Purchase Agreement, the purchaser will acquire the railcar business of the Sellers, which includes railcars owned and leased by the Sellers as well as management contracts pursuant to which the Sellers manage the railcars of third parties. The aggregate purchase price that the purchaser will pay for the railcar business of the Sellers will be $119.8 million, adjusted to reflect the actual number of railcars and management contracts delivered to the purchaser at the closing.  The portion of the aggregate purchase price to be received by the Fund will be based on the appraised value of the railcars delivered by the Fund, as determined by an independent third party appraiser.  The Manager expects the closing of the transactions contemplated by the Purchase Agreement to occur within thirty (30) days. The closing is subject to numerous conditions and there can be no assurance that the closing will occur in that time frame, if at all. If the sale is completed, lease revenues and cash flows will decrease significantly.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I) RESULTS OF OPERATIONS

Comparison of Professional Lease Management Income Fund I, L.L.C.’s (the Fund's) Operating Results for the Three Months Ended June 30, 2005 and 2004

(A)  Owned Equipment Operations

Lease revenues less operations support on owned equipment increased during the three months ended June 30, 2005, compared to the same period of 2004. Net gains from the sale of equipment, interest and other income and certain expenses such as management fees to affiliate, depreciation, interest expense, general and administrative expenses and provision for (recovery of) bad debts relating to the operating segments (see Note 8 to the financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations but the result of owning a portfolio of equipment. The following table presents lease revenues less operations support by segment (in thousands of dollars):

	For the Three Months Ended June 30,
	2005	2004
Marine vessel	$1,707	$1,193
Marine containers	1,082	1,064
Railcars	850	653
Aircraft	39	236
Trailers	(1)	67

Marine vessel: Marine vessel lease revenues and operations support were $3.1 million and $1.4 million, respectively, for the three months ended June 30, 2005, compared to $2.7 million and $1.5 million, respectively, during the same period of 2004. Lease revenues increased $0.4 million in the three months ended June 30, 2005 compared to the same period of 2004 due to a higher lease rate being earned on the Fund’s marine vessel due to improved market conditions. Direct operating expenses decreased $0.1 million due to lower voyage expenses during the three months ended June 30, 2005 compared to the same period of 2004.

Marine containers: Marine container lease revenues and operations support were $1.1 million and $12,000, respectively, for the three months ended June 30, 2005, compared to $1.1 million and $25,000, respectively, during the same period of 2004. The Fund's marine containers currently on a fixed rate lease switched to a lease based on utilization starting June 30, 2005. The Manager expects that this will result in a significant decrease in lease revenues.

Railcars: Railcar lease revenues and operations support were $1.0 million and $0.1 million, respectively, for the three months ended June 30, 2005, compared to $1.0 million and $0.3 million, respectively, during the same period of 2004. A decrease in railcar operations support of $0.2 million during the three months ended June 30, 2005 was due lower repairs and maintenance of the Fund's owned railcars compared to 2004.

Aircraft: Aircraft lease revenues and operations support were $44,000 and $5,000, respectively, for the three months ended June 30, 2005, compared to $0.2 million and $7,000, respectively, during the same period of 2004. A decrease in aircraft lease revenues of $0.2 million was due to two owned aircraft being off-lease during the second quarter of 2005 that were on-lease for the entire second quarter of 2004.

Trailers: Trailer lease revenues and operations support were $-0- and $1,000, respectively, for the three months ended June 30, 2005, compared to $0.3 million and $0.2 million, respectively, during the same period of 2004. Trailer lease revenues and operations support decreased due to all of the Fund's trailers being placed on a direct finance lease in 2004.

(B) Indirect expenses Related to Owned Equipment Operations

Total indirect expenses remained relatively the same at $2.3 million for the three months ended June 30, 2005 and for the same period in 2004. While total indirect expenses remained approximately the same for both periods, there were significant variances in the components of indirect expenses which are explained below:

(i) A $0.3 million decrease in depreciation expense from 2004 levels reflecting a decrease of $0.2 million caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned and a decrease of $0.1 million caused by the Fund's trailer portfolio being placed in a direct finance lease in 2004;

(ii) A $0.2 million decrease in interest expense was due to lower average borrowings outstanding during the three months ended June 30, 2005 compared to the same period in 2004. The Fund repaid its outstanding debt in full in the first quarter of 2005;

(iii) A $0.1 million decrease in general and administrative expenses during the three months ended June 30, 2005 was due to lower administrative cost due to sale of aircraft and return of aircraft during 2004. Similar events did not occur in 2005; and

(iv) Provision for (recovery of) bad debts decreased $0.7 million in the second quarter of 2005 compared to the same period of 2004. During 2005, provision for bad debts of $0.2 million was based on the Manager’s evaluation of the collectability of receivables. During 2004, recovery of bad debts of $0.5 million was due to the collection of receivables that had been previously reserved for as a bad debt.

(C) Net Gain on Disposition of Owned Equipment

Gain on disposition of owned equipment for the three months ended June 30, 2005 totaled $0.1 million which resulted from the sale of marine containers and railcars with a net book value of $0.2 million for proceeds of $0.3 million. Net gain on disposition of owned equipment for the three months ended June 30, 2004 totaled $2.0 million which resulted from the disposition of a commercial aircraft, marine containers, railcars and a trailer with a net book value of $0.3 million for proceeds of $1.4 million and the reversal of $0.9 million of unused engine reserves.

(D) Equity in Net Income of Equity Investments

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

The following equity investments discussion is based on the Fund's proportional share of revenues, depreciation expense, operations support, and administrative expenses in the equity investments:

As of June 30, 2005 and 2004, the Fund owned interests in two trusts that each own a commercial aircraft and an interest in an entity owning other aircraft related assets. During the three months ended June 30, 2005, lease revenues of $0.4 million were partially offset by depreciation expense, operations support, and administrative expenses of $0.3 million. During the same period of 2004, lease revenues of $0.3 million were partially offset by depreciation expense, operations support, and administrative expenses of $0.2 million.

(E) Net Income

As a result of the foregoing, the Fund had net income of $1.7 million for the three months ended June 30, 2005, compared to net income of $3.2 million during the same period of 2004. The Fund's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Fund's performance in the three months ended June 30, 2005 is not necessarily indicative of future periods.

Comparison of the Fund's Operating Results for the Six Months Ended June 30, 2005 and 2004

(A)  Owned Equipment Operations

Lease revenues less operating support on owned equipment increased during the six months ended June 30, 2005, compared to the same period of 2004. The following table presents lease revenues less operating support by segment (in thousands of dollars):

	For the Six Months Ended June 30,
	2005	2004
Marine vessel	$3,360	$2,150
Marine containers	2,274	2,279
Railcars	1,704	1,447
Aircraft	284	567
Trailers	(1)	179

Marine vessel: Marine vessel lease revenues and operations support were $5.8 million and $2.4 million, respectively, for the six months ended June 30, 2005, compared to $5.3 million and $3.1 million, respectively, during the same period of 2004. Lease revenues increased $0.5 million in the six months ended June 30, 2005 compared to the same period of 2004 due to a higher lease rate being earned on the Fund’s marine vessel due to improved market conditions. Direct operating expenses decreased $0.7 million which resulted from a decrease of $0.5 million due to lower voyage expenses and a decrease of $0.2 million due to fewer repairs and maintenance requirements during the six months ended June 30, 2005 compared to the same period of 2004.

Marine containers: Marine container lease revenues and operations support were $2.3 million and $25,000, respectively, for the six months ended June 30, 2005, compared to $2.3 million and $44,000, respectively, during the same period of 2004. The Fund's marine containers currently on a fixed rate lease switched to a lease based on utilization starting June 30, 2005. The Manager expects that this will result in a significant decrease in lease revenues.

Railcars: Railcar lease revenues and operations support were $2.0 million and $0.3 million, respectively, for the six months ended June 30, 2005, compared to $1.9 million and $0.5 million, respectively, during the same period of 2004. An increase in railcar lease revenues of $0.1 million during the six months ended June 30, 2005 was due an increase in utilization of the Fund's owned railcars compared to 2004. A decrease of $0.2 million in operating support was due to fewer repairs to the Fund's owned railcars compared to the same period of 2004.

Aircraft: Aircraft lease revenues and operations support were $0.3 million and $12,000, respectively, for the six months ended June 30, 2005, compared to $0.6 million and $17,000, respectively, during the same period of 2004. A decrease in contribution of $0.2 million was due to two aircraft being off-lease during the second quarter of 2005 which were on-lease during the six month ended June 30, 2004 and decreased $0.1 million due to the sale of one of the Fund's owned aircraft in 2004 which was on lease for the first quarter of 2004.

Trailers: Trailer lease revenues and operations support were $-0- and $1,000, respectively, for the six months ended June 30, 2005, compared to $0.5 million and $0.4 million, respectively, during the same period of 2004. Trailer lease revenues and operations support decreased due to all of the Fund's trailers being placed on a direct finance lease in 2004.

(B) Indirect expenses Related to Owned Equipment Operations

Total indirect expenses of $4.5 million for the six months ended June 30, 2005 decreased from $4.8 million for the same period in 2004. Significant variances are explained as follows:

(i) A $0.7 million decrease in depreciation expense from 2004 levels reflecting a decrease of $0.5 million caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned and a decrease of $0.2 million caused by the Fund's trailer portfolio being placed in a direct finance lease in 2004;

(ii) A $0.4 million decrease in interest expense was due to lower average borrowings outstanding during the six months ended June 30, 2005 compared to the same period in 2004. The Fund repaid its outstanding debt in full in the first quarter of 2005;

(iii) A $0.2 million decrease in general and administrative expenses during the six months ended June 30, 2005 was due to lower administrative cost resulting from the sale of aircraft and return of aircraft during 2004. Similar events did not occur in 2005; and

(iv) Provision for (recovery of) bad debts decreased $1.1 million in the first six months of 2005 compared to the same period of 2004. During 2005, provision for bad debts of $0.3 million was based on the Manager’s evaluation of the collectability of receivables. During 2004, recovery of bad debts of $0.8 million was due to the collection of receivables that had been previously reserved for as a bad debt.

(C) Net Gain on Disposition of Owned Equipment

Gain on disposition of owned equipment for the six months ended June 30, 2005 totaled $0.3 million which resulted from the sale of marine containers and railcars with a net book value of $0.6 million for proceeds of $0.9 million. Net gain on disposition of owned equipment for the six months ended June 30, 2004 totaled $2.2 million which resulted from the disposition of a commercial aircraft, marine containers, railcars, and a trailer with a net book value of $0.5 million for proceeds of $1.8 million and the reversal of $0.9 million of unused engine reserves.

(D) Equity in Net Income of Equity Investments

Equity in net income of equity investments represents the Fund's share of the net income generated from the operation of jointly owned assets accounted for under the equity method of accounting. These entities are single purpose and have no debt or other financial encumbrances.

The following equity investments discussion is based on the Fund's proportional share of revenues, depreciation expense, operations support, administrative expenses and provision for bad debts in the equity investments:

As of June 30, 2005 and 2004, the Fund owned interests in two trusts that each own a commercial aircraft and an interest in an entity owning other aircraft related assets. During the six months ended June 30, 2005, lease revenues of $0.7 million were partially offset by depreciation expense, operations support, administrative expenses and provision for bad debts of $0.5 million. During the same period of 2004, lease revenues of $0.6 million were partially offset by depreciation expense, operations support, and administrative expenses of $0.3 million.

Depreciation expense, operations support, administrative expenses and provision for bad debts increased $0.2 million resulting from an increase in administrative expenses of $0.1 million and an increase in provision for bad debts of $43,000.

(E) Net Income

As a result of the foregoing, the Fund had net income of $3.7 million for the six months ended June 30, 2005, compared to net income of $4.4 million during the same period of 2004. The Fund's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Fund's performance in the six months ended June 30, 2005 is not necessarily indicative of future periods.

(II) FINANCIAL CONDITION - CAPITAL RESOURCES AND LIQUIDITY

At June 30, 2005, the Fund had unrestricted cash of $10.3 million.

For the six months ended June 30, 2005, the Fund generated cash from operations of $6.6 million to meet its operating obligations, pay debt and interest on the Fund's debt, maintain working capital reserves and make cash distributions of $2.5 million to the Class A Members ($0.50 per Class A unit) and $0.4 million to PLM Financial Services, Inc. (FSI or the Manager).

During the six months ended June 30, 2005, the Fund disposed of owned equipment for proceeds of $0.9 million.

Accounts and other receivables decreased $0.6 million in the six months ended June 30, 2005. The decrease from the collection of $0.9 million from the other receivable was partially offset by an increase of $0.3 million due to the timing of lease receipts.

Equity investments in affiliated entities decreased $0.3 million during the six months ended June 30, 2005 due to cash distributions of $0.6 million from the equity investments to the Fund being partially offset by income of $0.2 million that was recorded by the Fund for its interests in the equity investments.

Other assets decreased $40,000 during the six months ended June 30, 2005. A decrease of $0.1 million was due to the cash payments received on the finance lease receivable being partially offset by an increase of $0.1 million due to higher fuel inventory on the Fund's owned marine vessel.

Accounts payable and accrued expenses decreased $0.2 million during the six months ended June 30, 2005 due to the timing of payments to vendors.

Due to affiliates decreased $0.1 million during the six months ended June 30, 2005 due to timing of payments to affiliates.

Reserve for repairs increased $0.1 million during the six months ended June 30, 2005 due to the accrual of marine vessel dry-docking reserves.

Lessee deposits decreased $0.3 million during 2005 due to the security deposit from an aircraft lessee being offset against other receivables.

Notes payable decreased $10.0 million during the six months ended June 30, 2005. In January 2005, the Fund prepaid its outstanding note payable plus accrued interest. There was no pre-payment penalty associated with the payment of the note payable.

(III) RECENT ACCOUNTING PRONOUNCEMENTS

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

(IV) OUTLOOK FOR THE FUTURE

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

Factors affecting the Fund’s operations in the remainder of 2005 and beyond include:

(1) Demand for marine containers is closely tied to worldwide economic conditions. Utilization of the Fund's marine containers is expected to be in the 90 - 95% range in 2005. Marine container manufacturers have recently seen an increase in their inventory of marine containers. This increase may result in a decrease in utilization and lease rates earned on the Fund's marine containers.

Approximately 3,400 or 24% of the Fund's marine containers, were on a fixed lease that converted to a utilization based lease on June 30, 2005. As the market for marine containers is softer than the period during which they were placed on the fixed rate lease and the marine containers are several years older, lease revenues on these marine containers is expected to decrease up to 20% beginning in the third quarter of 2005;

(2) While freight growth for railcars has showed some signs of slowing in the last quarter, utilization remains high, above 90%. Overall railcar loadings are now forecast to grow approximately 4% in 2005, down slightly from the previous forecast but still strong. Railcar manufacturers have full production schedules until the mid-2006 for tank railcars similar to the tank railcars that the Fund owns.

The Fund's railcar fleet is largely used by a broadly defined chemical sector. Chemical and petroleum railcar loadings are projected to grow at a higher rate in the second half of 2005 as chemical business is in an upturn. Chemical carloadings may exceed a 3% growth in 2005 but are projected to grow at a slower rate in 2006. At present, the Fund's tank railcar fleet is highly utilized and appears to be in a position to remain so for the foreseeable future.

Offsetting the generally favorable outlook is the continuation of high steel prices with the resulting increases in the price of new tank railcars and related lease rates. While this improves returns for railcar lessors in the short run, reduced railcar availability and higher lease costs along with railroad operating inefficiencies may cause the chemical industry growth to slow and perhaps cause chemical producers to shift to other forms of transportation. Also, there are a number of potential new railroad operating requirements and regulations which, if adopted, could increase the cost of railcar ownership.

In August 2005, the Fund agreed to sell their railcars. The Manager expects this transaction to close within 30 days. If the sale is completed, lease revenues and cash flows from operations are expected to decrease significantly;

(3) The Fund’s product tanker marine vessel is designated as a Clean Product Carrier and as such transports and trades on voyage and term charters with products such as gasoline, jet fuel, clean diesel oil, condensate, etc. and on occasion clean chemicals in liquid form, an approach that provides the flexibility to adapt to changes in market conditions. Demand for product / chemical shipping is closely tied to worldwide economic growth patterns, which can affect demand by causing changes in specific grade volume on trade routes.

The Fund’s product tanker has continued to operate with very minimum idle time between charters.  Freight rates for marine vessels continued to remain strong due to the demand for sea transportation resulting from improving economies worldwide. The demand is expected to continue until additional new tonnage starts coming on line in late 2005 through 2006. Demand for refined products worldwide and home heating oil on United States due to cold weather on the East Coast helped to keep the charter rates up at or near 2004 highs during the first half of 2005. Going forward, rates are expected to begin to show signs of decreasing during the summer months of 2005, as high gasoline prices are expected to slow down demand. The Fund's product tanker will undergo major maintenance in November 2005 and is expected to be off-lease for approximately 30 days.

The product tanker owned by the Fund is almost 20 years old which may limit its future marketability. Marine vessels 20 years of age typically earn a lower lease rate than newer marine vessels and may have increased off-hire time;

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

In March 2005, the lessee of the Fund’s two Boeing 737-200 aircraft declared bankruptcy. The Manager terminated the lease for these aircraft in the second quarter of 2005 and took possession of the aircraft in the third quarter of 2005. The Manager is currently marketing these aircraft for lease of sale. Given that the aircraft are in excess of 25 years old and that the aircraft leasing market for equipment of this age is weak, it may take a considerable period of time to release or sell them;

(5) The Fund is expected to have increased general and administrative costs as the Manager liquidates other investments programs that currently share certain general and administrative expenses;

(6) The timing and amount of future cash distributions to the Class A Members and the Manager will be based on the cash position of the Fund and operational requirements. The Manager does not expect to make a cash distribution until at least the fourth quarter of 2005; and

(7) Beginning in 2006, in order to prevent the Fund from being considered publicly traded and to avoid taxation of the Fund as an association treated as a corporation under the Internal Revenue Code, the Manager will limit the number of Class A units to be traded to 2% per year of the total outstanding units.

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

(V)  FORWARD-LOOKING INFORMATION

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

PLM PROFESSIONAL LEASE MANAGEMENT INCOME FUND I

By:  PLM Financial Services, Inc.
Manager

Date: August 10, 2005             By: /s/ Richard K Brock
Richard K Brock
Chief Financial Officer