Form 10QSB
period 2005-09-30
PROFESSIONAL LEASE MANAGEMENT INCOME FUND I LLC
filed 2005-11-14
CIK 928956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal quarter ended September 30, 2005.

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
(A Delaware Limited Liability Company)
CONDENSED BALANCE SHEETS
(in thousands of dollars, except unit amounts)
(unaudited)

	September 30,	December 31,
Assets	2005	2004

Equipment held for operating leases, at cost	$57,269	$57,908
Less accumulated depreciation	(42,210)	(40,329)
Net equipment	15,059	17,579

Cash and cash equivalents	40,983	15,646
Accounts and other receivables, less allowance for doubtful
accounts of $13 in 2005 and $-0- in 2004	1,906	3,334
Equity investments in affiliated entities	467	904
Other assets, net of accumulated amortization of
$-0- in 2005 and $136 in 2004	735	1,111
Assets held for sale	65	19,356

Total assets	$59,215	$57,930

Liabilities and members’ equity

Liabilities

Accounts payable and accrued expenses	$389	$149
Due to affiliates	151	223
Note payable	--	10,000
Reserves for repairs	2,136	1,756
Lessee deposits and prepaid revenues	342	948
Liabilities held for sale	102	361
Total liabilities	3,120	13,437

Commitments and contingencies

Members' equity:

Class A members (4,971,311 units outstanding)	56,095	44,493
Class B member	--	--
Total members' equity	56,095	44,493

Total liabilities and members' equity	$59,215	$57,930

See accompanying notes to unaudited condensed financial statements.

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
CONDENSED STATEMENTS OF INCOME
(in thousands of dollars, except weighted-average Class A unit amounts)
(unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Revenues
Lease revenue	$3,452	$4,236	$11,819	$12,954
Interest and other income	219	652	329	716
Gain on disposition of equipment	118	27	321	1,751
Loss on disposition of equipment	--	--	--	(3)
Total revenues	3,789	4,915	12,469	15,418

Expenses
Depreciation	736	960	2,289	2,972
Operations support	2,072	1,580	4,522	5,123
Management fees to affiliate	170	240	606	713
Interest expense	--	248	42	736
General and administrative expenses
to affiliates	37	19	142	63
Other general and administrative expenses	185	218	569	927
(Recovery of) provision for bad debts	(141)	(674)	201	(1,484)
Total expenses	3,059	2,591	8,371	9,050

Equity in net income of equity investments	177	125	408	463

Income from continuing operations	907	2,449	4,506	6,831
Income (loss) from operation of discontinued
operations	61	(372)	155	(346)
Gain on disposition of discontinued operations	9,865	--	9,865	--

Net income	$10,833	$2,077	$14,526	$6,485

Members' share of net income

Class A members	$10,833	$2,077	$14,088	$6,485
Class B member	--	--	438	--

Total	$10,833	$2,077	$14,526	$6,485

Class A members' basic earnings (loss)
per weighted-average unit:
Income from continuing operations	$0.18	$0.49	$0.82	$1.37
Income (loss) from operation of discontinued
operations	0.02	(0.07)	0.03	(0.07)
Gain on disposition of discontinued operations	1.98	--	1.98	--
	$2.18	$0.42	$2.83	$1.30

See accompanying notes to unaudited condensed financial statements.

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
CONDENSED STATEMENTS OF CHANGES IN MEMBERS' EQUITY
For the Period from December 31, 2004 to September 30, 2005
(in thousands of dollars)
(unaudited)

	Class A	Class B	Total

Members' equity as of December 31, 2004	$44,493	$-	$44,493

Net income	14,088	438	14,526

Cash distribution	(2,486)	(438)	(2,924)

Members' equity as of September 30, 2005	$56,095	$-	$56,095

See accompanying notes to unaudited condensed financial statements.

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands of dollars)
(unaudited)

	For the Nine Months
	Ended September 30,
	2005	2004

Operating activities
Income from continuing operations	$4,506	$6,831
Adjustments to reconcile income from continuing operations
to net cash provided by (used in) operating activities:
Depreciation	2,289	2,972
Amortization of debt placement costs	36	13
Recovery of bad debts	201	(1,484)
Net gain on disposition of equipment	(321)	(1,748)
Equity in net income from equity investments	(408)	(463)
Distributions from equity investments	845	845
Changes in operating assets and liabilities:
Accounts and other receivables	1,227	848
Other assets	134	362
Accounts payable and accrued expenses	240	204
Due to affiliates	(72)	30
Reserve for repairs	380	24
Lessee deposits and prepaid revenues	(606)	(648)
Cash provided by operating activities of continuing operations	8,451	7,786
Cash provided by operating activities of discontinued operations	1,469	788
Net cash provided by operating activities	9,920	8,574

Investing activities
Decrease in restricted cash	--	60
Payments on finance lease receivable	206	--
Proceeds from disposition of equipment	552	932
Cash provided by investing activities of continuing operations	758	992
Cash provided by investing activities of discontinued
operations	27,583	1,269
Net cash provided by investing activities	28,341	2,261

Financing activities
Payments of notes payable	(10,000)	--
Cash distribution to Class A members	(2,486)	--
Cash distribution to Class B member	(438)	--
Net cash used in financing activities	(12,924)	--

Net increase in cash and cash equivalents	25,337	10,835
Cash and cash equivalents at beginning of period	15,646	4,238
Cash and cash equivalents at end of period	$40,983	$15,073

Supplemental information
Interest paid	$6	$479

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

In the opinion of the management of PLM Financial Services, Inc. (FSI or the Manager) all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the Fund’s unaudited condensed balance sheets at September 30, 2005 and December 31, 2004, condensed statements of income for the three and nine months ended September 30, 2005 and 2004, condensed statements of changes in member’ equity for the period from December 31, 2004 to September 30, 2005, and the condensed statements of cash flows for the nine months ended September 30, 2005 and 2004 have been made and are reflected.

During the third quarter of 2005, the Fund sold all of its remaining railcars. Consequently, the results from this operation have been classified as discontinued operations and prior periods have been restated. (See Note 5 to the unaudited condensed financial statements)

2. Schedule of Fund Phases

The Fund may no longer use cash generated from operations or proceeds from asset dispositions to purchase additional equipment.

The Fund will terminate on December 31, 2010, unless terminated earlier upon sale of all equipment or by certain other events.

3. Reclassifications

Certain amounts previously reported have been reclassified to conform to the 2005 presentation. These reclassifications did not have any effect on net income.

4. Cash Distributions

Cash distributions are recorded when declared.

For the three and nine months ended September 30, 2005, cash distributions declared and paid totaled $2.5 million to the Class A Members ($0.50 per Class A unit) and $0.4 million to the Class B Member. No cash distributions were declared or paid to the Class A Members or the Class B Member during the nine months ended September 30, 2004 or the three months ended September 30, 2005 and 2004. (see Note 16 to the unaudited condensed financial statements)

5. Discontinued Operations

In the third quarter of 2005, the Fund and several affiliated entities (collectively, the Sellers), entered into an Asset Purchase Agreement to sell the railcar business of the Sellers, which includes railcars owned and leased by the Sellers as well as management contracts pursuant to which the Sellers manage the railcars of third parties. The sale of the railcar business was completed on August 18, 2005.

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

5. Discontinued Operations (continued)

The Fund received net proceeds of $26.8 million from the disposition of its railcar assets resulting in a gain on disposition of discontinued operations of $9.9 million. The amount received by the Fund was based on the appraised value of the railcars sold by the Fund to the purchaser, as determined by an independent third party appraiser.

Accordingly, the Fund's railcar leasing operations is accounted for as a discontinued operation.

Net income (loss) from discontinued operations for the three and nine months ended September 30, 2005 and 2004 are as follows (in thousands of dollars):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues
Lease revenue	$496	$929	$2,482	$2,835
Interest and other income	1	16	1	16
Gain on disposition of equipment	100	143	176	654
Total revenues	597	1,088	2,659	3,505

Expenses
Depreciation and amortization	213	750	1,508	2,262
Operations support	37	469	319	928
Management fees to affiliate	31	62	168	190
General and administrative expenses
to affiliates	76	105	271	278
General and administrative expenses	142	65	273	185
Provision for (recovery of) bad debts	37	9	(35)	8
Total expenses	536	1,460	2,504	3,851
Income (loss) from operations of
discontinued operations	$61	$(372)	$155	$(346)

Gain on disposition of discontinued operations	$9,865	$--	$9,865	$--

Assets and liabilities held for sale as of September 30, 2005 and December 31, 2004 are as follows (in thousands of dollars):

	September 30,	December 31,
Assets	2005	2004
Equipment held for operating leases, net	$--	$19,051
Accounts receivable, net	53	241
Other assets, net	12	64
Total assets held for sale	$65	$19,356
Liabilities
Account payable and other liabilities	$60	$300
Due to affiliates	42	61
Total liabilities held for sale	$102	$361

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

5. Discontinued Operations (continued)

Transactions with Manager and Affiliates - Discontinued Operations

During the three and nine months ended September 30, 2005 and 2004, the Fund's discontinued operations incurred these types of costs to FSI or its affiliates; management fees and data processing and administrative expenses. The components of these fees and expenses incurred to FSI or its affiliates were as follows (in thousands of dollars):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Management fees	$31	$62	$168	$190
Data processing and administrative
expenses	76	105	271	278

6. Transactions with Manager and Affiliates

The balance due to affiliates as of September 30, 2005 and December 31, 2004 represented amounts due to the Manager and its affiliates for management fees.

During the three and nine months ended September 30, 2005 and 2004, the Fund incurred management fees, data processing and administrative expenses to FSI or its affiliates. The components of these fees and expenses incurred to FSI or its affiliates were as follows (in thousands of dollars):

	Owned Equipment		Equity Investments
For the three months ended September 30,	2005	2004	2005	2004
Management fees	$170	$240	$15	$15
Data processing and administrative
expenses	37	19	2	1

	Owned Equipment		Equity Investments
For the nine months ended September 30,	2005	2004	2005	2004
Management fees	$606	$713	$46	$47
Data processing and administrative
expenses	142	63	7	4

7. Equipment

The components of owned equipment were as follows (in thousands of dollars):

	September 30,	December 31,
	2005	2004
Marine containers	$29,775	$30,414
Marine vessel	17,000	17,000
Aircraft	10,494	10,494
	57,269	57,908
Less accumulated depreciation	(42,210)	(40,329)
Net equipment	$15,059	$17,579

Equipment held for operating leases is stated at cost less depreciation and any impairments to the carrying value.

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

7. Equipment (continued)

As of September 30, 2005, all owned equipment in the Fund’s equipment portfolio was on lease except for two Boeing 737's with a net book value of $-0-. As of December 31, 2004, all owned equipment in the Fund’s equipment portfolio was on lease. During the second quarter of 2005, the Fund terminated the lease for two Boeing 737-200's on which the lessee had defaulted on its lease payments. In the first quarter 2005, the Fund reserved the unpaid accounts receivable from this lessee. The Fund stopped recording lease revenues from these aircraft on March 31, 2005. The Fund took possession of these aircraft in the third quarter of 2005. As of September 30, 2005, these aircraft have a net book value of $-0-. (See Note 16 to the unaudited condensed financial statements)

During the three and nine months ended September 30, 2005, the Fund disposed of marine containers with a net book value of $0.1 million and $0.2 million, respectively, for proceeds of $0.2 million and $0.6 million, respectively, which resulted in a gain on disposition of $0.1 million and $0.3 million, respectively. During the three months ended September 30, 2004, the Fund disposed of marine containers with a net book value of $29,000 for proceeds of $0.1 million which resulted in a gain on disposition of $27,000. During the nine months ended September 30, 2004, the Fund disposed of a commercial aircraft, marine containers, and trailers with a net book value of $0.1 million for proceeds of $0.9 million and reversed $0.9 million of unused engine reserves related to the sold commercial aircraft which resulted in a gain on disposition of $1.7 million.

8. Equity Investments in Affiliated Entities

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

The tables below set forth 100% of the lease revenues and interest and other income, depreciation expense, administrative expenses, and net income (loss) of the entities in which the Fund has an interest, and the Fund‘s proportional share of income (loss) in each entity for the three and nine months ended September 30, 2005 and 2004 (in thousands of dollars):

	TWA	TWA	PLM
For the three months ended	S/N 49183	MD-82	Worldwide
September 30, 2005	Trust1	Trust2	Leasing3	Total
Lease revenues and interest and other income	$308	$308	$71
Less: Depreciation expense	--	314	--
General and administrative expenses	19	19	(96)
Net income (loss)	$289	$(25)	$167

Fund’s share of net income (loss)	$145	$(9)	$41	$177

1	The Fund owns a 50% interest in the TWA S/N 49183 Trust that was formed in 1998 that owns an MD-82 stage III commercial aircraft.
2	The Fund owns a 50% interest in the TWA MD-82 Trust that was formed in 1998 that owns an MD-82 stage III commercial aircraft.
3	The Fund owns a 25% interest in PLM Worldwide Leasing that owns aircraft related assets that was formed in 1995.
.

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

8. Equity Investments in Affiliated Entities (continued)

	TWA	TWA	PLM
For the three months ended	S/N 49183	MD-82	Worldwide
September 30, 2004	Trust1	Trust2	Leasing3	Total
Lease revenues and interest and other income	$308	$308
Less: Depreciation expense	--	314
General and administrative expenses	18	18
Net income (loss)	$290	$(24)

Fund’s share of net income (loss)	$145	$(9)	$(11)	$125

	TWA	TWA	PLM
For the nine months ended	S/N 49183	MD-82	Worldwide
September 30, 2005	Trust1	Trust2	Leasing3	Total
Lease revenues and interest and other income	$925	$924	600
Less: Depreciation expense	--	943	--
General and administrative expenses	57	57	590
Net income (loss)	$868	$(76)	10

Fund’s share of net income (loss)	$434	$(28)	$2	$408

	TWA	TWA	PLM
For the nine months ended	S/N 49183	MD-82	Worldwide
September 30, 2004	Trust1	Trust2	Leasing3	Total
Lease revenues and interest and other income	$942	$942
Less: Depreciation expense	--	943
General and administrative expenses	55	56
Net income (loss)	$887	$(57)

Fund’s share of net income (loss)	$443	$(18)	$38	$463

As of September 30, 2005 and December 31, 2004, all jointly-owned equipment in the Fund’s equity investment portfolio were on lease.

1	The Fund owns a 50% interest in the TWA S/N 49183 Trust that was formed in 1998 that owns an MD-82 stage III commercial aircraft.
2	The Fund owns a 50% interest in the TWA MD-82 Trust that was formed in 1998 that owns an MD-82 stage III commercial aircraft.
3	The Fund owns a 25% interest in PLM Worldwide Leasing that owns aircraft related assets that was formed in 1995.

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

9.	Operating Segments

The Fund operates in four segments: marine vessel leasing, aircraft leasing, trailer leasing and marine container leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers. There were no intersegment revenues for the three and nine months ended September 30, 2005 and 2004. The following tables present a summary of the operating segments (in thousands of dollars):

	Marine			Marine
For the three months ended	Vessel	Aircraft	Trailer	Container
September 30, 2005	Leasing	Leasing	Leasing	Leasing	Other[1]	Total

Revenues
Lease revenue	$2,227	$255	$--	$970	$--	$3,452
Interest income and other income	4	--	--	--	215	219
Gain on disposition of equipment	--	--	--	118	--	118
Total revenues	2,231	255	--	1,088	215	3,789

Expenses
Depreciation	238	--	--	498	--	736
Operations support	1,983	76	--	13	--	2,072
Management fees to affiliate	109	--	13	48	--	170
General and administrative expenses	18	37	--	--	167	222
Recovery of bad debts	(132)	(9)	--	--	--	(141)
Total expenses	2,216	104	13	559	167	3,059
Equity in net income of equity
investments	--	177	--	--	--	177
Income (loss) from continuing operations	$15	$328	$(13)	$529	$48	$907
Total assets as of September 30, 2005	$5,484	$467	$400	$11,737	$41,127	$59,215

	Marine			Marine
For the three months ended	Vessel	Aircraft	Trailer	Container
September 30, 2004	Leasing	Leasing	Leasing	Leasing	Other[2]	Total

Revenues
Lease revenue	$2,482	$251	$266	$1,237	$--	$4,236
Interest income and other income	--	608	--	--	44	652
Gain on disposition of equipment	--	--	--	27	--	27
Total revenues	2,482	859	266	1,264	44	4,915

Expenses
Depreciation	257	--	91	612	--	960
Operations support	1,345	7	207	21	--	1,580
Management fees to affiliate	124	41	13	62	--	240
Interest expense	--	--	--	--	248	248
General and administrative expenses	20	9	--	--	208	237
Recovery of bad debts	--	(674)	--	--	--	(674)
Total expenses	1,746	(617)	311	695	456	2,591
Equity in net income of equity
investments	--	125	--	--	--	125
Income (loss) from continuing operations	$736	$1,601	$(45)	$569	$(412)	$2,449

1
Includes certain assets not identifiable to a specific segment such as cash and certain other assets and assets held for sale. Also includes certain interest income and costs not identifiable to a particular segment, such as certain general and administrative expenses.

2	Includes certain interest income and costs not identifiable to a particular segment, such as interest expense and certain general and administrative expenses.

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

9.	Operating Segments (continued)

	Marine			Marine
For the nine months ended	Vessel	Aircraft	Trailer	Container
September 30, 2005	Leasing	Leasing	Leasing	Leasing	Other[1]	Total

Revenues
Lease revenue	$7,999	$551	$--	$3,269	$--	$11,819
Interest income and other income	4	12	--	--	313	329
Gain on disposition of equipment	--	--	--	321	--	321
Total revenues	8,003	563	--	3,590	313	12,469

Expenses
Depreciation	712	--	--	1,577	--	2,289
Operations support	4,395	88	1	38	--	4,522
Management fees to affiliate	390	12	41	163	--	606
Interest expense	--	--	--	--	42	42
General and administrative expenses	66	87	--	--	558	711
Provision for bad debts	13	188	--	--	--	201
Total expenses	5,576	375	42	1,778	600	8,371
Equity in net income of equity
investments	--	408	--	--	--	408
Income (loss) from continuing operations	$2,427	$596	$(42)	$1,812	$(287)	$4,506

	Marine			Marine
For the nine months ended	Vessel	Aircraft	Trailer	Container
September 30, 2004	Leasing	Leasing	Leasing	Leasing	Other[1]	Total

Revenues
Lease revenue	$7,747	$835	$812	$3,560	$--	$12,954
Interest income and other income	--	642	--	--	74	716
Gain (loss) on disposition of equipment	--	1,660	(3)	91	--	1,748
Total revenues	7,747	3,137	809	3,651	74	15,418

Expenses
Depreciation	771	--	272	1,929	--	2,972
Operations support	4,460	24	574	65	--	5,123
Management fees to affiliate	387	107	41	178	--	713
Interest expense	--	--	--	--	736	736
General and administrative expenses	59	321	34	--	576	990
Recovery of bad debts	--	(1,483)	(1)	--	--	(1,484)
Total expenses	5,677	(1,031)	920	2,172	1,312	9,050
Equity in net income of equity
investments	--	463	--	--	--	463
Income (loss) from continuing operations	$2,070	$4,631	$(111)	$1,479	$(1,238)	$6,831

10. Basic Earnings (Loss) Per Weighted-Average Class A Unit

Basic earnings (loss) per weighted-average Class A unit was computed by dividing earnings or loss attributable to the Class A members by the weighted-average number of Class A units deemed outstanding during the period. The weighted-average number of Class A units deemed outstanding during the three and nine months ended September 30, 2005 and 2004 was 4,971,311 units.

All special allocations of income to the Manager are included in the calculation of basic earnings (loss) from continuing operations.

1	Includes certain interest income and costs not identifiable to a particular segment, such as interest expense and certain general and administrative expenses.

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

10. Basic Earnings (Loss) Per Weighted-Average Class A Unit (continued)

Basic earning or loss per weighted average Class A unit from continuing operations, operations of discontinued operations, gain on disposition of discontinued operations and any special allocations to the Class A members are based on the following (in thousands of dollars, except weighted-average Class A unit amounts):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Attributable to Class A members:
Basic income from continuing operations	$907	$2,449	$4,506	$6,831
Special allocation of loss	--	--	(438)	--
Income from continuing operations	907	2,449	4,068	6,831
Income (loss) from operations of
discontinued operations	61	(372)	155	(346)
Gain on disposition of discontinued operations	9,865	--	9,865	--
Net income	$10,833	$2,077	$14,088	$6,485

Weighted average Class A units outstanding	4,971,311	4,971,311	4,971,311	4,971,311
Basic earnings:
Income from continuing operations	$0.18	$0.49	$0.82	$1.37
Income (loss) from operations of
discontinued operations	0.02	(0.07)	0.03	(0.07)
Gain on disposition of discontinued operations	1.98	--	1.98	--
Net income per weighted average Class A unit	$2.18	$0.42	$2.83	$1.30

11. Accounts and Other Receivables

Accounts and other receivables represent balances due from current or former lessees for unpaid balances incurred from leasing Fund owned equipment. The components of accounts and other receivables were as follows (in thousands of dollars):

	September 30,	December 31,
	2005	2004

Trade accounts receivables	$1,919	$2,472
Other receivables	--	862
Allowance for doubtful accounts	(13)	--
	$1,906	$3,334

At December 31, 2004, the balance in other receivable was due from a former aircraft lessee for past due lease payments and in settlement for returning aircraft in a condition not in accordance with the lease agreement. During 2005, $0.6 million of the other receivable was paid with the remaining balance of $0.3 million being offset against a security deposit from the lessee.

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

12. Other Assets

The components of the other assets, net, were as follows (in thousands of dollars):

	September 30,	December 31,
	2005	2004
Finance lease receivable	$333	$538
Inventory	244	253
Prepaid expenses	153	279
Other assets	5	5
Debt placement fees, net	--	36
	$735	$1,111

13. Debt

During January 2005, the Fund prepaid its outstanding note payable of $10.0 million plus accrued interest of $6,000. There was no pre-payment penalty associated with the prepayment of the note payable. The cash for the payment came from operations and equipment dispositions. The Fund expensed the remaining unamortized portion of debt placement fees of $36,000 related to the note payable concurrently with the payment of the debt.

14. Concentrations of Credit Risk

For the nine months ended September 30, 2005 and 2004, the Fund’s customer that accounted for 10% or more of the total revenues for the owned equipment and jointly owned equipment was Capital Leasing (17% in 2005 and 18% in 2004). In addition, during 2004, Varig South America purchased a commercial aircraft from the Fund and the gain from the sale accounted for 10% of total revenues from owned equipment and jointly owned equipment.

As of September 30, 2005 and December 31, 2004, the Fund’s customers that accounted for 10% or more of the total accounts and other receivables for the owned equipment and jointly owned equipment were Capital Leasing (38% in 2005 and 28% in 2004), Stena Bulk LLC (29% in 2005 and 27% in 2004), Varig South America (21% in 2004) and Cronos Group (18% in 2005 and 10% in 2004).

As of September 30, 2005 and December 31, 2004, the Manager believed the Fund had no other significant concentrations of credit risk that could have a material adverse effect on the Fund.

15. Recent Accounting Pronouncement

In December 2004, Financial Accounting Standards Board issued Statement 153, "Exchanges of Non-monetary Assets" (Statement 153), an amendment of Accounting Principles Board Opinion No. 29. Statement 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Statement 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance - that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity.  Adoption of Statement 153 did not have a significant effect on the Fund's financial statements.

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

16. Subsequent Event

During October 2005, the Manager declared a cash distribution of $6.55 per Class A Member unit that was paid on November 11, 2005 to the holders of record as of November 1, 2005. The total cash distributed to the Class A Members and the Class B Member was $32.6 million and $5.9 million, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the third quarter of 2005, the Fund sold all of its remaining railcars. Consequently, the results from this operation have been classified as discontinued operations and prior periods have been restated. (See Note 5 to the unaudited condensed financial statements)

(I) RESULTS OF OPERATIONS

Comparison of Professional Lease Management Income Fund I, L.L.C.’s (the Fund's) Operating Results for the Three Months Ended September 30, 2005 and 2004

(A)  Owned Equipment Operations

Lease revenues less operations support on owned equipment decreased during the three months ended September 30, 2005, compared to the same period of 2004. Gains from the disposition of equipment, interest and other income and certain expenses such as management fees to affiliate, depreciation, general and administrative expenses and recovery of bad debts relating to the operating segments (see Note 8 to the financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations but the result of owning a portfolio of equipment. The following table presents lease revenues less operations support by segment (in thousands of dollars):

	For the Three Months Ended September 30,
	2005	2004
Marine containers	$957	$1,216
Marine vessel	244	1,137
Aircraft	179	244
Trailers	--	59

Marine containers: Marine container lease revenues and operations support were $1.0 million and $13,000, respectively, for the three months ended September 30, 2005, compared to $1.2 million and $21,000, respectively, during the same period of 2004. The decrease in lease revenues of $0.3 million during the three months ended September 30, 2005 compared to the same period of 2004 was due to lower lease rates earned on the Fund's marine containers due to the conversion of a portion of the Fund's marine containers from a fixed term lease to one based on utilization.

Marine vessel: Marine vessel lease revenues and operations support were $2.2 million and $2.0 million, respectively, for the three months ended September 30, 2005, compared to $2.5 million and $1.3 million, respectively, during the same period of 2004. Lease revenues decreased $0.3 million in the three months ended September 30, 2005 compared to the same period of 2004 due to a lower lease rate being earned on the Fund’s marine vessel. Direct operating expenses increased $0.6 million due to a $0.3 million increase in fuel costs resulting from increased fuel prices and increased $0.2 million due to higher dry dock costs during the three months ended September 30, 2005 compared to the same period of 2004.

Aircraft: Aircraft lease revenues and operations support were $0.3 million and $0.1 million, respectively, for the three months ended September 30, 2005, compared to $0.3 million and $7,000, respectively, during the same period of 2004. Direct operating expenses increased $0.1 million due to increased repairs and maintenance during the three months ended September 30, 2005 compared to the same period of 2004.

Trailers: Trailer lease revenues and operations support were $-0- and $-0-, respectively, for the three months ended September 30, 2005, compared to $0.3 million and $0.2 million, respectively, during the same period of 2004. Trailer lease revenues and operations support decreased due to all of the Fund's trailers being placed on a direct finance lease in 2004.

(B) Interest and Other Income

Interest and other income decreased $0.4 million in the three months ended September 30, 2005 compared to the same period of 2004. During the third quarter of 2004, a former aircraft lessee agreed to pay $0.6 million as a settlement for not returning leased aircraft in the condition required in the lease agreement which was included in other income. A similar event did not occur during the same period of 2005. This decrease was partially offset by an increase of $0.2 million in the three months ended September 30, 2005 due to increased interest income due to on higher cash balances compared to the same period of 2004.

(C) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses remained relatively the same at $1.0 million for the three months ended September 30, 2005 and 2004. While total indirect expenses remained approximately the same for both periods, there were significant variances in the components of indirect expenses which are explained below:

(i) A $0.2 million decrease in depreciation expense from 2004 levels reflecting a decrease of $0.1 million caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned and a decrease of $0.1 million caused by the Fund's trailer portfolio being placed in a direct finance lease in 2004;

(ii) A $0.2 million decrease in interest expense was due to lower average borrowings outstanding during the three months ended September 30, 2005 compared to the same period in 2004. The Fund repaid its outstanding debt in full in the first quarter of 2005;

(iii) A $0.1 million decrease in management fees to affiliate was due to lower lease revenues being earned during the three months ended September 30, 2005 compared to the same period in 2004; and

(iv) Recovery of bad debts decreased $0.5 million in the third quarter of 2005 compared to the same period of 2004. During the third quarter of 2004, recovery of bad debts of $0.7 million was due to the collection of receivables primarily from one former aircraft lessee that had been previously reserved for as a bad debt. A similar event did not occur during the same period of 2005.

(D) Gain on Disposition of Owned Equipment

Gain on disposition of owned equipment for the three months ended September 30, 2005 totaled $0.1 million which resulted from the sale of marine containers with a net book value of $0.1 million for proceeds of $0.2 million. Gain on disposition of owned equipment for the three months ended September 30, 2004 totaled $27,000 which resulted from the sale of marine containers with a net book value of $29,000 for proceeds of $0.1 million.

(E) Equity in Net Income of Equity Investments

Equity in net income of equity investments represents the Fund's share of the net income generated from the operation of jointly owned assets accounted for under the equity method of accounting. These entities are single purpose and have no debt or other financial encumbrances.

The following equity investments discussion is based on the Fund's proportional share of revenues, depreciation, and administrative expenses in the equity investments:

As of September 30, 2005 and 2004, the Fund owned interests in two trusts that each own a commercial aircraft and an interest in an entity owning other aircraft related assets. During the three months ended September 30, 2005, lease revenues of $0.3 million were partially offset by depreciation and administrative expenses of $0.1 million. During the same period of 2004, lease revenues of $0.3 million were partially offset by depreciation and administrative expenses of $0.2 million.

(F) Income (Loss) from Operation of Discontinued Operations

During the three months ended September 30, 2005, the Fund's railcar operations, which are being accounted for as a discontinued operation, generated income from operations of $0.1 million compared to a loss of $0.4 million during the same period of 2004.

(G) Gain from Disposition of Discontinued Operations

The Fund had a gain on disposition of discontinued operations from the sale of its railcar assets of $9.9 million in the three months ended September 30, 2005 compared to $-0- during the same period of 2004.

(H) Net Income

As a result of the foregoing, the Fund had net income of $10.8 million for the three months ended September 30, 2005, compared to net income of $2.1 million during the same period of 2004. The Fund's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Fund's performance in the three months ended September 30, 2005 is not necessarily indicative of future periods.

Comparison of the Fund's Operating Results for the Nine Months Ended September 30, 2005 and 2004

(A)  Owned Equipment Operations

Lease revenues less operating support on owned equipment decreased during the nine months ended September 30, 2005, compared to the same period of 2004. The following table presents lease revenues less operating support by segment (in thousands of dollars):

	For the Nine Months Ended September 30,
	2005	2004
Marine vessel	$3,604	$3,287
Marine containers	3,231	3,495
Aircraft	463	811
Trailers	(1)	238

Marine vessel: Marine vessel lease revenues and operations support were $8.0 million and $4.4 million, respectively, for the nine months ended September 30, 2005, compared to $7.7 million and $4.5 million, respectively, during the same period of 2004. An increase in lease revenues of $0.5 million due to a higher lease rate being earned during the first six months of 2005 compared to the same period of 2004 was partially offset by $0.3 million decrease during the third quarter of 2005 due earning a lower lease rate compared to the same period of 2004. Direct operating expenses decreased $0.1 million which resulted from a decrease of $0.2 million due to lower voyage expenses partially offset by an increase of $0.1 million due to higher repairs and maintenance costs during the nine months ended September 30, 2005 compared to the same period of 2004.

Marine containers: Marine container lease revenues and operations support were $3.3 million and $38,000, respectively, for the nine months ended September 30, 2005, compared to $3.6 million and $0.1 million, respectively, during the same period of 2004. The decrease in lease revenues of $0.3 million during the nine months ended September 30, 2005 compared to the same period of 2004 was due to lower lease rates earned on the Fund's marine containers due to the conversion of a portion of the Fund's marine containers from a fixed term lease to one based on utilization.

Aircraft: Aircraft lease revenues and operations support were $0.6 million and $0.1 million, respectively, for the nine months ended September 30, 2005, compared to $0.8 million and $24,000, respectively, during the same period of 2004. A decrease in contribution of $0.2 million was due to two aircraft being off-lease during the second and third quarters of 2005 which were on-lease during the nine months ended September 30, 2004 and decreased $0.1 million due to the sale of one of the Fund's owned aircraft in 2004 which was on lease for the first quarter of 2004. Additionally, direct operating expenses increased $0.1 million due to increased repairs and maintenance during the nine months ended September 30, 2005 compared to the same period of 2004.

Trailers: Trailer lease revenues and operations support were $-0- and $1,000, respectively, for the nine months ended September 30, 2005, compared to $0.8 million and $0.6 million, respectively, during the same period of 2004. Trailer lease revenues and operations support decreased due to all of the Fund's trailers being placed on a direct finance lease in 2004.

(B) Interest and Other Income

Interest and other income decreased $0.4 million in the nine months ended September 30, 2005 compared to the same period of 2004. During 2004, a former aircraft lessee agreed to pay $0.6 million as a settlement for not returning leased aircraft in the condition required in the lease agreement which was included in other income. A similar event did not occur during the same period of 2005. This decrease was partially offset by increased interest income of $0.2 million on higher cash balances compared to the same period of 2004.

(C) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $3.8 million for the nine months ended September 30, 2005 decreased from $3.9 million for the same period in 2004. While total indirect expenses remained approximately the same for both periods, there were significant variances in the components of indirect expenses which are explained below:

(i) A $0.7 million decrease in depreciation expense from 2004 levels reflecting a decrease of $0.4 million caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned and a decrease of $0.3 million caused by the Fund's trailer portfolio being placed in a direct finance lease in 2004;

(ii) A $0.7 million decrease in interest expense was due to lower average borrowings outstanding during the nine months ended September 30, 2005 compared to the same period in 2004. The Fund repaid its outstanding debt in full in the first quarter of 2005;

(iii) A $0.3 million decrease in general and administrative expenses during the nine months ended September 30, 2005 was due to lower administrative costs resulting from the return of aircraft during 2004. Similar events did not occur in 2005;

(iv) A $0.1 million decrease in management fees to affiliate was due to lower lease revenues being earned during the nine months ended September 30, 2005 compared to the same period in 2004; and

(v) Provision for (recovery of) bad debts decreased $1.7 million in the first nine months of 2005 compared to the same period of 2004. During 2005, provision for bad debts of $0.2 million was primarily related to one aircraft lessee that declared bankruptcy. During 2004, recovery of bad debts of $1.5 million was due to the collection of receivables from another aircraft lessee that had been previously reserved for as a bad debt.

(D) Net Gain on Disposition of Owned Equipment

Net gain on disposition of owned equipment for the nine months ended September 30, 2005 totaled $0.3 million which resulted from the sale of marine containers with a net book value of $0.2 million for proceeds of $0.6 million. Net gain on disposition of owned equipment for the nine months ended September 30, 2004 totaled $1.7 million which resulted from the disposition of a commercial aircraft, marine containers, and a trailer with a net book value of $0.1 million for proceeds of $0.9 million and the reversal of $0.9 million of unused engine reserves.

(E) Equity in Net Income of Equity Investments

Equity in net income of equity investments represents the Fund's share of the net income generated from the operation of jointly owned assets accounted for under the equity method of accounting. These entities are single purpose and have no debt or other financial encumbrances.

The following equity investments discussion is based on the Fund's proportional share of revenues, depreciation and administrative expenses in the equity investments:

As of September 30, 2005 and 2004, the Fund owned interests in two trusts that each own a commercial aircraft and an interest in an entity owning other aircraft related assets. During the nine months ended September 30, 2005, lease revenues of $1.1 million were partially offset by depreciation and administrative expenses of $0.7 million. During the same period of 2004, lease revenues of $0.9 million were partially offset by depreciation and administrative expenses of $0.5 million.

(F) Income (Loss) from Operation of Discontinued Operations

During the nine months ended September 30, 2005, the Fund's railcar operations, which are being accounted for as a discontinued operation, generated income from operations of $0.2 million compared to a loss of $0.3 million during the same period of 2004.

(G) Gain from Disposition of Discontinued Operations

The Fund had a gain on disposition of discontinued operations from the sale of its railcar assets of $9.9 million in the nine months ended September 30, 2005 compared to $-0- during the same period of 2004.

(H) Net Income

As a result of the foregoing, the Fund had net income of $14.5 million for the nine months ended September 30, 2005, compared to net income of $6.5 million during the same period of 2004. The Fund's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Fund's performance in the nine months ended September 30, 2005 is not necessarily indicative of future periods.

(II) FINANCIAL CONDITION - CAPITAL RESOURCES AND LIQUIDITY

DISCONTINUED OPERATIONS

In the third quarter of 2005, the Fund and several affiliated entities (collectively, the Sellers), entered into an Asset Purchase Agreement to sell the railcar business of the Sellers, which includes railcars owned and leased by the Sellers as well as management contracts pursuant to which the Sellers manage the railcars of third parties. The sale of the railcar business was completed on August 18, 2005.

The Fund received net proceeds of $26.8 million from the disposition of its railcar assets resulting in a gain on disposition of discontinued operations of $9.9 million. The amount received by the Fund was based on the appraised value of the railcars sold by the Fund to the purchaser, as determined by an independent third party appraiser.

Accordingly, the Fund's railcar leasing operations is accounted for as discontinued operations.

CONTINUING OPERATIONS

At September 30, 2005, the Fund had unrestricted cash of $41.0 million.

For the nine months ended September 30, 2005, the Fund generated cash from operations of $9.9 million which included cash provided by discontinued operations of $1.5 million, to meet its operating obligations, pay debt and interest on the Fund's debt, maintain working capital reserves and make cash distributions of $2.5 million to the Class A Members ($0.50 per Class A unit) and $0.4 million to the Class B Member.

During the nine months ended September 30, 2005, the Fund disposed of owned equipment for proceeds of $0.6 million.

Accounts and other receivables decreased $1.4 million in the nine months ended September 30, 2005 due to the decrease caused by the collection of $0.6 million in other receivables, the offsetting of a security deposit of $0.3 million against other receivables from a former aircraft lessee and a decrease of $0.5 million due to the timing of lease receipts.

Equity investments in affiliated entities decreased $0.4 million during the nine months ended September 30, 2005 due to cash distributions of $0.8 million from the equity investments to the Fund being partially offset by income of $0.4 million that was recorded by the Fund for its interests in the equity investments.

Other assets decreased $0.4 million during the nine months ended September 30, 2005. A decrease of $0.2 million was due to the cash payments received on the finance lease receivable and a decrease of $0.1 million was due to the amortization of prepaid insurance.

Accounts payable and accrued expenses increased $0.2 million during the nine months ended September 30, 2005 due to the timing of payments to vendors.

Due to affiliates decreased $0.1 million during the nine months ended September 30, 2005 due to reduced management fees owed to the affiliate caused by lower lease revenues.

Reserve for repairs increased $0.4 million during the nine months ended September 30, 2005 due to the accrual of marine vessel dry-docking reserves.

Lessee deposits and prepaid reserves decreased $0.6 million during 2005 due to the security deposit of $0.3 million from an aircraft lessee being offset against other receivables and decreased $0.3 million due to the timing of prepaid lease payments being received from lessees.

Notes payable decreased $10.0 million during the nine months ended September 30, 2005. In January 2005, the Fund prepaid its outstanding note payable plus accrued interest of $6,000. There was no pre-payment penalty associated with the payment of the note payable.

CASH DISTRIBUTIONS

In November 2005, the Fund paid a cash distribution of $32.6 million to the Class A Members ($6.55 Class A unit) and $5.9 million to the Class B Member.

(III) RECENT ACCOUNTING PRONOUNCEMENT

In December 2004, Financial Accounting Standards Board issued Statement 153, "Exchanges of Non-monetary Assets" (Statement 153), an amendment of Accounting Principles Board Opinion No. 29. Statement 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Statement 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance - that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity.  Adoption of Statement 153 did not have a significant effect on the Fund's financial statements.

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

Disposition of the Fund's equipment and investments in entities owning equipment may result in a reduction of cash flows from operations to the Fund.

Factors affecting the Fund’s operations in the remainder of 2005 and beyond include:

(1) Demand for marine containers is closely tied to worldwide economic conditions. Utilization of the Fund's marine containers is expected to be in the 90 - 95% range in the remainder of 2005. Marine container manufacturers have recently seen an increase in their inventory of marine containers. This increase may result in a decrease in utilization and lease rates earned on the Fund's marine containers.

(2) The Fund’s owned marine vessel is a double-hull product tanker which operates in international markets carrying a variety of clean product/chemical liquid cargoes. Demand for product and chemical shipping is closely tied to worldwide economic growth patterns, which can affect demand by causing changes in specific grade volume on trade routes. The Manager operates the Fund’s product tanker in the voyage charter markets, carrying mostly gasoline, jet fuel, gas oils and similar petroleum distillates or simple chemicals or vegetable oils, an approach that provides the flexibility to adapt to changes in market conditions.

The Fund’s product tanker has continued to operate with very minimum idle time between charters. The third quarter 2005 started slowly due to low summer product demand, however, two major hurricanes in the United States (US) gulf created major problems with the oil supply chain and especially the limited refinery capacity of the US. Several major refineries in the US gulf area were shut down or product refining capacity severely reduced resulting in shortage of refined products such as gasoline, jet fuel, heating oil, etc. which created a high demand for imported product from Europe and elsewhere. These events drove the shipping markets for product carriers to all time highs. While some, but not all refining capacity has come back on stream, the demand, while off the highs, remains strong and should continue for the rest of 2005 and into early 2006. The advent of the heating oils season in North America with supply levels reported low could further prolong the strong product tanker market.

The Fund's marine vessels is currently undergoing major maintenance. The Manager expects that this marine vessel will be off-lease for approximately 40 days in the fourth quarter due to this maintenance.

The product tanker owned by the Fund is 20 years old which may limit its future marketability. Marine vessels of this age typically earn a lower lease rate than newer marine vessels and may have increased off-hire time;

(3) Market demand for new and used aircraft has been severely impacted by the poor financial condition of the airline industry.

The Manager believes that the commercial aviation industry is recovering from several years of reduced travel; however, the Manager views the recovery with caution as major increases in the cost of fuel has added another factor to further weakening yields. The Manager believes that stabilization of fuel prices will be critical for the recovery in the airline industry to continue.

In November 2005, the Fund sold its two off-lease Boeing 737s and received aggregate proceeds of $1.2 million.

The Fund has an interest in two aircraft on lease to a major US airline. While the Manager is not aware of any specific liquidity problems in regards to this lessee, the poor financial condition of the US airline industry, which has included several bankruptcies this year, indicate there could be collection issues related to this lessee in the future;

(4) The Fund is expected to have increased general and administrative costs as the Manager liquidates other investments programs that currently share certain general and administrative expenses;

(5) The timing and amount of future cash distributions to the Class A and Class B Members will be based on the cash position of the Fund and operational requirements. The Manager does not expect to make a cash distribution until the Fund has additional significant asset dispositions; and

(6) Beginning in 2006, in order to prevent the Fund from being considered publicly traded and to avoid taxation of the Fund as an association treated as a corporation under the Internal Revenue Code, the Manager will limit the number of Class A units to be traded to 2% per year of the total outstanding units.

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

Quarterly Evaluation of the Fund’s Disclosure Controls and Internal Controls

(1) As of the end of the period prior to the filing of this report, the Manager carried out an evaluation, under the supervision and with the participation of the Manager’s management, including it’s President and CFO, of the effectiveness of the design and operation of the Fund’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the President and CFO concluded that the Fund’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Fund’s required to be included in the Fund’s exchange act filings.

(2) There have been no significant changes in the Fund’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Manager carried out its evaluations.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

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

(b) Reports on Form 8-K

Report 8-K dated August 10, 2005 announcing that the Fund has entered into a definitive agreement to sell the its railcar assets to the CIT Group Inc.

Report 8-K dated August 18, 2005, announcing the completion of the sale of the Fund's railcar assets to the CIT Group Inc.

Report 8-K dated October 31, 2005, announcing a cash distribution to the members.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLM PROFESSIONAL LEASE MANAGEMENT INCOME FUND I

By:  PLM Financial Services, Inc.
Manager

Date: November 11, 2005         By: /s/ Richard K Brock
Richard K Brock
Chief Financial Officer