Form 10KSB
period 2005-12-31
PROFESSIONAL LEASE MANAGEMENT INCOME FUND I LLC
filed 2006-03-30
CIK 928956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2005.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to .

Commission file number 0-28376
_______________________

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(Name of small business issuer in its charter)

Delaware 94-3209289
(State or other jurisdiction of incorporation or organization) (I.R.S. Employer Identification No.)

405 Lexington Avenue, 67th floor, New York, NY 10174
(Address of principal executive offices) (Zip code)

Issuer's telephone number, including area code: (212) 682-3344
_______________________

Securities registered under Section 12(b) of the Exchange Act:
Class A Units
(Title of class)

Check whether the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ]

Registrant's aggregate market value of voting stock: N/A

Registrant's Class A Units outstanding as of December 31, 2005 were 4,971,311.

Registrant's revenues for the fiscal year ended December 31, 2005 was $17,626,000.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

PART I

ITEM 1.  BUSINESS

(A) Background

In August 1994, PLM Financial Services, Inc. (FSI or the Manager) filed a Registration Statement on Form S-1 with the Securities and Exchange Commission with respect to a proposed offering of 5,000,000 Class A units (the units) in Professional Lease Management Income Fund I, L.L.C., a Delaware Limited Liability Company (the Registrant or the Fund). The Fund's offering became effective on January 23, 1995.  The offering of units of the Fund closed on May 13, 1996. As of December 31, 2005, there were 4,971,311 units outstanding. The Manager contributed $100 for its Class B Member interest in the Fund. The Manager paid out of its own corporate funds (as a capital contribution to the Fund) all organization and syndication expenses incurred in connection with the offering; therefore, 100% of the net cash proceeds received by the Fund from the sale of Class A Units were used to purchase equipment and establish any required cash reserves. The Fund engages in the business of investing in a diversified equipment portfolio consisting primarily of long-lived, low-obsolescence capital equipment that is easily transportable by and among prospective users.

The Fund's primary objectives are:

(1) to maintain a diversified portfolio of low-obsolescence equipment with long lives and high residual values which were purchased with the net proceeds of the initial Fund offering, supplemented by debt financing, and cash generated from operations during the investment phase of the Fund;

(2) to generate sufficient net operating cash flow from lease operations to meet liquidity requirements and to generate cash distributions to the members until such time as the Manager commences the orderly liquidation of the Fund's assets or unless the Fund is terminated earlier upon sale of all Fund property or by certain other events;

(3) to selectively sell equipment when the Manager believes that, due to market conditions, market prices for equipment exceed inherent equipment values or expected future benefits from continued ownership of a particular asset. Proceeds from these sales, together with excess net operating cash flows from operations are used for distributions to the members; and

(4) to preserve and protect the value of the portfolio through quality management, maintaining diversity, and constantly monitoring equipment markets.

The Fund will terminate on December 31, 2010, unless terminated earlier upon sale of all equipment or by certain other events. The Fund may not reinvest cash flow generated from operations after January 1, 2003 into additional equipment. Excess cash, if any, less reasonable reserves, will be distributed to the Members.

Table 1, below, lists the equipment and the original cost of equipment and capitalized improvements in the Fund's portfolio and the Fund's proportional share of equipment in entities in which the Fund has an equity investment as of December 31, 2005 (in thousands of dollars):

TABLE 1

Units	Type	Manufacturer	Cost

Owned equipment held for operating leases:

13,869	Dry cargo marine containers	Various	$ 28,529
62	Refrigerated marine containers	Various	976
1	Double-hull product tanker	Hyundai	17,000
	Total owned equipment held for operating leases		$ 46,505	1

Equipment owned by entities in which the Fund has an equity investment:

0.5	Trust owning an MD-82
	stage III commercial aircraft	McDonnell Douglas	$ 7,775	2
0.5	Trust owning an MD-82
	stage III commercial aircraft	McDonnell Douglas	6,825	2
	Total equity investments		$ 14,600	1

Equipment is generally leased under operating leases for a term of one to ten years except for the marine vessel which is usually leased for less than one year. Some of the Fund's marine containers are leased to operators of utilization-type leasing pools, which include equipment owned by affiliated programs and unaffiliated third parties. In such instances, revenues received by the Fund consist of a specified percentage of revenues generated by leasing the pooled equipment to sublessees, after deducting certain direct operating expenses of the pooled equipment. Rents for all other equipment are based on fixed rates.

(B) Management of Fund Equipment

The Fund has entered into an equipment management agreement with PLM Investment Management, Inc. (IMI), a wholly-owned subsidiary of FSI, for the management of the Fund’s equipment.  The Fund's management agreement with IMI is to terminate with the dissolution of the Fund unless the Class A Members vote to terminate the agreement prior to that date, or at the discretion of the Manager. IMI has agreed to perform all services necessary to manage the equipment on behalf of the Fund and to perform or contract for the performance of all obligations of the lessor under the Fund's leases.  In consideration for its services and pursuant to the Operating Agreement, IMI is entitled to a monthly management fee.  (see Notes 1, 2, and 3 to the financial statements)

1. Includes equipment and investments purchased with the proceeds from capital contributions, undistributed cash flow from operations, and Fund borrowings. Includes costs capitalized subsequent to the date of purchase.
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

The Fund also competes with many equipment lessors, including GATX Corporation, General Electric Capital Aviation Services Corporation, Textainer, and other investment programs that lease the same types of equipment.

(D) Demand

The Fund currently operates in the following operating segments: marine container leasing, product tanker marine vessel leasing and commercial aircraft leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers. The Fund’s equipment and investments are primarily used to transport materials and commodities, except for aircraft which are leased to passenger air carriers.

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

The Fund owns a total of 13,931 standard dry and refrigerated cargo marine containers acquired from 1998 to 2001. The Fund had utilization in the low 90%'s for its containers in 2005. Utilization on these containers is expected to remain strong in the low 90% range through at least the first half of 2006.

Prices for new marine containers have decreased up to 25% from the peak that they reached in early 2005 due to lower steel prices and reduced demand for new marine containers. There have been reports that marine container manufacturers have seen an increase in their inventory of unsold marine containers in recent months. Shipping lines have embarked on a shipbuilding program over the last few years with many new container ships being delivered in 2006 and 2007. This may result in over-capacity which could result in lower freight rates and have adverse implications for marine container lessors. While lease rates on the Fund’s marine containers have been stable for the last three years, these factors may lead to a decrease in lease rates in 2006.

The decrease in new container prices and potential decrease in lease rates could lead to a decrease in the sales proceeds received from the marine containers upon disposition.

(2) Product Tanker Marine Vessel

The Fund has an investment in a double-hull product tanker constructed in 1986, which operates in international markets carrying a variety of clean commodity-type cargoes. Demand for commodity-based shipping is closely tied to worldwide economic growth patterns, which can affect demand by causing changes in specific volume on trade routes. Historically, the Manager has operated the Fund's product tanker in the spot charter markets, carrying mostly gasoline, jet fuel, gas oils and similar petroleum distillates or simple chemicals or vegetable oils, an approach that provided the flexibility to adapt to changes in market conditions.

Due to strong market conditions, in the first quarter of 2006 the Fund's product tanker was leased for five years on a sales-type lease which will transfer ownership to the lessee at the end of the lease. At various times in the lease, the lessee can prepay future rents and take ownership of the vessel early. This lease allows the Fund to lock in the current high lease rates. This marine vessel will operate primarily in the vegetable and palm oil trades.

(3) Commercial Aircraft

During 2005, global air traffic continued to recover, driven by the long haul markets, especially into Asia. There was initial concern at the beginning of the year that continued high oil prices would lead to a slowing of economic growth, with consequential effects on air traffic. The pace of 'permanent retirement' of aircraft increased and new aircraft orders reached new highs.

The United States (US) market continued to cause most concern. Several US carriers are currently in bankruptcy and results of most carriers have been mixed.

In Europe, the expansion by low cost carriers continued during 2005 but at a slower pace. National carriers finally saw financial improvements following their attempts at reducing overhead and correctly structuring their product.

The Asian market continued its growth during 2005. The first quarter experienced slower growth in the regions affected by the tsunami catastrophe but domestic Chinese and intra-Asian markets experienced strong growth as well as India where liberalization saw the birth of several new start-ups.

For 2006, the Manager believes that stabilization of fuel prices will be critical for the continued recovery in the airline industry.

The Fund has a 50% interest in two entities each owning an MD-82 Stage III commercial aircraft, which are on lease through the fourth quarter of 2008 to a major US carrier at above market rates. While the Manager is not aware of any specific liquidity problems in regards to the US lessee, the poor financial condition of the US airline industry require this lessee to be monitored closely.

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

No new US or International Regulations are scheduled to come into effect during 2005 which would have a significant impact on the Fund's owned marine vessel.

As of December 31, 2005, the Fund was in compliance with the above governmental regulations. Typically, costs related to extensive equipment modifications to meet government regulations are passed on to the lessee of that equipment.

ITEM 2.  PROPERTIES

The Fund neither owns nor leases any properties other than the equipment it has purchased or interests in entities which own equipment for leasing purposes. As of December 31, 2005, the Fund owned a portfolio of transportation and related equipment and investments in entities that owned transportation equipment as described in Item I, Table 1. The Fund acquired equipment with the proceeds of the Fund offering of $100.0 million, proceeds of debt financing of $25.0 million, and by reinvesting a portion of its operating cash flow in additional equipment. The Fund does not own any real property.

The Fund maintains its principal office at 405 Lexington Avenue, 67th floor, New York, NY 10174.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Fund's Members during the fourth quarter of its fiscal year ended December 31, 2005.

PART II

ITEM 5.  MARKET FOR THE FUND'S EQUITY AND RELATED UNITHOLDER MATTERS

Pursuant to the terms of the operating agreement, the Manager is generally entitled to a 1% interest in the profits and losses and 15% of cash distributions. The Manager will be specially allocated (i) 100% of the Fund’s organizational and offering cost amortization expenses and (ii) income equal to the excess of cash distribution over the Manager's 1% share of net profits. The effect on the Class A Members of this special income allocation will be to increase the net loss or decrease the net profits allocable to the Class A Members by an equal amount. After the investors receive cash distributions equal to their original capital contributions, the Manager's interest in the cash distributions of the Fund increased to 25%. With the cash distribution made in November 2005, most Class A members have now received cash distributions equal to or greater than their original capital contribution and thus, the Manager's share of the cash distribution related to these members has increased to 25%. The Manager is the sole holder of such interests.  The remaining interests in the profits and losses and distributions of the Fund are owned as of December 31, 2005, by the 4,840 holders of Units in the Fund.

There are several secondary markets in which Class A units trade. Secondary markets are characterized as having few buyers for Class A units and, therefore, are generally viewed as inefficient vehicles for the sale of units and, as such, prices for the Class A units in these markets may not be indicative of the actual value of the units. Presently, there is no public market for the units and none is likely to develop.

To prevent the Class A units from being considered publicly traded and thereby to avoid taxation of the Fund as an association treated as a corporation under the Internal Revenue Code, the units will not be transferable without the consent of the Manager, which may be withheld in its absolute discretion. The Manager monitors transfers of units in an effort to ensure that they do not exceed the percentage or number permitted by certain safe harbors promulgated by the Internal Revenue Service. Effective January 1, 2006, the percentage of Fund units that may be traded in any calendar year has been reduced from five percent to two percent to comply with Internal Revenue Service regulations. A transfer may be prohibited if the intended transferee is not an US citizen or if the transfer would cause any portion of the units of a “Qualified Plan” as defined by the Employee Retirement Income Security Act of 1974 and Individual Retirement Accounts to exceed the allowable limit.

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Fund's consolidated financial statements contained in the 2005 annual report have been prepared in accordance with the requirements for a Small Business Issuer as prescribed by Regulation S-B under the Securities Exchange Act of 1934. Generally, a Small Business Issuer cannot file under Regulation S-B if its annual revenues or public float exceed $25.0 million for two consecutive years. The Fund qualifies as a Regulation S-B filer since both its 2005 and 2004 annual revenues were less than $25.0 million and its public float is less than $25.0 million. The Fund will continue to qualify as an S-B filer through at least 2007, as its revenues for the year ended December 31, 2005 are less than $25.0 million.

(A) Introduction

Management's discussion and analysis of financial condition and results of operations relates to the Financial Statements of Professional Lease Management Income Fund I, L.L.C. (the Fund). The following discussion and analysis of operations focuses on the performance of the Fund's equipment in the various segments in which it operates and its effect on the Fund's overall financial condition.

(B) Results of Operations -- Factors Affecting Performance

(1) Re-leasing Activity and Re-pricing Exposure to Current Economic Conditions

The exposure of the Fund's equipment portfolio to re-pricing risk occurs whenever the leases for the equipment expire or are otherwise terminated and the equipment must be remarketed. Major factors influencing the current market rate for the Fund's equipment include, but are not limited to, supply and demand for similar or comparable types of transport capacity, desirability of the equipment in the leasing market, market conditions for the particular industry segment in which the equipment is to be leased, overall economic conditions, and various regulations concerning the use of the equipment. Equipment that is idle or out of service between the expiration of one lease and the assumption of a subsequent lease can result in a reduction of operating cash flow to the Fund. The Fund experienced re-leasing or re-pricing activity in 2005 for its marine container and marine vessel portfolios.

(a) Marine containers: The Fund’s marine containers are leased to operators of utilization-type leasing pools and, as such, are highly exposed to re-pricing activity. A number of the Fund’s marine containers on a fixed rate lease in 2005 switched to a lease based on utilization during 2005. This resulted in a decrease of approximately 25% in lease revenue on these marine containers as lease rates are significantly lower today than when the fixed rate lease was entered into several years ago.

(b) Marine vessel: The Fund’s owned marine vessel operated in the short-term leasing market throughout 2005. As a result of this, the Fund's marine vessel was remarketed several times during 2005 exposing it to re-leasing and re-pricing activity. In 2006, this marine vessel was leased on a five year sales-type lease through 2010. At the end of the lease, ownership of the marine vessel will be transferred to the lessee.

(2) Equipment Liquidations

Liquidation of Fund owned equipment and equipment owned by entities in which the Fund has an equity investment, represents a reduction in the size of the equipment portfolio and may result in a reduction of future operating cash flow to the Fund.

During 2005, the Fund disposed of owned equipment that included commercial aircraft and marine containers for total aggregate proceeds of $1.7 million. See discussion of discontinued operations below regarding equipment liquidations.

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

In 2005, the lessee of two of the Fund's owned Boeing 737's declared bankruptcy. The Fund repossessed these aircraft and sold them in the fourth quarter of 2005.

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

DISCONTINUED OPERATIONS

During 2005, the Fund and several affiliated entities (collectively, the Sellers), entered into an Asset Purchase Agreement to sell the railcar business of the Sellers, which includes railcars owned and leased by the Sellers as well as management contracts pursuant to which the Sellers managed the railcars of third parties. The sale of the railcar business was completed on August 18, 2005.

The Fund received net proceeds of $26.8 million from the disposition of its railcar assets resulting in a gain on disposition of discontinued operations of $9.9 million. The amount received by the Fund was based on the appraised value of the railcars sold by the Fund to the purchaser, as determined by an independent third party appraiser.

Accordingly, the Fund's railcar leasing operations is accounted for as a discontinued operation and prior periods have been restated. Assets and liabilities relating to the railcar leasing operations have been presented as assets held for sale and liabilities held for sale for all periods presented.

CONTINUING OPERATIONS

At December 31, 2005, the Fund had unrestricted cash of $4.3 million.

For the year ended December 31, 2005, the Fund generated cash from operations of $10.3 million which included cash provided by discontinued operations of $1.5 million, to meet its operating obligations, pay debt and interest on the Fund's debt, maintain working capital reserves and make cash distributions.

During the year ended December 31, 2005, the Fund disposed of owned equipment for aggregate proceeds of $1.7 million.

Accounts and other receivables decreased $1.0 million in the year ended December 31, 2005 due to the decrease caused by the collection of $0.6 million in other receivables, the offsetting of a security deposit of $0.3 million against other receivables from a former aircraft lessee and a decrease of $0.1 million due to the timing of lease receipts.

Equity investments in affiliated entities decreased $0.7 million during the year ended December 31, 2005 due to cash distributions of $1.2 million from the equity investments to the Fund being partially offset by income of $0.5 million that was recorded by the Fund for its interests in the equity investments.

Other assets decreased $0.6 million during the year ended December 31, 2005. A decrease of $0.5 million was due to the cash collections received on the finance lease receivable and a decrease of $0.1 million was due to the amortization of debt placement fees of $36,000 and prepaid expenses of $48,000.

Accounts payable and accrued expenses increased $0.4 million during the year ended December 31, 2005 due to the timing of payments to vendors.

Due to affiliates decreased $0.1 million during the year ended December 31, 2005 due to reduced management fees owed to the affiliate caused by lower lease revenues.

Reserve for repairs decreased $1.6 million during the year ended December 31, 2005. A decrease of $1.3 million was due to the sale of two commercial aircraft with engine reserves totaling $1.3 million. These reserves were reversed and included as additional gain on disposition of these aircraft. Additionally, reserve for repairs decreased $0.3 million due to the cash payments for the dry-docking of the Fund's marine vessel of $0.9 million being partially offset by an increase of $0.6 million in the dry dock accruals for the Fund's marine vessel.

Lessee deposits and prepaid reserves decreased $0.6 million during 2005 due to the security deposit of $0.3 million from an aircraft lessee being offset against other receivables and decreased $0.3 million due to the timing of prepaid lease payments being received from lessees.

Note payable decreased $10.0 million during the year ended December 31, 2005. In January 2005, the Fund prepaid its outstanding note payable plus accrued interest of $6,000. There was no pre-payment penalty associated with the payment of the note payable.

During 2005, cash distributions declared and paid totaled $35.0 million ($7.05 per Class A membership unit) to the Class A members and $6.3 million to the Manager.

The Manager has not planned any expenditures, nor is it aware of any contingencies that would cause it to require any additional capital over that mentioned above.

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

Asset lives and depreciation methods: The Fund’s primary business involves the purchase and subsequent lease of long-lived transportation and related equipment. The Manager has chosen asset lives that it believes correspond to the economic life of the related asset. Depreciation is computed using the double-declining balance method, taking a full month's depreciation in the month of acquisition based upon estimated useful lives of 12 years for all equipment. The depreciation method changes to straight line when annual depreciation expense using the straight-line method exceeds that calculated by the double-declining balance method. The Manager has chosen a deprecation method that it believes matches the benefit to the Fund from the asset with the associated costs. These judgments have been made based on the Manager’s expertise in each equipment segment that the Fund operates. If the asset life and depreciation method chosen does not reduce the book value of the asset to at least the potential future cash flows from the asset to the Fund, the Fund would be required to record an impairment loss. Likewise, if the net book value of the asset was less than the economic value, the Fund may record a gain on sale upon final disposition of the asset.

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

(F) Results of Operations -- Year to Year Detail Comparison

Comparison of the Fund's Operating Results for the Years Ended December 31, 2005 and 2004

(a) Owned Equipment Operations

Lease revenues less operations support on owned equipment decreased during the year ended December 31, 2005, compared to the year ended December 31, 2004. Gains from the disposition of equipment, interest and other income and certain expenses such as management fees to affiliate, depreciation, general and administrative expenses and provision for (recovery of) bad debts relating to the operating segments (see Note 6 to the financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations but the result of owning a portfolio of equipment. The following table presents lease revenues less operations support by segment (in thousands of dollars):

	For the Years Ended December 31,
	2005	2004
Marine containers	$4,262	$4,714
Marine vessel	3,819	4,652
Aircraft	408	1,053
Trailers	(1)	(3)

Marine containers: Marine container lease revenues and operations support were $4.3 million and $42,000, respectively, for the year ended December 31, 2005, compared to $4.8 million and $0.1 million, respectively, during 2004. The decrease in lease revenues of $0.5 million during the year ended December 31, 2005 compared to 2004 was due to lower lease rates earned on the Fund's marine containers due to the conversion of a portion of the Fund's marine containers from a fixed term lease to one based on utilization. As lease rates are lower today than when the fixed rate lease was entered into several years ago, this resulted in a decrease in lease revenues.

Marine vessel: Marine vessel lease revenues and operations support were $9.6 million and $5.8 million, respectively, for the year ended December 31, 2005, compared to $10.7 million and $6.0 million, respectively, during 2004. Lease revenues decreased $1.1 million due to this marine vessel being off-hire approximately 45 days during 2005 while undergoing dry docking. Direct operating expenses decreased $0.2 million which resulted from lower voyage expenses due to this marine vessel undergoing dry docking during 2005. A similar event did not occur during 2004.

Aircraft: Aircraft lease revenues and operations support were $ 0.6 million and $0.1 million, respectively, for the year ended December 31, 2005, compared to $1.1 million and $34,000, respectively, during the 2004. A decrease in contribution of $0.6 million was due to the disposition of the Fund's aircraft during 2005 and 2004.

(b) Interest and Other Income

Interest and other income decreased $0.3 million in the year ended December 31, 2005 compared to 2004. During 2004, a former aircraft lessee agreed to pay $0.6 million as a settlement for not returning leased aircraft in the condition required in the lease agreement which was included in other income. A similar event did not occur during 2005. This decrease was partially offset by increased interest income of $0.4 million due to higher cash balances compared to 2004.

(c) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $4.9 million for the year ended December 31, 2005 decreased from $5.3 million for the same period in 2004. Significant variances are explained as follows:

(i) A $0.9 million decrease in interest expense was due to lower average borrowings outstanding during the year ended December 31, 2005 compared to the same period in 2004. The Fund repaid its outstanding debt in full in the first quarter of 2005;

(ii) A $0.5 million decrease in depreciation expense from 2004 levels reflecting a decrease of $0.4 million caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned and a decrease of $0.1 million due to disposition of equipment during 2005 and 2004;

(iii) General and administrative expenses decreased $0.4 million during the year ended December 31, 2005 compared to 2004. A decrease of $0.2 million was due to lower administrative costs relating to the return of aircraft and a decrease of $0.1 million due to lower administrative costs;

(iv) A $0.2 million decrease in management fees to affiliate was due to lower lease revenues being earned during the year ended December 31, 2005 compared to 2004; and

(v) Provision for (recovery of) bad debts decreased $1.7 million during the year ended December 31, 2005 compared to 2004. During 2005, provision for bad debts of $0.2 million was primarily related to one aircraft lessee that declared bankruptcy. During 2004, recovery of bad debts of $1.5 million was due to the collection of receivables from another aircraft lessee that had been previously reserved for as a bad debt.

(d) Net Gain on Disposition of Owned Equipment

Net gain on disposition of owned equipment for the year ended December 31, 2005 totaled $2.6 million which resulted from the sale of commercial aircraft and marine containers with a net book value of $0.3 million for proceeds of $1.7 million. The gain on disposition of $2.6 million included the reversal of $1.3 million unused engine reserves related to the sold commercial aircraft. Net gain on disposition of owned equipment for the year ended December 31, 2004 totaled $1.9 million which resulted from the disposition of a commercial aircraft, marine containers, and a trailer with a net book value of $0.2 million for proceeds of $1.1 million and the reversal of $0.9 million of unused engine reserves.

(e) Equity in Net Income of Equity Investments

Equity in net income of equity investments represents the Fund's share of the net income generated from the operation of jointly owned assets accounted for under the equity method of accounting. These entities are single purpose and have no debt or other financial encumbrances.

The following equity investments discussion is based on the Fund's proportional share of revenues, depreciation and general and administrative expenses in the equity investments:

As of December 31, 2005, the Fund owned interests in two trusts that each own a commercial aircraft. As of December 31, 2004, the Fund owned interests in two trusts that each own a commercial aircraft and an interest in an entity owning other aircraft related assets. The entity owning aircraft related assets was dissolved in the fourth quarter of 2005.

During the years ended December 31, 2005 and 2004, lease revenues of $1.2 million from the two trusts that each own a commercial aircraft were partially offset by depreciation expense, direct expenses, and general and administrative expenses of $0.7 million. During the year ended December 31, 2005, contribution from an entity owning other assets was $1,000 compared to $42,000 during the 2004.

(f) Income (Loss) from Operation of Discontinued Operations

During the year ended December 31, 2005, the Fund's railcar operations, which are being accounted for as a discontinued operation, generated income from operations of $0.2 million compared to a loss of $0.8 million during 2004.

(g) Gain on Disposition of Discontinued Operations

The Fund had a gain on disposition of discontinued operations from the sale of its railcar assets of $9.9 million in the year ended December 31, 2005 compared to $-0- during 2004.

(h) Net Income

As a result of the foregoing, the Fund had net income of $17.2 million for the year ended December 31, 2005, compared to net income of $7.6 million during 2004. The Fund's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Fund's performance in the year ended December 31, 2005 is not necessarily indicative of future periods.

(G) Geographic Information

Certain of the Fund’s equipment operates in international markets. Although these operations expose the Fund to certain currency, political, credit and economic risks, the Manager believes these risks are minimal or has implemented strategies to control the risks. Currency risks are at a minimum because all invoicing is conducted in United States (US) dollars. Political risks are minimized by avoiding countries that do not have a stable judicial system and established commercial business laws. Credit support strategies for lessees range from letters of credit supported by US banks to cash deposits. Although these credit support mechanisms generally allow the Fund to maintain its lease yield, there are risks associated with slow-to-respond judicial systems when legal remedies are required to secure payment or repossess equipment. Economic risks are inherent in all international markets and the Manager strives to minimize this risk with market analysis prior to committing equipment to a particular geographic area. Refer to Note 7 to the financial statements for information on the lease revenues, net income and net book value of equipment in the various geographic regions.

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

The Fund's owned equipment and partially owned equipment on lease to US-domiciled lessee consists of trailers and interests in entities that own aircraft. During 2005, US lease revenues accounted for 8% of the total lease revenues from wholly and jointly owned equipment. This region reported a net income of $0.4 million.

The Fund's owned equipment that were on lease to South American-domiciled lessees consisted of two aircraft. During 2005, South American lease revenues accounted for 3% of the total lease revenues from wholly and jointly owned equipment, while this region reported a net income of $2.4 million. Net income from this region resulted primarily from the gain on sale of owned aircraft of $2.2 million.

The Fund's owned equipment on lease to lessees in the rest of the world consists of a marine vessel and marine containers. The marine vessel and marine containers were moved on a regular basis to locations throughout the world. During 2005, lease revenues from these operations accounted for 88% of the total lease revenues of wholly and jointly-owned owned equipment, while this region reported a net income of $4.7 million.

(H) Inflation

Inflation had no significant impact on the Fund's operations during 2005 or 2004.

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

Factors affecting the Fund’s contribution during the year 2006 and beyond include:

(1) Demand for marine containers is closely tied to worldwide economic conditions. Utilization of the Fund's marine containers is expected to be in the low 90% range for at least the first six months of 2006. Marine container manufacturers have recently seen an increase in their inventory of marine containers. This increase may result in a decrease in utilization and lease rates earned on the Fund's marine containers;

(2) The Fund’s owned marine vessel is a double-hull product tanker which operates in international markets carrying a variety of clean product/chemical liquid cargoes. Demand for product and chemical shipping is closely tied to worldwide economic growth patterns.

In 2006, the Fund's product tanker was leased for five years on a sales-type lease. At the end of the lease, ownership will be transferred to the lessee. This marine vessel will operate primarily in the vegetable and palm oil trades;

(3) Market demand for and used aircraft has been severely impacted by the poor financial condition of the airline industry.

The Manager believes that the commercial aviation industry is recovering from several years of reduced travel; however, the Manager views the recovery with caution as major increases in the cost of fuel has added another factor to the poor financial condition of the airlines. The Manager believes that stabilization of fuel prices will be critical for the recovery in the airline industry to continue.

The Fund has an interest in two aircraft on lease to a major US airline. While the Manager is not aware of any specific liquidity problems in regards to this lessee, the poor financial condition of the US airline industry, which has included several bankruptcies in the last twelve months, indicate there could be collection issues related to this lessee in the future;

(4) The timing and amount of future cash distributions to the Class A and Class B Members will be based on the cash position of the Fund and operational requirements. The Manager does not expect to make a cash distribution until the Fund has significant additional asset dispositions; and

(5) Beginning in 2006, in order to prevent the Fund from being considered publicly traded and to avoid taxation of the Fund as an association treated as a corporation under the Internal Revenue Code, the Manager began limiting the number of Class A units to be traded to 2% per year of the total outstanding units.

Several other factors may affect the Fund's operating performance in 2006 and beyond, including changes in the markets for the Fund's equipment and changes in the regulatory environment in which the equipment operates.

(1) Re-pricing Risk

The Fund's marine vessel and certain marine containers will be remarketed in 2006 as existing leases expire, exposing the Fund to re-pricing risk/opportunity.

(2) Equipment Liquidations

The Manager may elect to sell certain under-performing equipment or equipment whose continued operation may become prohibitively expensive. In either case, the Manager intends to re-lease or sell equipment at prevailing market rates; however, the Manager cannot predict these future rates with any certainty at this time, and cannot accurately assess the effect of such activity on future Fund performance. The proceeds from equipment dispositions will be used to fund operations and make cash distributions to the members.

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

(K) Distribution Levels and Additional Capital Resources

The Fund's initial contributed capital was composed of the proceeds from its initial offering of $100.0 million, supplemented by permanent debt in the amount of $25.0 million. The Fund may no longer purchase equipment with cash flow from operations. The Manager has not planned any expenditures, nor is it aware of any contingencies that would cause it to require any additional capital to that mentioned above. The Fund intends to rely on operating cash flow to meet its operating obligations and make cash distributions to its members.

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

The Manager believes that sufficient cash flow will be available in the future to meet Fund operating cash flow requirements.

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

None.

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

ITEM 8B. OTHER INFORMATION

(A) Reports on Form 8-K

(1)  Form 8-K dated October 31, 2005, announcing a cash distribution to the members.

(2)  Form 8-K dated November 15, 2005 announcing the sale of PLM Financial Services, Inc. and the announcement of elections of officers and appointments of directors of PLM Financial Services, Inc.

PART III

ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS OF PLM FINANCIAL SERVICES, INC.

As of the date of this annual report, the directors and executive officers of PLM Financial Services, Inc. are as follows:

Name	Age	Position

Paul M. Leand, Jr,	39	Chairman of the Board of Directors, President and Secretary of PLM Financial Services, Inc.

Michael Dockman	42	Director, PLM Financial Services, Inc.

James G. Dolphin	38	Director, PLM Financial Services, Inc.

Richard K Brock	43	Chief Financial Officer, PLM Financial Services, Inc.

Paul M. Leand, Jr, 39, was elected in November 2005 as the Chairman of the Board of Directors and appointed the President and Secretary of PLM Financial Services, Inc.(FSI). Mr. Leand joined the predecessor of AMA Capital Partners LLC (AMA) in 1998 and has been AMA’s CEO since 2004. Mr. Leand developed AMA’s restructuring practice in the maritime industry and has led many mergers and acquisitions. Mr. Leand has extensive experience in structuring leasing and debt facilities. Prior to joining AMA, Mr. Leand was employed at The First National Bank of Maryland where he managed the bank’s railroad and maritime divisions.

Michael Dockman, 42, was elected in November 2005 to FSI’s board of directors. Mr. Dockman joined AMA Capital Partners in 2005 as a Managing Director. Mr. Dockman is involved in merger and acquisitions and structured financings in the domestic transportation marketplace. Prior to joining AMA, Mr. Dockman was with Railroad Financial Corporation, a leading investment bank focused on the rail industry.

James G. Dolphin, 38, was elected in November 2005 to FSI’s board of directors. Mr. Dolphin joined AMA in 2001 and is AMA’s President. Mr. Dolphin is involved in AMA’s strategic advisory work in the shipping industry. Prior to joining AMA, Mr. Dolphin led the global freight transportation management consulting practice at Booz Allen Hamilton.

Richard K Brock, 43, was appointed Chief Financial Officer of PLM Financial Services, Inc. in August 2002. From June 2001 through August 2002, Mr. Brock was a consultant to various leasing companies including PLM Financial Services, Inc. From October 2000 through June 2001, Mr. Brock was a Director of PLM Financial Services, Inc. Mr. Brock was appointed Vice President and Chief Financial Officer of PLM International, Inc. and PLM Financial Services, Inc. in January 2000, having served as Acting Chief Financial Officer since June 1999 and as Vice President and Corporate Controller of PLM International, Inc. and PLM Financial Services, Inc. since June 1997. Prior to June 1997, Mr. Brock served as an accounting manager at PLM Financial Services, Inc. beginning in September 1991 and as Director of Planning and General Accounting beginning in February 1994.

The directors of PLM Financial Services, Inc. are elected for a one-year term or until their successors are elected and qualified. No family relationships exist between any director or executive officer of PLM Financial Services, Inc..

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

ITEM 10. EXECUTIVE COMPENSATION

The Fund has no directors, officers, or employees.  The Fund has no pension, profit sharing, retirement, or similar benefit plan in effect as of December 31, 2005.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(A) Security Ownership of Certain Beneficial Owners

The Manager is generally entitled to a 1% interest in profits and losses and a 15% interest in the Fund's cash distributions, subject to certain allocation of income provisions. After the investors received cash equal to their original capital contribution, the Manager's interest in the distributions of the Fund increased to 25%. With the cash distribution made in November 2005, most Class A members have now received cash distributions equal to or greater than their original capital contribution and thus, the Manager's share of the cash distribution related to these members has increased to 25%.

As of December 31, 2005, no investor was known by the Manager to beneficially own more than 5% of the units of the Fund.

(B) Security Ownership of Management

Neither the Manager and its affiliates nor any executive officer or director of the Manager and its affiliates owned any units of the Fund as of December 31, 2005.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others

During 2005, the Fund paid or accrued the following fees to FSI or its affiliates: management fees - $0.7 million; and administrative and data processing services performed on behalf of the Fund - $0.2 million.

During 2005, the Fund's discontinued operations paid or accrued the following fees to FSI or its affiliates: management fees, $0.2 million; and administrative and data processing services performed on behalf of the Fund $0.3 million.

During 2005, the equity investments paid or accrued the following fees to FSI or its affiliates (based on the Fund’s proportional share of ownership): management fees - $0.1 million; and administrative and data processing services - $8,000.

The balance due to affiliates as of December 31, 2005, of $0.2 million is due to FSI for management fees.

ITEM 13. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A) 1. Financial Statements

The financial statements listed in the accompanying Index to Financial Statements are filed as part of this Annual Report on Form 10-KSB.

(B) Financial Statement Schedule

None.

(C) Exhibits

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

10.4
Modification of Settlement Agreement between PLM Worldwide Leasing Corp. and Varig S.A. dated September 24, 2004, incorporated by reference to the Fund’s Form 10-KSB dated December 31, 2004 filed with the Securities and Exchange Commission on March 30, 2005.

14	PLM Financial Services Inc. Code of Ethics incorporated by reference to the Fund’s Form 10-KSB dated December 31, 2003 filed with the Securities and Exchange Commission on March 29, 2004.

31.1	Certificate of President of the Manager pursuant to Section 302 of Sarbanes - Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer of the Manager pursuant to Section 302 of Sarbanes - Oxley Act of 2002.

32.1	Certificate of President of the Manager Partner pursuant to Section 906 of Sarbanes - Oxley Act of 2002.

32.2	Certificate of Chief Financial Officer of the Manager pursuant to Section 906 of Sarbanes - Oxley Act of 2002.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The table below list principal accountant fees and services (in thousands of dollars):

Audit	Audit	Tax	All Other
Fees	Related Fees	Fees	Fees

Year Ended December 31, 2005	$113	$--	$--	$--

Year Ended December 31, 2004	$70	$--	$--	$--

It is the policy of the Board of Directors that it pre-approves all of the services described above in this Item 14.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Fund has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Fund has no directors or officers.  The Manager has signed on behalf of the Fund by duly authorized officers.

Dated: March 29, 2006	PROFESSIONAL LEASE MANAGEMENT INCOME
FUND I, L.L.C.

	By:	PLM Financial Services, Inc.
General Partner

	By:	/s/ Paul M. Leand
Paul M. Leand
President

	By:	/s/ Richard K Brock
Richard K Brock
Chief Financial Officer

CERTIFICATION

The undersigned hereby certifies, in their capacity as a director of the Manager of Professional Lease Management Income Fund I, L.L.C. (the Fund), that the Annual Report of the Fund on Form 10-KSB for the year ended December 31, 2005, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Fund at the end of such period and the results of operations of the Fund for such period.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following directors of the Fund's Manager on the dates indicated.

Name	Capacity	Date

/s/ Paul M. Leand
Paul M. Leand	Director, FSI	March 29, 2006

/s/ Michael Dockman
Michael Dockman	Director, FSI	March 29, 2006

/s/ James G. Dolphin
James G. Dolphin	Director, FSI	March 29, 2006

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I
(A Limited Liability Company)
INDEX TO FINANCIAL STATEMENTS

(Item 13(a))

Page

Report of independent registered public accounting firm	22

Balance sheets as of December 31, 2005 and 2004	23

Statements of income for the years ended
December 31, 2005 and 2004	24

Statements of changes in members' equity for the years ended
December 31, 2005 and 2004	25

Statements of cash flows for the years ended
December 31, 2005 and 2004	26

Notes to financial statements	27-40

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members
Professional Lease Management Income Fund I, L.L.C.:

We have audited the accompanying balance sheets of Professional Lease Management Income Fund I, L.L.C., a Delaware Limited Liability Company (the Fund), as of December 31, 2005 and 2004, and the related statements of income, changes in members' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Fund is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund's internal control over financial reporting. Accordingly, we express no such opinion. The audits also include examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Professional Lease Management Income Fund I, L.L.C. at December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

New York, New York
March 24, 2006

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
BALANCE SHEETS
December 31,
(in thousands of dollars, except unit amounts)

Assets	2005	2004

Equipment held for operating leases, net	$46,505	$57,908
Less accumulated depreciation	(32,240)	(40,329)
Net equipment	14,265	17,579

Cash and cash equivalents	4,343	15,646
Accounts and other receivables, less allowance for doubtful
accounts of $15 in 2005 and $-0- in 2004	2,310	3,334
Equity investments in affiliated entities	200	904
Other assets, net of accumulated amortization of
$-0- in 2005 and $141 in 2004	508	1,111
Assets held for sale	27	19,356

Total assets	$21,653	$57,930

Liabilities and members’ equity

Liabilities

Accounts payable and accrued expenses	$548	$149
Due to affiliates	166	223
Note payable	--	10,000
Reserve for repairs	198	1,756
Lessee deposits and prepaid revenues	343	948
Liabilities held for sale	43	361
Total liabilities	1,298	13,437

Commitments and contingencies

Members' equity:

Class A members (4,971,311 units outstanding)	20,355	44,493
Class B member	--	--
Total members' equity	20,355	44,493

Total liabilities and members' equity	$21,653	$57,930

See accompanying notes to financial statements.

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
STATEMENTS OF INCOME
For the Years Ended December 31,
(in thousands of dollars, except weighted-average Class A unit amounts)

	2005	2004
Revenues
Lease revenue	$14,492	$16,607
Interest and other income	492	798
Gain on disposition of equipment	2,642	1,873
Loss on disposition of equipment	--	(2)
Total revenues	17,626	19,276

Expenses
Depreciation	2,996	3,538
Operations support	6,004	6,191
Management fees to affiliate	706	953
Interest expense	42	973
General and administrative expenses
to affiliates	193	98
Other general and administrative expenses	767	1,222
Provision for (recovery of) bad debts	203	(1,483)
Total expenses	10,911	11,492

Equity in net income of equity investments	468	602

Income from continuing operations	7,183	8,386

Discontinued operations:
Income (loss) from operation of discontinued operations	178	(778)
Gain on disposition of discontinued operations	9,865	--
Income (loss) from discontinued operations	10,043	(778)

Net income	$17,226	$7,608

Members' share of net income

Class A members	$10,910	$7,608
Class B member	6,316	--

Total	$17,226	$7,608

Class A members' basic earnings (loss)
per weighted-average unit:
Income from continuing operations	$0.17	$1.69
Income (loss) from operation of discontinued operations	0.04	(0.16)
Gain on disposition of discontinued operations	1.98	--
	$2.19	$1.53

See accompanying notes to financial statements.

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
STATEMENTS OF CHANGES IN MEMBERS' EQUITY
For the Years Ended December 31, 2005 and 2004
(in thousands of dollars)

	Class A	Class B	Total

Members' equity as of December 31, 2003	$36,885	$--	$36,885

Net income	7,608	--	7,608

Members' equity as of December 31, 2004	44,493	--	44,493

Net income	10,910	6,316	17,226

Cash distribution	(35,048)	(6,316)	(41,364)

Members' equity as of December 31, 2005	$20,355	$--	$20,355

See accompanying notes to financial statements.

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
STATEMENTS OF CASH FLOWS
For the Years Ended December 31,
(in thousands of dollars)

	2005	2004

Operating activities
Net Income (Revised)	$17,226	$7,608
Adjustments to reconcile net income
to net cash provided by (used in) operating activities:
Depreciation	2,996	3,538
Amortization of debt placement costs	36	18
Provision for (recovery of) bad debts	203	(1,483)
Net gain on disposition of equipment	(2,642)	(1,871)
Equity in net income from equity investments	(468)	(602)
Distributions from equity investments	1,172	1,126
Changes in operating assets and liabilities:
Accounts and other receivables	821	1,288
Other assets	27	774
Accounts payable and accrued expenses	399	(361)
Due to affiliates	(57)	(16)
Reserve for repairs	(1,558)	84
Lessee deposits and prepaid revenues	695	(690)
Cash provided by operating activities of continuing operations	18,850	9,413
Cash (used in) provided by operating activities of discontinued
operations	(8,551)	2,128
Net cash provided by operating activities	10,299	11,541

Investing activities
Decrease in restricted cash	--	60
Collections on finance lease receivable	538	305
Proceeds from disposition of equipment	1,662	1,144
Cash provided by investing activities of continuing operations	2,200	1,509
Cash provided by investing activities of discontinued operations	27,562	1,358
Net cash provided by investing activities	29,762	2,867

Financing activities
Payments of notes payable	(10,000)	(3,000)
Cash distribution to Class A members	(35,048)	--
Cash distribution to Class B member	(6,316)	--
Net cash used in financing activities	(51,364)	(3,000)

Net (decrease) increase in cash and cash equivalents	(11,303)	11,408
Cash and cash equivalents at beginning of period	15,646	4,238
Cash and cash equivalents at end of period	$4,343	$15,646

Supplemental information
Interest paid	$6	$956

See accompanying notes to financial statements.

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
NOTES TO FINANCIAL STATEMENTS

1. Basis of Presentation

Organization

Professional Lease Management Income Fund I, L.L.C., a Delaware Limited Laibility Company (the Fund), was formed on August 22, 2994, to engage in the business of owning, leasing, or otherwise investing in predominantly used transportation and related equipment.

PLM Financial Services, Inc. (FSI) is the Manager and Class B Member of the Fund. On November 15, 2005, PLM International, Inc., the former parent company of FSI, sold all the issued and outstanding shares of common stock of FSI to AMA CP Fund I Inc.

The Manager manages the affairs of the Fund. The Manager paid out of its own corporate funds (as a capital contribution to the Fund) all organization and syndication expenses incurred in connection with the offering; therefore, 100% of the net cash proceeds received by the Fund from the sale of Class A Units were used to purchase equipment and establish any required cash reserves. For its contribution, the Manager is generally entitled to a 1% interest in profits and losses and 15% interest in the Fund's cash distributions subject to certain special allocation provisions (see Net Income and Distributions below). After the investors receive cash distributions equal to their original capital contributions, the Manager's interest in the cash distributions of the Fund will increase to 25%.

The Fund will terminate on December 31, 2010, unless terminated earlier upon sale of all equipment or by certain other events. The Fund may not reinvest cash flow generated from operations after January 1, 2003 into additional equipment.

The Fund's consolidated financial statements contained in the 2005 annual report have been prepared in accordance with the requirements for a Small Business Issuer as prescribed by Regulation S-B under the Securities Exchange Act of 1934. Generally, a Small Business Issuer cannot file under Regulation S-B if its annual revenues or public float exceed $25.0 million for two consecutive years.

Estimates

These financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. This requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from these estimates.

Accounting for Leases

The Fund's leasing operations generally consist of operating leases. Under the operating lease method of accounting, the lessor records the leased asset at cost and depreciates the leased asset over its estimated useful life. Rental payments are recorded as revenue on a straight-line basis over the lease term as earned. Lease origination costs are capitalized and amortized over the term of the lease. The Fund occasionally leases equipment with lease terms that qualify for direct finance lease classification, as required by Statement of Financial Accounting Standards No. 13, “Accounting for Leases”.

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
NOTES TO FINANCIAL STATEMENTS

1. Basis of Presentation (continued)

Revenue Recognition

Revenues are generally earned by placing the equipment under operating leases. A portion of the Fund's marine containers are leased to operators of utilization-type leasing pools that include equipment owned by unaffiliated and affiliated parties. In such instances, revenues earned by the Fund consist of a specified percentage of the total revenues generated by leasing the pooled equipment to sublessees after deducting certain direct operating expenses of the pooled equipment. Rents for the remaining equipment are based on fixed rates.

Depreciation and Amortization

Depreciation of equipment held for operating leases is computed on the double-declining balance method taking a full month's depreciation in the month of acquisition, based upon estimated useful lives of 12 years unless the economic life of the equipment is less. Certain aircraft are depreciated under the double-declining balance method over the lease term which approximates their economic life. The depreciation method changes to straight line when the annual depreciation expense using the straight-line method exceeds that calculated by the double-declining balance method. Major expenditures that are expected to extend the useful lives or reduce future operating expenses of equipment are capitalized and amortized over the estimated remaining life of the equipment.

Debt placement fees were included in other assets and were amortized over the term of the related loan using the straight-line method that approximated the effective interest method and are included in interest expense in the accompanying statements of income. (see Note 11 to the financial statements)

Equipment

Equipment held for operating leases is recorded at cost and depreciated over its useful life.

The Fund evaluates long-lived assets for impairment whenever events or circumstances indicate that the carrying values of such assets may not be recoverable such as when cash-flows decrease, there are unexpected maintenance issues or when economic conditions in which the equipment operate deteriorates. Losses for impairment are recognized when the undiscounted cash flows estimated to be realized from a long-lived asset are determined to be less than the carrying value of the asset and the carrying amount of long-lived assets exceeds their fair values. The determination of fair value for a given investment requires several considerations, including but not limited to, income expected to be earned from the asset, estimated sales proceeds, and holding costs excluding interest.

The estimate of the fair value of the Fund’s owned equipment and equipment owned by entities in which the Fund has an equity interest is based on the opinion of the Fund’s equipment managers using data, reasoning and analysis of prevailing market conditions of similar equipment, data from recent purchases, independent third party valuations and discounted cash flows.

Equity Investments in Affiliated Entities

The Fund has interests in equity investments that own transportation equipment and other transportation related assets. These entities do not have any debt or other financial encumbrances. All major business decisions for these entities must be decided by a unanimous vote of the owners. Accordingly, the Fund does not control these entities and these entities are accounted for using the equity method.

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

Discontinued Operations

During 2005, the Fund sold all of its remaining railcars. Consequently, the results from this operation have been classified as discontinued operations for all periods presented. Assets and liabilities from discontinued operations have been classified as assets and liabilities held for sale for all periods presented. (see Note 2 to the financial statements)

Repairs and Maintenance

Repairs and maintenance costs related to marine vessels are usually the obligation of the Fund and are charged against operations as incurred. Costs associated with marine vessel dry-docking are estimated and accrued ratably over the period prior to such dry-docking. If a marine vessel is sold and there is a balance in the dry-docking reserve account for that marine vessel, the balance in the reserve account is included as additional gain on disposition. Maintenance costs of aircraft and marine containers are the obligation of the lessee. To meet the maintenance requirements of aircraft airframes and engines, reserve accounts are prefunded by certain lessees over the period of the lease based on the number of hours this equipment is used, times the estimated rate to repair this equipment. If repairs exceed the amount prefunded by the lessee, the Fund has the obligation to fund and accrue the difference. If an aircraft is sold and there is a balance in the reserve account for repairs to that aircraft, the balance in the reserve account is included as additional gain on disposition. The aircraft reserve accounts and marine vessel dry-docking reserve accounts are included in the accompanying balance sheets as reserve for repairs.

Net Income and Distributions

The net profits and losses of the Fund are generally allocated 1% to the Class B Member and 99% to the Class A Members. The Class B Member or Manager will be specially allocated (i) 100% of the Fund’s organizational and offering cost amortization expenses and (ii) income equal to the excess of cash distribution over the Manager‘s 1% share of net profits. The effect on the Class A Members of this special income allocation will be to increase the net loss or decrease the net profits allocable to the Class A Members by an equal amount. During 2005, the Manager received a special allocation of income of $6.1 million (in 2004, a special allocation of loss of $0.1 million was allocated to the Manager) in excess of its prorata ownership share. Cash distributions of the Fund are generally allocated 85% to the Class A Members and 15% to the Manager and may include amounts in excess of net income. After the Class A members receive cash distributions equal to their original capital contributions, the Manager's interest in the cash distributions of the Fund will increase to 25%. With the distribution made in November 2005, most Class A members have now received cash distributions equal to or in excess of their original capital contributions and thus, the Manager's share of the cash distributions related to these members has increased to 25%. The Class A Members' net income (loss) is allocated among the Class A Members based on the number of Class A units owned by each member and on the number of days of the year each member is in the Fund. (see Note 8 to the financial statements)

Cash distributions are recorded when declared.

For the year ended December 31, 2005, cash distributions declared and paid totaled $35.0 million to the Class A Members ($7.05 per Class A unit) and $6.3 million to the Class B Member. No cash distributions were declared or paid to the Class A Members or the Class B Member during 2004. (see Note 8 to the financial statements)

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
NOTES TO FINANCIAL STATEMENTS

1. Basis of Presentation (continued)

Basic Earnings (Loss) Per Weighted-Average Class A Unit

Basic earnings (loss) per weighted-average Class A unit was computed by dividing income from continuing operations, income (loss) from operation of discontinued operations and the gain on disposition of discontinued operations attributable to Class A members by the weighted-average number of Class A membership units deemed outstanding during the year. The weighted-average number of Class A units deemed outstanding during the years ended December 31, 2005 and 2004 was 4,971,311. (see Note 8 to the financial statements) All special allocations of income to the Manager are included in basic earnings from continuing operations.

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

Fair Value of Financial Instruments

The Fund's financial instruments consisted of cash and cash equivalents, accounts and other receivables, accounts payable and accrued expenses, due to affiliates and note payable. The fair value of cash and cash equivalents, accounts and other receivables, accounts payable and accrued expenses and due to affiliates approximate book value due to their short-term nature. The fair value of the Fund's note payable at December 31, 2004 approximated its book value as the fixed rate on the debt approximated the then current market rate for similar debt. This note payable was repaid in 2005. (see Note 11 to the financial statements)

Comprehensive Income

The Fund’s comprehensive income is equal to net income for the years ended December 31, 2005 and 2004.

Statements of Cash Flows

In the Fund's December 31, 2005 Form 10-KSB, the Fund has reconciled to cash flow from operations beginning with the caption "Net income". In the Fund's September 30, 2005 filing of the Form 10-QSB, the reconciliation began with "Income from continuing operations".

New Accounting Standards

In December 2004, Financial Accounting Standards Board issued Statement 153, "Exchanges of Non-monetary Assets" (Statement 153), an amendment of Accounting Principles Board Opinion No. 29. Statement 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Statement 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance - that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity.  The Manager does not believe the adoption of Statement 153 will have a significant effect on the Fund's financial statements.

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
NOTES TO FINANCIAL STATEMENTS

1. Basis of Presentation (continued)

Reclassifications

Certain amounts previously reported have been reclassified to conform to the 2005 presentations. These reclassifications did not have any effect on total assets, total liabilities and net income.

2. Discontinued Operations

During 2005, the Fund and several affiliated entities (collectively, the Sellers), entered into an Asset Purchase Agreement to sell the railcar business of the Sellers, which included railcars owned and leased by the Sellers as well as management contracts pursuant to which the Sellers managed the railcars of third parties. The sale of the railcar business was completed on August 18, 2005.

The Fund received net proceeds of $26.8 million from the disposition of its railcar assets resulting in a gain on disposition of discontinued operations of $9.9 million. The amount received by the Fund was based on the appraised value of the railcars sold by the Fund to the purchaser, as determined by an independent third party appraiser. During the third quarter of 2005, some immaterial costs for bonuses that were paid are included in general and administrative expenses.

Accordingly, the Fund's railcar leasing operations is accounted for as a discontinued operation.

Income (loss) from operation of discontinued operations for the years ended December 31 are as follows (in thousands of dollars):

	2005	2004
Revenues
Lease revenue	$2,479	$3,791
Interest and other income	52	6
Gain on disposition of equipment	176	664
Total revenues	2,707	4,461

Expenses
Depreciation	1,508	3,012
Operations support	295	1,251
Management fees to affiliate	169	253
General and administrative expenses
to affiliates	305	393
General and administrative expenses	289	278
(Recovery of) provision for bad debts	(57)	52
Total expenses	2,509	5,239
Income (loss) from operation of
discontinued operations	$198	$(778)

Gain on disposition of discontinued operations	$9,845	$--

Assets and liabilities held for sale as of December 31 are as follows (in thousands of dollars):

Assets	2005	2004
Equipment held for operating leases, net	$--	$19,051
Accounts receivable, net	27	241
Other assets	--	64
Total assets held for sale	$27	$19,356
Liabilities
Account payable and other liabilities	$43	$300
Due to affiliates	--	61
Total liabilities held for sale	$43	$361

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS

2. Discontinued Operations (continued)

Transactions with Manager and Affiliates - Discontinued Operations

During 2005 and 2004, the Fund's discontinued operations incurred these types of costs to FSI or its affiliates; management fees and data processing and administrative expenses. The components of these fees and expenses incurred to FSI or its affiliates were as follows (in thousands of dollars):

	2005	2004
Management fees	$169	$253
Data processing and administrative
expenses	305	393

3. Transactions with Manager and Affiliates

The Fund's owned equipment and interests in equity investments are managed by IMI, under a continuing management agreement. IMI receives a monthly management fee from the Fund for managing the equipment.

The equipment management agreement requires the payment of a monthly management fee attributable to either owned equipment or interests in equipment owned by the entities in which the Fund has an equity investment to be paid to IMI in an amount equal to the lesser of (i) the fees that would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (A) for that equipment for which IMI provides only basic equipment management services, (a) 2% of the gross lease revenues attributable to equipment which is subject to full payout net leases, (b) 5% of the gross lease revenues attributable to equipment that is subject to operating leases, and (B) for that equipment for which IMI provides supplemental equipment management services, 7% of the gross lease revenues attributable to equipment for which IMI provides both management and additional services.

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

During the liquidation phase of the Fund, PLM Transportation Equipment Corp. (TEC), a wholly-owned subsidiary of the Manager, will be entitled to receive an equipment liquidation fee equal to the lesser of (i) 3% of the sales price of equipment sold on behalf of the Fund, or (ii) 50% of the "Competitive Equipment Sale Commission," as defined in the agreement, if certain conditions are met. The Manager does not anticipate that the conditions required to earn this fee will be met.

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
NOTES TO FINANCIAL STATEMENTS

3. Transactions with Manager and Affiliates (continued)

During the years ended December 31, 2005 and 2004, FSI or its affiliates were paid or accrued management fees and the Fund reimbursed FSI or its affiliates for data processing and administrative expenses. The components of these expenses paid or accrued to FSI or its affiliates were as follows (in thousands of dollars):

	Owned Equipment		Equity Investments
	2005	2004	2005	2004
Management fees	$706	$953	$57	$62
Data processing and administrative
expenses	193	98	8	6

The Fund had equity investments in affiliated entities that own equipment and other assets during 2005 and 2004. (see Note 5 to the financial statements)

The balance due to affiliates as of December 31, 2005 and 2004 of $0.2 million is due to FSI for management fees.

4. Equipment

The components of owned equipment as of December 31 are as follows (in thousands of dollars):

Equipment Held for Operating Leases	2005	2004
Marine containers	$29,505	$30,414
Marine vessel	17,000	17,000
Aircraft	--	10,494
	46,505	57,908
Less accumulated depreciation	(32,240)	(40,329)
Net equipment	$14,265	$17,579

Equipment held for operating leases is stated at cost less depreciation and any reductions to the carrying value.

As of December 31, 2005 and 2004, all owned equipment in the Fund’s equipment portfolio was on lease.

During 2005, the Fund disposed of two commercial aircraft and marine containers with a net book value of $0.3 million for proceeds of $1.7 million, and reversed $1.3 million of unused engine reserves related to the sold commercial aircraft which resulted in a total gain on disposition of $2.6 million.

During 2004, the Fund disposed of a commercial aircraft, marine containers, and a trailer with a net book value of $0.2 million for proceeds of $1.1 million and reversed $0.9 million of unused engine reserves related to the sold aircraft which resulted in a gain on disposition of $1.9 million.

Future minimum rentals under non-cancelable operating leases, as of December 31, 2005, for owned equipment held for operating leases during each of the next five years and thereafter is $-0- million in 2006 and thereafter. The Fund's marine containers are leased to operators of utilization-type leasing pools and the Fund's marine vessel is being leased on a sales type lease (see Note 14 to the financial statements). Per diem and short-term rentals consisting of utilization rate lease payments included in revenues amounted to approximately $13.3 million, and $11.3 million in 2005 and 2004, respectively.

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
NOTES TO FINANCIAL STATEMENTS

5. Equity Investments in Affiliated Entities

The Fund owns equipment and other assets jointly with affiliated programs. These are single purpose entities that do not have any debt or other financial encumbrances. The accounting policies followed by the entities in which the Fund has an equity investment are substantially the same as the Fund's accounting policies.

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

The tables below set forth 100% of the assets, liabilities, and equity of the entities in which the Fund has an interest and the Fund’s proportional share of equity in each entity as of December 31, 2005 and 2004 (in thousands of dollars):

	TWA	TWA
	S/N 49183	MD-82
As of December 31, 2005	Trust 1	Trust 2	Total

Assets
Equipment less accumulated depreciation	$--	$419
Total assets	$--	$419
Liabilities
Due to affiliates	$5	$5
Total liabilities	5	5

Equity	(5)	414
Total liabilities and equity	$--	$419

Fund’s share of equity	$(2)	$202	$200

	TWA	TWA	PLM
	S/N 49183	MD-82	Worldwide
As of December 31, 2004	Trust 1	Trust 2	Leasing Corp. 3	Total

Assets
Equipment less accumulated depreciation	$--	$1,677	$--
Cash and cash equivalents	--	--	140
Accounts receivable	50	49	2,228
Other assets	--	--	4
Total assets	$50	$1,726	$2,372
Liabilities
Accounts payable	$--	$--	$2,205
Due to affiliates	8	8	--
Total liabilities	8	8	2,205

Equity	42	1,718	167
Total liabilities and equity	$50	$1,726	$2,372

Fund’s share of equity	$21	$841	$42	$904

1	The Fund owns a 50% interest in the TWA S/N 49183 Trust that owns an MD-82 stage III commercial aircraft.
2   The Fund owns a 50% interest in the TWA MD-82 Trust that owns an MD-82 stage III commercial aircraft.
3   The Fund owned a 25% interest in PLM Worldwide Leasing Corp. that was formed in 1995 and dissolved in 2005 that owned aircraft related assets.

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
NOTES TO FINANCIAL STATEMENTS

5. Equity Investments in Affiliated Entities (continued)

The tables below set forth 100% of the lease revenues and interest and other income, depreciation expense, general and administrative expenses, and net income (loss) of the entities in which the Fund has an interest, and the Fund‘s proportional share of income (loss) in each entity for the years ended December 31, 2005 and 2004 (in thousands of dollars):

	TWA	TWA	PLM
	S/N 49183	MD-82	Worldwide
For the year ended December 31, 2005	Trust 1	Trust 2	Leasing Corp. 3	Total

Lease revenues and interest and other income	$1,152	$1,153	$601
Less: Depreciation expense	--	1,258	--
General and administrative expenses	71	71	590
Net income (loss)	$1,081	$(176)	$11

Fund’s share of net income (loss)	$541	$(74)	$1	$468

	TWA	TWA	PLM
	S/N 49183	MD-82	Worldwide
For the year ended December 31, 2004	Trust 1	Trust 2	Leasing Corp. 3	Total

Lease revenues and interest and other income	$1,250	$1,249
Less: Depreciation expense	--	1,258
General and administrative expenses	74	74
Net income (loss)	$1,176	$(83)

Fund’s share of net income (loss)	$588	$(28)	$42	$602

As of December 31, 2005 and 2004, all equipment owned by the Fund’s equity investments were on lease.

All leased equipment owned by entities in which the Fund has an equity interest is being accounted for as operating leases. The Fund’s proportionate share of future minimum rent under noncancelable leases as of December 31, 2005 for the jointly owned equipment during each of the next five years and thereafter is approximately $1.2 million in 2006; $1.2 million in 2007; $1.0 million in 2008; and none thereafter.

PLM Worldwide Leasing Corp. was dissolved during the fourth quarter of 2005.

6. Operating Segments

The Fund operates or operated in four primary operating segments: marine container leasing, aircraft leasing, marine vessel leasing, and trailer leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers.

1	The Fund owns a 50% interest in the TWA S/N 49183 Trust that owns an MD-82 stage III commercial aircraft.
2   The Fund owns a 50% interest in the TWA MD-82 Trust that owns an MD-82 stage III commercial aircraft.
3.  The Fund owned a 25% interest in PLM Worldwide Leasing Corp. that was formed in 1995 and dissolved in 2005 that owned aircraft related assets.

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
NOTES TO FINANCIAL STATEMENTS

6. Operating Segments (continued)

The Manager evaluates the performance of each segment based on profit or loss from operations before interest expense and certain general and administrative and operations support expenses. The segments are managed separately due to different business strategies for each operation. The accounting policies of the Fund’s operating segments are the same as described in Note 1, Basis of Presentation. There were no intersegment revenues for the years ended December 31, 2005 and 2004.

The following tables present a summary of the operating segments (in thousands of dollars):

	Marine			Marine
For the year ended	Vessel	Aircraft	Trailer	Container
December 31, 2005	Leasing	Leasing	Leasing	Leasing	Other[1]	Total

Revenues
Lease revenue	$9,637	$551	$--	$4,304	$--	$14,492
Interest income and other income	4	12	(17)	--	493	492
Gain on disposition of equipment	--	2,240	--	402	--	2,642
Total revenues	9,641	2,803	(17)	4,706	493	17,626

Expenses
Depreciation	949	--	--	2,047	--	2,996
Operations support	5,818	143	1	42	--	6,004
Management fees to affiliate	481	(16)	26	215	--	706
Interest expense	--	--	--	--	42	42
General and administrative expenses	88	94	--	--	778	960
Provision for bad debts	15	188	--	--	--	203
Total expenses	7,351	409	27	2,304	820	10,911
Equity in net income of equity
investments	--	468	--	--	--	468
Income (loss) from continuing operations	$2,290	$2,862	$(44)	$2,402	$(327)	$7,183

Total assets as of December 31, 2005	$5,573	$200	$--	$11,361	$4,519	$21,653

	Marine			Marine
For the year ended	Vessel	Aircraft	Trailer	Container
December 31, 2004	Leasing	Leasing	Leasing	Leasing	Other[1]	Total

Revenues
Lease revenue	$10,698	$1,087	$27	$4,795	$--	$16,607
Interest income and other income	--	656	--	--	142	798
Gain (loss) on disposition of equipment	--	1,660	(2)	213	--	1,871
Total revenues	10,698	3,403	25	5,008	142	19,276

Expenses
Depreciation	1,028	--	--	2,510	--	3,538
Operations support	6,046	34	30	81	--	6,191
Management fees to affiliate	535	124	54	240	--	953
Interest expense	--	--	--	--	973	973
General and administrative expenses	75	324	37	--	884	1,320
Recovery of bad debts	--	(1,482)	(1)	--	--	(1,483)
Total expenses	7,684	(1,000)	120	2,831	1,857	11,492
Equity in net income of equity
investments	--	602	--	--	--	602
Income (loss) from continuing operations	$3,014	$5,005	$(95)	$2,177	$(1,715)	$8,386

Total assets as of December 31, 2004	$6,358	$1,907	$605	$13,933	$35,127	$57,930

1
Includes certain assets not identifiable to a specific segment such as cash and cash equivalents, certain accounts receivables and other assets and assets held for sale. Also includes certain interest income and costs not identifiable to a particular segment, such as certain general and administrative expenses.

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
NOTES TO FINANCIAL STATEMENTS

7. Geographic Information

The Fund owns equipment that is leased and operated internationally. All of the Fund's leasing transactions are denominated in United States dollars. Gains or losses resulting from foreign currency transactions are included in the results of operations and are not material.

The Fund leases or leased its aircraft and trailers to lessees domiciled in two geographic regions: United States and South America. The marine vessel and marine containers are leased to multiple lessees in different regions that move the equipment on a regular basis to locations throughout the world.

The table below sets forth lease revenue information from continuing operations by geographic region for the owned equipment grouped by domicile of the lessees for the years ended December 31, (in thousands of dollars):

	Owned Equipment
Region	2005	2004
United States	$--	$27
South America	551	1,087
Rest of the world	13,941	15,493
Lease revenues	$14,492	$16,607

The following table sets forth income (loss) information from continuing operations by region for owned equipment and equity investments in affiliated entities for the years ended December 31, are as follows (in thousands of dollars):

	Owned Equipment		Equity Investments
Region	2005	2004	2005	2004
United States	$(44)	$(95)	$468	$602
South America	2,394	4,404	--	--
Rest of the world	4,692	5,191	--	--
Regional income	7,042	9,500	468	602
Administrative and other	(327)	(1,716)	--	--
Income from continuing operations	$6,715	$7,784	$468	$602

The net book value of owned equipment and equity investments in affiliated entities from continuing operations at December 31, are as follows (in thousands of dollars):

	Owned Equipment		Equity Investments
Region	2005	2004	2005	2004
United States	$--	$--	$200	$904
Rest of the world	14,265	17,579	--	--
Net book value	$14,265	$17,579	$200	$904

8. Basic Earnings (Loss) Per Weighted-Average Class A Unit

Basic earnings or loss per weighted-average Class A unit was computed by dividing income from continuing operations, income (loss) from operation of discontinued operations and the gain on disposition of discontinued operations attributable to Class A members by the weighted-average number of Class A units deemed outstanding during the year. The weighted-average number of Class A units deemed outstanding during the years ended December 31, 2005 and 2004 was 4,971,311 units.

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
NOTES TO FINANCIAL STATEMENTS

8. Basic Earnings (Loss) Per Weighted-Average Class A Unit (continued)

All special allocations of income or loss to the Manager are included in the calculation of basic earnings from continuing operations.

Basic earnings or loss per weighted average Class A unit from continuing operations, operations of discontinued operations, gain on disposition of discontinued operations and any special allocations to the Class A members are based on the following for the years ended December 31 (in thousands of dollars, except weighted-average Class A unit amounts):

	2005	2004
Attributable to Class A members:
Basic income from continuing operations	$7,183	$8,386
Special allocation of loss	(6,316)	--
Income from continuing operations attributable to Class A members	867	8,386
Income (loss) from operation of
discontinued operations	178	(778)
Gain on disposition of discontinued operations	9,865	--
Net income	$10,910	$7,608

Weighted average Class A units outstanding	4,971,311	4,971,311
Basic earnings per weighted average Class A unit:
Income from continuing operations	$0.17	$1.69
Income (loss) from operation of
discontinued operations	0.04	(0.16)
Gain on disposition of discontinued operations	1.98	--
Net income per weighted average Class A unit	$2.19	$1.53

9. Accounts and Other Receivables

Accounts and other receivables represent balances due from current or former lessees for unpaid balances incurred from leasing Fund owned equipment. The components of accounts and other receivables as of December 31 were as follows (in thousands of dollars):

	2005	2004

Trade accounts receivables	$2,325	$2,472
Other receivables	--	862
Allowance for doubtful accounts	(15)	--
	$2,310	$3,334

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

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
NOTES TO FINANCIAL STATEMENTS

10. Other Assets

The components of the other assets, net, as of December 31 are as follows (in thousands of dollars):

	2005	2004
Inventory	$272	$253
Prepaid expenses	231	279
Other assets	5	5
Finance lease receivable	--	538
Debt placement fees, net	--	36
	$508	$1,111

In the fourth quarter of 2005, the lessee prepaid the outstanding balance on the finance lease receivable.

11. Debt

In December 1996, the Fund entered into an agreement to issue a $25.0 million long-term note to an institutional investor. The loan was funded in March 1997. The note bore interest at a fixed rate of 7.33% per annum and had a maturity in 2006. Interest on the note was payable semi-annually. The remaining note balance of $10.0 million as of December 31, 2004 was due in two principal payments of $5.0 million on December 31, 2005 and 2006.  The Fund's notes payable, which had a balance of $10.0 million at December 31, 2004, was collateralized by substantially all of the Fund's cash, accounts receivable and equipment.  During January 2005, the Fund prepaid its outstanding note payable of $10.0 million plus accrued interest of $6,000. There was no pre-payment penalty associated with the prepayment of the note payable. The cash for the payment came from operations and equipment dispositions. The Fund expensed the remaining unamortized portion of debt placement fees of $36,000 related to the note payable concurrently with the payment of the debt.

12. Concentrations of Credit Risk

For the years ended December 31, 2005 and 2004, the Fund’s customer that accounted for 10% or more of the total revenues for the owned equipment and jointly owned equipment was Capital Leasing (16% in 2005 and 17% in 2004) which is in the marine container leasing segment.

As of December 31, 2005 and 2004, the Fund’s customers that accounted for 10% or more of the total accounts and other receivables for the owned equipment and jointly owned equipment were Capital Leasing (39% in 2005 and 28% in 2004) and Cronos Group (16% in 2005 and 10% in 2004) both of which are in the marine container leasing segment, Stena Bulk LLC (44% in 2005 and 27% in 2004) which is in the marine vessel leasing segment, and Varig South America (21% in 2004) which was in the aircraft leasing segment.

As of December 31, 2005 and 2004, the Manager believed the Fund had no other significant concentrations of credit risk that could have a material adverse effect on the Fund.

13. Income Taxes

The Fund is not subject to income taxes, as any income or loss is included in the tax returns of the individual members. Accordingly, no provision for income taxes has been made in the financial statements of the Fund.

As of December 31, 2005 and 2004, the financial statement carrying amount of assets and liabilities was approximately $8.9 million and $5.5 million, respectively, lower than the federal income tax basis of such assets and liabilities and the Fund's income was approximately $3.4 million and $8.5 million, respectively, higher than the federal income tax basis. These differences are primarily due to the tax treatment of depreciation, equipment reserves, provisions for bad debts, lessees’ prepaid deposits, and of underwriting commissions and syndication costs.

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
NOTES TO FINANCIAL STATEMENTS

13. Income Taxes (continued)

To prevent the Class A units from being considered publicly traded and thereby to avoid taxation of the Fund as an association treated as a corporation under the Internal Revenue Code, the units will not be transferable without the consent of the Manager, which may be withheld in its absolute discretion. The Manager monitors transfers of units in an effort to ensure that they do not exceed the percentage or number permitted by certain safe harbors promulgated by the Internal Revenue Service. Effective January 1, 2006, the percentage of Fund units that may be traded in any calendar year has been reduced from five percent to two percent to comply with Internal Revenue Service regulations. A transfer may be prohibited if the intended transferee is not an US citizen or if the transfer would cause any portion of the units of a “Qualified Plan” as defined by the Employee Retirement Income Security Act of 1974 and Individual Retirement Accounts to exceed the allowable limit.

14. Subsequent Event

In January 2006, the Fund's owned marine vessel was leased on a sales-type lease with a five year lease term. Total principal and interest payments under this lease will aggregate $25.7 million which are payable over the term of the lease. Such payments include interest payments of $7.7 million. This transaction resulted in a gain on sale of approximately $13.8 million which will be reflected in the Fund's first quarter 2006 financial statements.

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.

INDEX OF EXHIBITS

Exhibit			Page

4.		Operating Agreement of Fund.	*

10.	1	Management Agreement between Fund and PLM Investment	*
		Management, Inc.

10.	2	$25.0 Million Note Agreement, dated as of December 30, 1996.	*

10.	3	Settlement Agreement between PLM Worldwide Leasing Corp. and Varig
		S.A. dated October 11, 2002.	*

10.	4	Modification of Settlement Agreement between PLM Worldwide Leasing Corp. and Varig S.A. dated September 24, 2004.	*

14.		PLM Financial Services Inc. Code of Ethics.	*

31.	1	Certificate of President of the Manager pursuant to Section 302 of Sarbanes - Oxley Act of 2002.	42

31.	2	Certificate of Chief Financial Officer of the Manager pursuant to Section 302 of Sarbanes - Oxley Act of 2002.	43

32.	1	Certificate of President of the Manager pursuant to Section 906 of Sarbanes - Oxley Act of 2002.	44

32.	2	Certificate of Chief Financial Officer of the Manager pursuant to Section 906 of Sarbanes - Oxley Act of 2002.	45

*Incorporated by reference. See page 18 of this report