Form 10QSB
period 2006-03-31
PROFESSIONAL LEASE MANAGEMENT INCOME FUND I LLC
filed 2006-05-15
CIK 928956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal quarter ended March 31, 2006.

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

405 Lexington Avenue, 67th floor
New York, NY 10174
(Address of principal executive offices) (Zip code)

Registrant's telephone number, including area code: (212) 682-3344
_______________________
Securities registered under Section 12(b) of the Exchange Act:
Class A Units
(Title of class)

Check whether the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-QSB or any amendment to this Form 10-QSB. [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ]

Registrant's aggregate market value of voting stock: N/A

Registrant's Class A members units outstanding as of March 31, 2006 were 4,971,311.

Registrant's revenues for the period ended March 31, 2006 was $16,234,000.

Transitional Small Business Disclosure Format: Yes [ ] No [ X ]

PART I

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
CONDENSED BALANCE SHEETS
(in thousands of dollars, except unit amounts)
(unaudited)

	March 31,	December 31,
Assets	2006	2005

Equipment held for operating leases, net	$29,347	$46,505
Less accumulated depreciation	(19,780)	(32,240)
Net equipment	9,567	14,265
Sales type lease receivable	17,550	--
Cash and cash equivalents	7,254	4,343
Accounts receivable, less allowance for doubtful
accounts of $7 in 2006 and $15 in 2005	1,741	2,310
Equity investments in affiliated entities	47	200
Other assets	140	508
Assets held for sale	27	27

Total assets	$36,326	$21,653

Liabilities and members’ equity

Liabilities

Accounts payable and accrued expenses	$138	$548
Due to affiliates	197	166
Reserve for repairs	--	198
Lessee deposits and prepaid revenues	343	343
Liabilities held for sale	34	43
Total liabilities	712	1,298

Commitments and contingencies

Members' equity:

Class A members (4,971,311 units outstanding)	35,614	20,355
Class B member	--	--
Total members' equity	35,614	20,355

Total liabilities and members' equity	$36,326	$21,653

See accompanying notes to unaudited condensed financial statements.

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
CONDENSED STATEMENTS OF INCOME
(in thousands of dollars, except weighted-average Class A unit amounts)
(unaudited)

	For the Three Months
	Ended March 31,
	2006	2005
Revenues
Lease revenue	$1,835	$4,171
Sales type lease income	495	--
Interest and other income	52	37
Gain on disposition of equipment	13,861	122
Loss on disposition of equipment	(9)	--
Total revenues	16,234	4,330

Expenses
Depreciation	459	800
Operations support	221	1,081
Management fees to affiliate	193	216
Interest expense	--	42
General and administrative expenses to affiliates	--	59
Other general and administrative expenses	246	162
(Recovery of) provision for bad debts	(8)	170
Total expenses	1,111	2,530

Equity in net income of equity investments	136	137

Income from continuing operations	15,259	1,937

Discontinued operations:
Income from operation of discontinued operations	--	75

Net income	$15,259	$2,012

Members' share of net income

Class A members	$15,259	$2,012
Class B member	--	--

Total	$15,259	$2,012

Class A members' basic earnings
per weighted-average unit:
Income from continuing operations	$3.07	$0.39
Income from operation of discontinued operations	--	0.01
	$3.07	$0.40

See accompanying notes to unaudited condensed financial statements.

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
CONDENSED STATEMENTS OF CHANGES IN MEMBERS' EQUITY
For the Period from December 31, 2005 to March 31, 2006
(in thousands of dollars)
(unaudited)

	Class A	Class B	Total

Members' equity as of December 31, 2005	$20,355	$--	$20,355

Net income	15,259	--	15,259

Members' equity as of March 31, 2006	$35,614	$--	$35,614

See accompanying notes to unaudited condensed financial statements.

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands of dollars)
(unaudited)

	For the Three Months
	Ended March 31,
	2006	2005

Operating activities
Income from continuing operations	$15,259	$1,937
Adjustments to reconcile income from continuing operations
to net cash provided by (used in) operating activities:
Depreciation	459	800
Amortization of debt placement costs	--	36
(Recovery of) provision for bad debts	(8)	170
Net gain on disposition of equipment	(13,852)	(122)
Equity in net income from equity investments	(136)	(137)
Distributions from equity investments	289	282
Changes in operating assets and liabilities:
Accounts receivable	577	(65)
Other assets	368	184
Accounts payable and accrued expenses	(410)	(38)
Due to affiliates	31	44
Reserve for repairs	(198)	54
Lessee deposits and prepaid revenues	--	(42)
Cash provided by operating activities of continuing operations	2,379	3,103
Cash (used in) provided by operating activities of discontinued
operations	(9)	713
Net cash provided by operating activities	2,370	3,816

Investing activities
Principal payments received on sales type lease receivable	450	70
Proceeds from disposition of equipment	91	204
Cash provided by investing activities of continuing operations	541	274
Cash provided by investing activities of discontinued operations	--	378
Net cash provided by investing activities	541	652

Financing activities
Payments of notes payable	--	(10,000)
Net cash used in financing activities	--	(10,000)

Net increase (decrease) in cash and cash equivalents	2,911	(5,532)
Cash and cash equivalents at beginning of period	4,343	15,646
Cash and cash equivalents at end of period	$7,254	$10,114

Supplemental information
Interest paid	$--	$6
Non-cash transfer of equipment from equipment held for
operating leases to sales type lease receivable	$4,191	$--

See accompanying notes to unaudited condensed financial statements.

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation

The unaudited financial statements presented herein are prepared in conformity with generally accepted accounting principles in the United States of America and the instructions for preparing Form 10-QSB under Rule 310 of Regulation S-B of the Securities and Exchange Commission. Rule 310 provides that disclosures that would substantially duplicate those contained in the most recent annual report may be omitted from interim financial statements. The accompanying unaudited condensed financial statements have been prepared on that basis and, therefore, should be read in conjunction with the financial statements and notes presented in the 2005 Annual Report (Form 10-KSB) of Professional Lease Management Income Fund I, L.L.C. (the Fund) on file with the United States Securities and Exchange Commission. Except as disclosed herein, there have been no material changes to the information presented in the notes to the 2005 Annual Report in Form 10-KSB.

In the opinion of the management of PLM Financial Services, Inc. (FSI or the Manager) all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the Fund’s unaudited condensed balance sheets at March 31, 2006 and December 31, 2005, condensed statements of income for the three months ended March 31, 2006 and 2005, condensed statement of changes in members’ equity for the period from December 31, 2005 to March 31, 2006, and the condensed statements of cash flows for the three months ended March 31, 2006 and 2005 have been made and are reflected.

During the third quarter of 2005, the Fund sold all of its remaining railcars. Consequently, the results from this operation have been classified as assets held for sale and discontinued operations and prior periods have been restated. (See Note 4 to the unaudited condensed financial statements)

2. Schedule of Fund Phases

The Fund may no longer use cash generated from operations or proceeds from asset dispositions to purchase additional equipment.

The Fund will terminate on December 31, 2010, unless terminated earlier upon sale of all equipment or by certain other events.

3. Reclassifications

Certain amounts previously reported have been reclassified to conform to the 2006 presentation. These reclassifications did not have any effect on total assets, total liabilities and net income.

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

4. Discontinued Operations

There were no revenues or expenses from discontinued operations during the three months ended March 31, 2006. Net income from discontinued operations for the three months ended March 31, 2005 is as follows (in thousands of dollars):

Revenues
Lease revenue	$1,002
Interest and other income	2
Gain on disposition of equipment	64
Total revenues	1,068

Expenses
Depreciation	650
Operations support	148
Management fees to affiliate	71
General and administrative expenses to affiliates	104
General and administrative expenses	89
Recovery of bad debts	(69)
Total expenses	993

Income from operation of discontinued operations	$75

Assets and liabilities held for sale are as follows (in thousands of dollars):

	March 31,	December 31,
Assets	2006	2005
Accounts receivable, net	$27	$27
Total assets held for sale	$27	$27
Liabilities
Account payable and other liabilities	$34	$43
Total liabilities held for sale	$34	$43

Transactions with Manager and Affiliates - Discontinued Operations

During the three months ended March 31, 2005, the Fund's discontinued operations incurred these types of costs to FSI or its affiliates; management fees and data processing and administrative expenses. No similar types of costs were incurred from discontinued operations during the three months ended March 31, 2006. The components of these fees and expenses incurred to FSI or its affiliates were as follows (in thousands of dollars):

Owned Equipment
2005
Management fees	$71
Data processing and administrative
expenses	104

5. Transactions with Manager and Affiliates

The balance due to affiliates as of March 31, 2006 and December 31, 2005 includes $0.2 million due to FSI for management fees.

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

5. Transactions with Manager and Affiliates (continued)

During the three months ended March 31, 2006 and 1005, the Fund incurred management fees and data processing and administrative expenses to FSI or its affiliates. The components of these fees and expenses incurred to FSI or its affiliates were as follows (in thousands of dollars):

	Owned Equipment		Equity Investments
For the three months ended March 31,	2006	2005	2006	2005
Management fees	$193	$216	$6	15
Data processing and administrative
expenses	--	59	--	3

6. Equipment

The components of owned equipment were as follows (in thousands of dollars):

	March 31,	December 31,
	2006	2005
Marine containers	$29,347	$29,505
Marine vessel	--	17,000
	29,347	46,505
Less accumulated depreciation	(19,780)	(32,240)
Net equipment	$9,567	$14,265

Equipment held for operating leases is stated at cost less depreciation and any impairments to the carrying value.

As of March 31, 2006 and December 31, 2005, all owned equipment in the Fund’s equipment portfolio was on lease

During the three months ended March 31, 2006, the Fund disposed of marine containers with a net book value of $49,000 for proceeds of $0.1 million which resulted in a net gain on disposition of $42,000. Additionally, the Fund's owned marine vessel was leased on a sales-type lease which resulted in a gain on disposition of $13.8 million. (see Note 7 to the unaudited condensed financial statements)

During the three months ended March 31, 2005, the Fund disposed of marine containers with a net book value of $0.1 million for proceeds of $0.2 million which resulted in a gain on disposition of $0.1 million.

7. Financing Transaction Activities

During 2006, the Fund's marine vessel with a net book value of $4.2 million was leased on a sales-type lease with a five year lease term. Total principal and interest payments, net of executory costs, under this lease will aggregate $25.7 million which are payable over the term of the lease. Such payments include interest payments of $7.7 million. This transaction resulted in a gain on sale of $13.8 million in the Fund's first quarter 2006 financial statements.

The components of the net investment in the sales type lease as of March 31, 2006 are as follows (in thousands in dollars):

Total minimum lease payments	$24,802
Less unearned income	(7,252)
$17,550

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

7. Financing Transaction Activities (continued)

Future minimum rentals receivable under the sales type lease as of March 31, 2006 for the period from April 1, 2006 through December 31, 2006 and for the following four years and thereafter is as follows (in thousands of dollars):

2006	$3,877
2007	5,147
2008	5,160
2009	5,147
2010	5,147
Thereafter	324
Total minimum lease payments receivable	$24,802

8. Equity Investments in Affiliated Entities

The Fund owns equipment jointly with affiliated programs. These are single purpose entities that do not have any debt or other financial encumbrances.

The tables below set forth 100% of the lease revenues and interest and other income, depreciation expense, administrative expenses, and net income (loss) of the entities in which the Fund has an interest, and the Fund‘s proportional share of income (loss) in each entity for the three months ended March 31, 2006 and 2005 (in thousands of dollars):

	TWA	TWA
For the three months ended	S/N 49183	MD-82
March 31, 2006	Trust[1]	Trust[2]	Total

Lease revenues and interest and other income	$301	$301
Less: Depreciation expense	--	314
Operations support	4	3
General and administrative expenses	8	8
Net income (loss)	$289	$(24)

Fund’s share of net income (loss)	$144	$(8)	$136

	TWA	TWA	PLM
For the three months ended	S/N 49183	MD-82	Worldwide
March 31, 2005	Trust[1]	Trust[2]	Leasing Corp.[3]	Total

Lease revenues and interest and other income	$308	$308	$317
Less: Depreciation expense	--	314	--
General and administrative expenses	19	20	308
Net income (loss)	$289	$(26)	$9

Fund’s share of net income (loss)	$144	$(9)	$2	$137

As of March 31, 2006 and December 31, 2005, all jointly-owned equipment in the Fund’s equity investment portfolio were on lease.

1	The Fund owns a 50% interest in the TWA S/N 49183 Trust that was formed in 1998 that owns an MD-82 stage III commercial aircraft.
2 The Fund owns a 50% interest in the TWA MD-82 Trust that was formed in 1998 that owns an MD-82 stage III commercial aircraft.
3	The Fund owned a 25% interest in PLM Worldwide Leasing Corp. that was formed in 1995 and dissolved in 2005 that owned aircraft related assets.

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

9.	Operating Segments

The Fund operates in three segments: marine vessel leasing, aircraft leasing, and marine container leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers.

The Manager evaluates the performance of each segment based on profit or loss from operations before allocation of interest expense, general and administrative expenses, and certain other expenses. The segments are managed separately due to different business strategies for each operation. There were no intersegment revenues for the three months ended March 31, 2006 and 2005.

The following tables present a summary of the operating segments (in thousands of dollars):

	Marine		Marine
For the three months ended	Vessel	Aircraft	Container
March 31, 2006	Leasing	Leasing	Leasing	Other[1]	Total

Revenues
Lease revenue	$779	$2	$1,054	$--	$1,835
Sales type lease income	495	--	--	--	495
Interest income and other income	--	--	--	52	52
Gain (loss) on disposition of equipment	13,809	(9)	52	--	13,852
Total revenues	15,083	(7)	1,106	52	16,234

Expenses
Depreciation	--	--	459	--	459
Operations support	217	4	--	--	221
Management fees to affiliate	106	--	53	34	193
General and administrative expenses	21	--	--	225	246
Provision for bad debts	(8)	--	--	--	(8)
Total expenses	336	4	512	259	1,111
Equity in net income of equity
investments	--	136	--	--	136
Income (loss) from continuing operations	$14,747	$125	$594	$(207)	$15,259

Total assets as of March 31, 2006	$18,191	$47	$10,684	$7,404	$36,326

	Marine		Marine
For the three months ended	Vessel	Aircraft	Container
March 31, 2005	Leasing	Leasing	Leasing	Other[1]	Total

Revenues
Lease revenue	$2,714	$252	$1,205	$--	$4,171
Interest income and other income	--	9	--	28	37
Gain on disposition of equipment	--	--	122	--	122
Total revenues	2,714	261	1,327	28	4,330

Expenses
Depreciation	237	--	563	--	800
Operations support	1,061	7	13	--	1,081
Management fees to affiliate	136	6	60	14	216
Interest expense	--	--	--	42	42
General and administrative expenses	29	10	--	182	221
Provision for bad debts	--	170	--	--	170
Total expenses	1,463	193	636	238	2,530
Equity in net income of equity
investments	--	137	--	--	137
Income (loss) from continuing operations	$1,251	$205	$691	$(210)	$1,937

1
Includes certain assets not identifiable to a specific segment such as cash and cash equivalents and certain other assets and assets held for sale. Also includes certain interest income, management fees related to trailer leasing and costs not identifiable to a particular segment, such as interest expense and certain general and administrative expenses.

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

10. Basic Earnings (Loss) Per Weighted-Average Class A Unit

Basic earnings per weighted-average Class A unit was computed by dividing income from continuing operations and income from operation of discontinued operations attributable to Class A members by the weighted-average number of Class A units deemed outstanding during the period. The weighted-average number of Class A units deemed outstanding during the three months ended March 31, 2006 and 2005 was 4,971,311 units.

Any special allocations of income to the Manager are subtracted from income from continuing operations.

Basic earnings per weighted average Class A unit from continuing operations, operation of discontinued operations, and any special allocations to the Class A members are based on the following (in thousands of dollars, except weighted-average Class A unit amounts):

For the Three Months
Ended March 31,

	2006	2005
Attributable to Class A members:
Basic income from continuing operations	$15,259	$1,937
Special allocation of income	--	--
Income from continuing operations attributable to Class A members	15,259	1,937
Income from operation of discontinued operations	--	75
Net income	$15,259	$2,012

Weighted average Class A units outstanding	4,971,311	4,971,311
Basic earnings per weighted average Class A unit:
Income from continuing operations	$3.07	$0.39
Income from operation of discontinued operations	--	0.01
Net income per weighted average Class A unit	$3.07	$0.40

11. Accounts Receivable

Accounts receivable represent balances due from current or former lessees for unpaid balances incurred from leasing Fund owned equipment. The components of accounts receivable were as follows (in thousands of dollars):

	March 31,	December 31,
	2006	2005

Trade accounts receivable	$1,748	$2,325
Allowance for doubtful accounts	(7)	(15)
	$1,741	$2,310

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

12. Other Assets

The components of the other assets were as follows (in thousands of dollars):

	March 31,	December 31,
	2006	2005
Prepaid expenses	$135	$231
Other assets	5	5
Inventory	--	272
	$140	$508

13. Concentrations of Credit Risk

For the three months ended March 31, 2006 and 2005, the Fund’s customers that accounted for 10% or more of the total revenues for owned equipment and jointly owned equipment were Champion Shipping A/S (87% in 2006) which is in the marine vessel leasing segment resulting from the gain from the purchased of the Fund's owned marine vessel on a sales type lease and Capital Leasing (18% in 2005) which is in the marine container leasing segment.

As of March 31, 2006 and December 31, 2005, the Fund’s customers that accounted for 10% or more of the total accounts receivables for owned equipment and jointly owned equipment were Capital Leasing (43% in 2006 and 39% in 2005) and Cronos Group (21% in 2006 and 16% in 2005) both of which are in the marine container leasing segment, and Stena Bulk LLC (27% in 2006 and 44% in 2005) which is in the marine vessel leasing segment. In addition, as of March 31, 2006, the sales-type lease receivable from Champion Shipping A/S which is in the marine vessel leasing segment, accounts for 48% of the total assets of the Fund.

As of March 31, 2006 and December 31, 2005, the Manager believed the Fund had no other significant concentrations of credit risk that could have a material adverse effect on the Fund.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the third quarter of 2005, the Fund sold all of its remaining railcars. Consequently, the results from this operation have been classified as discontinued operations and prior periods have been restated. (See Note 4 to the unaudited condensed financial statements)

(I) RESULTS OF OPERATIONS

Comparison of Professional Lease Management Income Fund I, L.L.C.’s (the Fund's) Operating Results for the Three Months Ended March 31, 2006 and 2005

(A)  Owned Equipment Operations

Lease revenues less operations support on owned equipment decreased during the three months ended March 31, 2006, compared to the same period of 2005. Net gains from the disposition of equipment, interest and other income and certain expenses such as management fees to affiliate, depreciation, general and administrative expenses and (recovery of) provision for bad debts relating to the operating segments (see Note 9 to the financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations but the result of owning a portfolio of equipment. The following table presents lease revenues less operations support by segment (in thousands of dollars):

	For the Three Months Ended March 31,
	2006	2005
Marine vessel	$1,056	$1,653
Marine containers	1,054	1,192
Aircraft	(2)	245

Marine vessel: Marine vessel lease revenues and operations support were $1.3 million and $0.2 million, respectively, for the three months ended March 31, 2006, compared to $2.7 million and $1.1 million, respectively, during the same period of 2005. Marine vessel lease revenues and operations support decreased due to this equipment being leased on a sales-type lease during the January 2006. (see Note 7 to the unaudited condensed financial statements)

Marine containers: Marine container lease revenues and operations support were $1.1 million and $-0-, respectively, for the three months ended March 31, 2006, compared to $1.2 million and $13,000, respectively, during the same period of 2005. The decrease in lease revenues of $0.2 million during the three months ended March 31, 2006 compared to the same period of 2005 was due to lower lease rates earned on the Fund's marine containers due to the conversion of a portion of the Fund's marine containers from a fixed term lease to one based on utilization.

Aircraft: Aircraft lease revenues and operations support were $2,000 and $4,000, respectively, for the three months ended March 31, 2006, compared to $0.3 million and $7,000, respectively, during the same period of 2005. Aircraft lease revenues and operations support decreased due to the Fund's remaining owned aircraft being disposed of during 2005.

(B) Sales type lease income: Sales type lease income increased $0.5 million during the three months ended March 31, 2006 due to the lease of the Partnership's owned marine vessel on a sales type lease. A similar event did not occur during the first quarter of 2005

(C) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $0.9 million for the three months ended March 31, 2006 decreased from $1.4 million for the same period in 2005. Significant variances are explained as follows:

(i) A $0.3 million decrease in depreciation expense from 2005 levels reflecting a decrease of $0.3 million caused by the Fund's disposition of equipment during 2005 and 2006;

(ii) Provision for bad debts decreased $0.2 million in the three months ended March 31, 2006 compared to the same period of 2005. During 2005, provision for bad debts of $0.2 million was related to an aircraft lessee that went into bankruptcy. A similar event did not occur during the same period of 2006.

(iii) A $42,000 decrease in interest expense was due to the Fund prepaying its outstanding debt in full in January 2005 and writing-off all remaining debt placement fees. A similar event did not occur during the first quarter of 2006.

(D) Net Gain on Disposition of Owned Equipment

Net gain on disposition of owned equipment for the three months ended March 31, 2006 totaled $13.9 million which resulted from the sale of marine containers with a net book value of $49,000 for proceeds of $0.1 million for a gain on disposition of $42,000 and the disposition of the Fund's owned marine vessel on a sales-type lease which resulted in a gain on disposition of $13.8 million. (see Note 7 to the unaudited condensed financial statements) Gain on disposition of owned equipment for the three months ended March 31, 2005 totaled $0.1 million which resulted from the sale of marine containers with a net book value of $0.1 million for proceeds of $0.2 million.

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

The following equity investments discussion is based on the Fund's proportional share of revenues, depreciation, and administrative expenses in the equity investments:

As of March 31, 2006, the Fund owned interests in two trusts that each own a commercial aircraft. As of March 31, 2005, the Fund owned interests in two trusts that each own a commercial aircraft and an interest in an entity owning other aircraft related assets. In the fourth quarter of 2005, the entity owning other aircraft related assets was dissolved.

During the three months ended March 31, 2006, lease revenues of $0.3 million were partially offset by depreciation and administrative expenses of $0.2 million. During the same period of 2005, lease revenues of $0.4 million were partially offset by depreciation and administrative expenses of $0.3 million.

Aircraft lease revenues and depreciation and administrative expenses decreased $0.1 million each in the three months ended March 31, 2006 compared to the same period of 2005 due to the entity owning other aircraft related assets being dissolved.

(F) Income from Operation of Discontinued Operations

During the three months ended March 31, 2005, the Fund's railcar operations, which are being accounted for as a discontinued operation, generated income from operations of $0.1 million. No income was earned from discontinued operations during the same period of 2006.

(G) Net Income

As a result of the foregoing, the Fund had net income of $15.3 million for the three months ended March 31, 2006, compared to net income of $2.0 million during the same period of 2005. The Fund's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Fund's performance in the three months ended March 31, 2006 is not necessarily indicative of future periods.

(II) FINANCIAL CONDITION - CAPITAL RESOURCES AND LIQUIDITY

At March 31, 2006, the Fund had unrestricted cash of $7.3 million.

For the three months ended March 31, 2006, the Fund generated cash from operations of $2.4 million to meet its operating obligations and maintain working capital reserves.

During the three months ended March 31, 2005, the Fund disposed of owned equipment for proceeds of $0.1 million and the Fund's owned marine vessel was leased on a sales-type lease for a net receivable of $18.0 million.

Accounts receivables decreased $0.6 million in the three months ended March 31, 2006 was due to the timing of lessee payments.

Sales type lease receivable increased $17.6 million during the three months ended March 31, 2006 due to the lease of the Fund's owned marine vessel on a sales-type lease for a net of $18.0 million being partially offset by cash payments of $0.4 million under the lease.

Equity investments in affiliated entities decreased $0.2 million during the three months ended March 31, 2006 due to cash distributions of $0.3 million from the equity investments to the Fund being partially offset by income of $0.1 million that was recorded by the Fund for its interests in the equity investments.

Other assets decreased $0.4 million during the three months ended March 31, 2006. A decrease of $0.3 million was due to the purchase of the Fund's marine vessel fuel inventory under the sales-type lease entered into during January 2006 and a decrease of $0.1 million was due to the amortization of prepaid insurance.

Accounts payable and accrued expenses decreased $0.4 million during the three months ended March 31, 2006 due to the timing of payments to vendors.

Reserve for repairs decreased $0.2 million during the three months ended March 31, 2006 due to the payment of marine vessel dry dock to the shipyard vendor.

The Manager has not planned any expenditures nor is it aware of any contingencies that would cause it to require additional capital.

(III) OUTLOOK FOR THE FUTURE

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

The Fund may not reinvest cash flows generated from operations after January 1, 2003 into additional equipment. The Fund will terminate on December 31, 2010, unless terminated earlier upon sale of all equipment and by certain other events. The Manager is currently reviewing the strategic alternatives for the Fund’s remaining assets. These alternatives include selling the Fund’s remaining assets.

Disposition of the Fund's equipment and investments in entities owning equipment may result in a reduction of cash flows from operations to the Fund.

Factors affecting the Fund’s operations in the remainder of 2006 and beyond include:

(1) Demand for marine containers is closely tied to worldwide economic conditions. Utilization of the Fund's marine containers is expected to continue to be in the low 90% range for the next several months of 2006. Marine container manufacturers have recently seen an increase in their inventory of marine containers. This increase may result in a decrease in utilization and lease rates earned on the Fund's marine containers.

(2) While the financial condition of both international and domestic United States airlines have shown improvement over the last 12 months, continuing increases in the price of oil poses a very significant risk to both the airlines and aircraft equipment lessors.

The Fund has an interest in two aircraft on lease to a major United States (US) airline. While the Manager is not aware of any specific liquidity problems in regards to this lessee, the poor financial condition of the US airline industry, which has included several bankruptcies in the last twelve months, indicate there could be collection issues related to this lessee in the future;

(3) The Fund is expected to have increased general and administrative costs as the Manager liquidates other investments programs that currently share certain general and administrative expenses;

(4) The timing and amount of future cash distributions to the Class A and Class B Members will be based on the cash position of the Fund and operational requirements; and

(5) In order to prevent the Fund from being considered publicly traded and to avoid taxation of the Fund as an association treated as a corporation under the Internal Revenue Code, the Manager will limit the number of Class A units to be traded to 2% per year of the total outstanding units.

Several other factors may affect the Fund's operating performance in the remainder of 2006 and beyond, including changes in the markets for the Fund's equipment and changes in the regulatory environment in which the equipment operates.

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

(IV) FORWARD-LOOKING INFORMATION

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

PLM PROFESSIONAL LEASE MANAGEMENT INCOME FUND I

By:  PLM Financial Services, Inc.
Manager

              Date: May 11, 2006 By: /s/ Richard K Brock
Richard K Brock
Chief Financial Officer