Form 10KSB/A
period 2005-12-31
PROFESSIONAL LEASE MANAGEMENT INCOME FUND I LLC
filed 2006-06-06
CIK 928956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-KSB/A
(Amendment No. 1)
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

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ]

Registrant's aggregate market value of voting stock: N/A

Registrant's Class A Units outstanding as of December 31, 2005 were 4,971,311.

Registrant's revenues for the fiscal year ended December 31, 2005 was $17,626,000.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

EXPLANATORY NOTE

This Form 10-KSB/A (Amendment No. 1) is being filed with the U.S. Securities and Exchange Commission (SEC) in order to reflect the restatement of Professional Lease Management Income Fund I, L.L.C.'s statements of cash flows for the years ended December 31, 2005 and 2004. All financial data in this report reflects the effects of the restatement. See Note 1 to the financial statements for details relating to this restatement.

Certain items in the Form 10-KSB filed with the SEC on March 30, 2006 remain unchanged and have been omitted from this Form 10-KSB/A.

ITEM 13. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A) 1. Financial Statements

The financial statements listed in the accompanying Index to Financial Statements are filed as part of this Annual Report on Form 10-KSB/A.

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

PROFESSIONAL LEASE MANAGEMENT INCOME
Date: June 6, 2006                         FUND I, L.L.C.

By:     PLM Financial Services, Inc.
  Manager

By:     /s/ Paul M. Leand
  Paul M. Leand
  President

By:     /s/ Richard K Brock
   Richard K Brock
  Chief Financial Officer

CERTIFICATION

The undersigned hereby certifies, in their capacity as a director of the Manager of Professional Lease Management Income Fund I, L.L.C. (the Fund), that the Annual Report of the Fund on Form 10-KSB/A for the year ended December 31, 2005, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Fund at the end of such period and the results of operations of the Fund for such period.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following directors of the Fund's Manager on the dates indicated.

Name                                          Capacity              Date

/s/ Paul M. Leand
Paul M. Leand                                     Director, FSI             June 6, 2006

/s/ Michael Dockman
Michael Dockman                                       Director, FSI             June 6, 2006

/s/ James G. Dolphin
James G. Dolphin                                   Director, FSI             June 6, 2006

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I
(A Limited Liability Company)
INDEX TO FINANCIAL STATEMENTS

(Item 13(a))

Page

Report of independent registered public accounting firm	5

Balance sheets as of December 31, 2005 and 2004	6

Statements of income for the years ended
December 31, 2005 and 2004	7

Statements of changes in members' equity for the years ended
December 31, 2005 and 2004	8

Statements of cash flows for the years ended
December 31, 2005 and 2004	9

Notes to financial statements	10-23

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

The accompanying statements of cash flows for the years ended December 31, 2005 and 2004 have been restated as discussed in Note 1 to the financial statements.

/s/ Grant Thornton LLP

New York, New York
March 24, 2006, except for Notes 1 and 15 for which the date is June 1, 2006.

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

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
STATEMENTS OF CASH FLOWS
For the Years Ended December 31,
(in thousands of dollars)

	2005	2004
	(As restated,	(As restated,
	see Note 1)	see Note 1)
Operating activities
Income from continuing operations	$7,183	$8,386
Adjustments to reconcile income from continuing operations
to net cash provided by (used in) operating activities:
Depreciation	2,996	3,538
Amortization of debt placement costs	36	18
Provision for (recovery of) bad debts	203	(1,483)
Net gain on disposition of equipment	(2,642)	(1,871)
Equity in net income from equity investments	(468)	(602)
Distributions from equity investments	1,172	1,126
Changes in operating assets and liabilities:
Accounts and other receivables	821	1,288
Other assets	27	774
Accounts payable and accrued expenses	399	(361)
Due to affiliates	(57)	(16)
Reserve for repairs	(1,558)	84
Lessee deposits and prepaid revenues	695	(690)
Cash provided by operating activities of continuing operations	8,807	10,191
Cash provided by operating activities of discontinued
operations	1,492	1,350
Net cash provided by operating activities	10,299	11,541

Investing activities
Decrease in restricted cash	--	60
Collections on finance lease receivable	538	305
Proceeds from disposition of equipment	1,662	1,144
Cash provided by investing activities of continuing operations	2,200	1,509
Cash provided by investing activities of discontinued operations	27,562	1,358
Net cash provided by investing activities	29,762	2,867

Financing activities
Payments of notes payable	(10,000)	(3,000)
Cash distribution to Class A members	(35,048)	--
Cash distribution to Class B member	(6,316)	--
Net cash used in financing activities	(51,364)	(3,000)

Net (decrease) increase in cash and cash equivalents	(11,303)	11,408
Cash and cash equivalents at beginning of period	15,646	4,238
Cash and cash equivalents at end of period	$4,343	$15,646

Supplemental information
Interest paid	$6	$956

See accompanying notes to financial statements.

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
NOTES TO FINANCIAL STATEMENTS

1. Restatement of Financial Statements

On March 30, 2006, Professional Lease Management Income Fund I, L.L.C., a Delaware Limited Liability Company (the Fund) filed its 2005 Form 10-KSB. During May 2006, PLM Financial Services, Inc. (FSI) the Manager and Class B Member of the Fund determined that the Fund incorrectly reported the cash (used in) provided by operating activities of discontinued operations on the statements of cash flows for the years ended December 31, 2005 and 2004. The principal effects of the restatements were to decrease or increase cash provided by operating activities of continuing operations, with an offsetting increase or decrease to cash provided by operating activities of discontinued operations. The restatements did not change the net cash provided by operating activities. In the previously filed Form 10-KSB, the Fund reconciled to cash flow from operations beginning with the caption "Net income". In this Form 10-KSB/A, the reconciliation begins with "Income from continuing operations". A summary of the significant effects on the statements of cash flows from the restatements are as follows:

                                                   For the Year Ended December 31, 2005
	As
	Previously		As
	Reported	Adjustment	Restated
Cash provided by operating
activities of continuing operations	18,850	(10,043)	8,807
Cash (used in) provided by operating activities
of discontinued operations	(8,551)	10,043	1,492

                                                    For the Year Ended December 31, 2004
	As
	Previously		As
	Reported	Adjustment	Restated
Cash provided by operating
activities of continuing operations	9,413	778	10,191
Cash provided by operating activities
of discontinued operations	2,128	(778)	1,350

2.  Basis of Presentation

Organization

The Fund was formed on August 22, 1994, to engage in the business of owning, leasing, or otherwise investing in predominantly used transportation and related equipment.

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

2.  Basis of Presentation (continued)

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

Debt placement fees were included in other assets and were amortized over the term of the related loan using the straight-line method that approximated the effective interest method and are included in interest expense in the accompanying statements of income. (see Note 12 to the financial statements)

Equipment

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

2.  Basis of Presentation (continued)

Equipment (continued)

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

Discontinued Operations

During 2005, the Fund sold all of its remaining railcars. Consequently, the results from this operation have been classified as discontinued operations for all periods presented. Assets and liabilities from discontinued operations have been classified as assets and liabilities held for sale for all periods presented. (see Note 3 to the financial statements)

Repairs and Maintenance

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

Net Income and Distributions

The net profits and losses of the Fund are generally allocated 1% to the Class B Member and 99% to the Class A Members. The Class B Member or Manager will be specially allocated (i) 100% of the Fund’s organizational and offering cost amortization expenses and (ii) income equal to the excess of cash distribution over the Manager‘s 1% share of net profits. The effect on the Class A Members of this special income allocation will be to increase the net loss or decrease the net profits allocable to the Class A Members by an equal amount. During 2005, the Manager received a special allocation of income of $6.1 million (in 2004, a special allocation of loss of $0.1 million was allocated to the Manager) in excess of its prorata ownership share. Cash distributions of the Fund are generally allocated 85% to the Class A Members and 15% to the Manager and may include amounts in excess of net income. After the Class A members receive cash distributions equal to their original capital contributions, the Manager's interest in the cash distributions of the Fund will increase to 25%. With the distribution made in November 2005,

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
NOTES TO FINANCIAL STATEMENTS

2.  Basis of Presentation (continued)

Net Income and Distributions (continued)

most Class A members have now received cash distributions equal to or in excess of their original capital contributions and thus, the Manager's share of the cash distributions related to these members has increased to 25%. The Class A Members' net income (loss) is allocated among the Class A Members based on the number of Class A units owned by each member and on the number of days of the year each member is in the Fund. (see Note 9 to the financial statements)

Cash distributions are recorded when declared.

For the year ended December 31, 2005, cash distributions declared and paid totaled $35.0 million to the Class A Members ($7.05 per Class A unit) and $6.3 million to the Class B Member. No cash distributions were declared or paid to the Class A Members or the Class B Member during 2004. (see Note 9 to the financial statements)

Basic Earnings (Loss) Per Weighted-Average Class A Unit

Basic earnings (loss) per weighted-average Class A unit was computed by dividing income from continuing operations, income (loss) from operation of discontinued operations and the gain on disposition of discontinued operations attributable to Class A members by the weighted-average number of Class A membership units deemed outstanding during the year. The weighted-average number of Class A units deemed outstanding during the years ended December 31, 2005 and 2004 was 4,971,311. (see Note 9 to the financial statements) All special allocations of income to the Manager are included in basic earnings from continuing operations.

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

Fair Value of Financial Instruments

The Fund's financial instruments consisted of cash and cash equivalents, accounts and other receivables, accounts payable and accrued expenses, due to affiliates and note payable. The fair value of cash and cash equivalents, accounts and other receivables, accounts payable and accrued expenses and due to affiliates approximate book value due to their short-term nature. The fair value of the Fund's note payable at December 31, 2004 approximated its book value as the fixed rate on the debt approximated the then current market rate for similar debt. This note payable was repaid in 2005. (see Note 12 to the financial statements)

Comprehensive Income

The Fund’s comprehensive income is equal to net income for the years ended December 31, 2005 and 2004.

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
NOTES TO FINANCIAL STATEMENTS

2.  Basis of Presentation (continued)

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

3. Discontinued Operations

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

3. Discontinued Operations (continued)

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

4. Transactions with Manager and Affiliates

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

The Fund had equity investments in affiliated entities that own equipment and other assets during 2005 and 2004. (see Note 6 to the financial statements)

The balance due to affiliates as of December 31, 2005 and 2004 of $0.2 million is due to FSI for management fees.

5. Equipment

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

Future minimum rentals under non-cancelable operating leases, as of December 31, 2005, for owned equipment held for operating leases during each of the next five years and thereafter is $-0- million in 2006 and thereafter. The Fund's marine containers are leased to operators of utilization-type leasing pools and the Fund's marine vessel is being leased on a sales type lease (see Note 15 to the financial statements). Per diem and short-term rentals consisting of utilization rate lease payments included in revenues amounted to approximately $13.3 million, and $11.3 million in 2005 and 2004, respectively.

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

The tables below set forth 100% of the assets, liabilities, and equity of the entities in which the Fund has an interest and the Fund’s proportional share of equity in each entity as of December 31, 2005 and 2004 (in thousands of dollars):

	TWA	TWA
	S/N 49183	MD-82
As of December 31, 2005	Trust[1]	Trust[2]	Total

Assets
Equipment less accumulated depreciation	$--	$419
Total assets	$--	$419
Liabilities
Due to affiliates	$5	$5
Total liabilities	5	5

Equity	(5)	414
Total liabilities and equity	$--	$419

Fund’s share of equity	$(2)	$202	$200

	TWA	TWA	PLM
	S/N 49183	MD-82	Worldwide
As of December 31, 2004	Trust[1]	Trust[2]	Leasing Corp.[3]	Total

Assets
Equipment less accumulated depreciation	$--	$1,677	$--
Cash and cash equivalents	--	--	140
Accounts receivable	50	49	2,228
Other assets	--	--	4
Total assets	$50	$1,726	$2,372
Liabilities
Accounts payable	$--	$--	$2,205
Due to affiliates	8	8	--
Total liabilities	8	8	2,205

Equity	42	1,718	167
Total liabilities and equity	$50	$1,726	$2,372

Fund’s share of equity	$21	$841	$42	$904

1	The Fund owns a 50% interest in the TWA S/N 49183 Trust that owns an MD-82 stage III commercial aircraft.
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
(A Delaware Limited Liability Company)
NOTES TO FINANCIAL STATEMENTS

6. Equity Investments in Affiliated Entities (continued)

The tables below set forth 100% of the lease revenues and interest and other income, depreciation expense, general and administrative expenses, and net income (loss) of the entities in which the Fund has an interest, and the Fund‘s proportional share of income (loss) in each entity for the years ended December 31, 2005 and 2004 (in thousands of dollars):

	TWA	TWA	PLM
	S/N 49183	MD-82	Worldwide
For the year ended December 31, 2005	Trust[1]	Trust[2]	Leasing Corp.[3]	Total

Lease revenues and interest and other income	$1,152	$1,153	$601
Less: Depreciation expense	--	1,258	--
General and administrative expenses	71	71	590
Net income (loss)	$1,081	$(176)	$11

Fund’s share of net income (loss)	$541	$(74)	$1	$468

	TWA	TWA	PLM
	S/N 49183	MD-82	Worldwide
For the year ended December 31, 2004	Trust[1]	Trust[2]	Leasing Corp.[3]	Total

Lease revenues and interest and other income	$1,250	$1,249
Less: Depreciation expense	--	1,258
General and administrative expenses	74	74
Net income (loss)	$1,176	$(83)

Fund’s share of net income (loss)	$588	$(28)	$42	$602

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

7. Operating Segments

The Fund operates or operated in four primary operating segments: marine container leasing, aircraft leasing, marine vessel leasing, and trailer leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers.

1.	The Fund owns a 50% interest in the TWA S/N 49183 Trust that owns an MD-82 stage III commercial aircraft.
2. The Fund owns a 50% interest in the TWA MD-82 Trust that owns an MD-82 stage III commercial aircraft.
3. The Fund owned a 25% interest in PLM Worldwide Leasing Corp. that was formed in 1995 and dissolved in 2005 that owned aircraft related assets.

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
NOTES TO FINANCIAL STATEMENTS

7. Operating Segments (continued)

The Manager evaluates the performance of each segment based on profit or loss from operations before interest expense and certain general and administrative and operations support expenses. The segments are managed separately due to different business strategies for each operation. The accounting policies of the Fund’s operating segments are the same as described in Note 2, Basis of Presentation. There were no intersegment revenues for the years ended December 31, 2005 and 2004.

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

9. Basic Earnings (Loss) Per Weighted-Average Class A Unit

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

12. Debt

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

13. Concentrations of Credit Risk

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

14.  Income Taxes (continued)

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

15. Subsequent Events

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

In May of 2006, the Manager learned of a tender offer to purchase up to 2,435,943 of the outstanding Class A units of the Fund for $2.25 per Class A unit. The tender offer will expire on June 9, 2006. The Manager is not expressing an opinion and is remaining neutral with respect to the tender offer.

The Manager notes that the Fund and the Manager have not determined whether or not the tendering of Class A Units pursuant to the offer would result in the Fund being considered a publicly-traded partnership and thus taxed as a corporation under the Internal Revenue Code.  In the event that the Manager and the Fund determine that this tender does create a public market for the Class A Units, the Fund will limit transfers of Class A Units for the year to 2% of total Class A Units outstanding to allow the Fund to qualify for a safe harbor promulgated by the Internal Revenue Service.

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.

INDEX OF EXHIBITS

Exhibit			Page

4.		Operating Agreement of Fund.	*

10.	1	Management Agreement between Fund and PLM Investment	*
		Management, Inc.

10.	2	$25.0 Million Note Agreement, dated as of December 30, 1996.	*

10.	3	Settlement Agreement between PLM Worldwide Leasing Corp. and Varig
		S.A. dated October 11, 2002.	*

10.	4	Modification of Settlement Agreement between PLM Worldwide Leasing Corp. and Varig S.A. dated September 24, 2004.	*

14.		PLM Financial Services Inc. Code of Ethics.	*

31.	1	Certificate of President of the Manager pursuant to Section 302 of Sarbanes - Oxley Act of 2002.	25

31.	2	Certificate of Chief Financial Officer of the Manager pursuant to Section 302 of Sarbanes - Oxley Act of 2002.	26

32.	1	Certificate of President of the Manager pursuant to Section 906 of Sarbanes - Oxley Act of 2002.	27

32.	2	Certificate of Chief Financial Officer of the Manager pursuant to Section 906 of Sarbanes - Oxley Act of 2002.	28

*Incorporated by reference. See page 2 of this report