Form 10QSB
period 2006-06-30
PROFESSIONAL LEASE MANAGEMENT INCOME FUND I LLC
filed 2006-08-11
CIK 928956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal quarter ended June 30, 2006.

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

Registrant's Class A members units outstanding as of June 30, 2006 were 4,971,311.

Registrant's revenues for the six months ended June 30, 2006 was $17,770,000.

Transitional Small Business Disclosure Format: Yes [ ] No [ X ]

PART I

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
CONDENSED BALANCE SHEETS
(in thousands of dollars, except unit amounts)
(unaudited)

	June 30,	December 31,
Assets	2006	2005

Equipment held for operating leases	$29,056	$46,505
Less accumulated depreciation	(20,011)	(32,240)
Net equipment	9,045	14,265
Sales type lease receivable	16,920	--
Cash and cash equivalents	1,968	4,343
Accounts receivables, less allowance for doubtful
accounts of $12 in 2006 and $15 in 2005	1,566	2,310
Equity investments in affiliated entities	--	200
Other assets	120	508
Assets held for sale	24	27

Total assets	$29,643	$21,653

Liabilities and members’ equity

Liabilities

Accounts payable and accrued expenses	$187	$548
Due to affiliates	161	166
Reserve for repairs	--	198
Lessee deposits and prepaid revenues	343	343
Liabilities held for sale	34	43
Total liabilities	725	1,298

Commitments and contingencies

Members' equity:

Class A members (4,971,311 units outstanding)	28,918	20,355
Class B member	--	--
Total members' equity	28,918	20,355

Total liabilities and members' equity	$29,643	$21,653

See accompanying notes to unaudited condensed financial statements.

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
CONDENSED STATEMENTS OF INCOME
(in thousands of dollars, except weighted-average Class A unit amounts)
(unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Revenues
Lease revenue	$731	$4,196	$2,566	$8,367
Sales type lease income	653	--	1,148	--
Interest and other income	90	73	142	110
Gain on disposition of equipment	62	81	13,923	203
Loss on disposition of equipment	--	--	(9)	--
Total revenues	1,536	4,350	17,770	8,680

Expenses
Depreciation	436	753	895	1,553
Operations support	70	1,369	291	2,450
Management fees to affiliate	127	220	320	436
Interest expense	--	--	--	42
General and administrative expenses to
affiliates	--	46	--	105
Other general and administrative expenses	210	222	456	384
Provision for (recovery of) bad debts	6	172	(2)	342
Total expenses	849	2,782	1,960	5,312

Net income of equity investments	234	94	370	231

Income from continuing operations	921	1,662	16,180	3,599

Discontinued operations:
Income from operation of discontinued
operations	--	19	--	94

Net income	921	1,681	16,180	3,693

Other comprehensive income:
Unrealized gains on marketable securities	14	--	14	--

Comprehensive income	$935	$1,681	$16,194	$3,693

Members' share of net income (loss)
Class A members	$(745)	$1,243	$14,514	$3,255
Class B member	1,666	438	1,666	438
Total	$921	$1,681	$16,180	$3,693

Class A members' basic (loss) earnings
per weighted-average unit:
(Loss) income from continuing operations	$(0.15)	$0.25	$2.92	$0.63
Income from operation of discontinued
operations	--	--	--	0.02
	$(0.15)	$0.25	$2.92	$0.65

See accompanying notes to unaudited condensed financial statements.

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
CONDENSED STATEMENTS OF CHANGES IN MEMBERS' EQUITY
For the Period from December 31, 2005 to June 30, 2006
(in thousands of dollars)
(unaudited)

	Class A	Class B	Total

Members' equity as of December 31, 2005	$20,355	$--	$20,355

Comprehensive income:
Net income	14,514	1,666	16,180

Unrealized gains from available-for-sale
securities	14	--	14

Comprehensive income	14,528	1,666	16,194

Cash distribution	(5,965)	(1,666)	(7,631)

Members' equity as of June 30, 2006	$28,918	$--	$28,918

See accompanying notes to unaudited condensed financial statements.

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands of dollars)
(unaudited)

	For the Six Months
	Ended June 30,
	2006	2005

Operating activities
Income from continuing operations	$16,180	$3,599
Adjustments to reconcile income from continuing operations
to net cash provided by (used in) operating activities:
Depreciation	895	1,553
Amortization of debt placement costs	--	36
(Recovery of) provision for bad debts	(2)	342
Net gain on disposition of equipment	(13,914)	(203)
Net income from equity investments	(370)	(231)
Distributions from equity investments	574	563
Changes in operating assets and liabilities:
Accounts receivables	746	187
Other assets	404	(194)
Accounts payable and accrued expenses	(365)	(84)
Due to affiliates	(5)	(60)
Reserve for repairs	(198)	108
Lessee deposits and prepaid revenues	--	(344)
Cash provided by operating activities of continuing operations	3,945	5,272
Cash (used in) provided by operating activities of discontinued
operations	(6)	1,298
Net cash provided by operating activities	3,939	6,570

Investing activities
Principal payments received on sales type lease receivable	1,080	138
Proceeds from disposition of equipment	237	338
Cash provided by investing activities of continuing operations	1,317	476
Cash provided by investing activities of discontinued operations	--	580
Net cash provided by investing activities	1,317	1,056

Financing activities
Cash distribution to Class A members	(5,965)	(2,486)
Cash distribution to Class B member	(1,666)	(438)
Payments of notes payable	--	(10,000)
Net cash used in financing activities	(7,631)	(12,924)

Net decrease in cash and cash equivalents	(2,375)	(5,298)
Cash and cash equivalents at beginning of period	4,343	15,646
Cash and cash equivalents at end of period	$1,968	$10,348

Supplemental information
Interest paid	$--	$6
Non-cash transfer of equipment from equipment held for
operating leases to sales type lease receivable	$4,191	$--

See accompanying notes to unaudited condensed financial statements.

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation

The unaudited financial statements presented herein are prepared in conformity with generally accepted accounting principles in the United States of America and the instructions for preparing Form 10-QSB under Rule 310 of Regulation S-B of the Securities and Exchange Commission. Rule 310 provides that disclosures that would substantially duplicate those contained in the most recent annual report may be omitted from interim financial statements. The accompanying unaudited condensed financial statements have been prepared on that basis and, therefore, should be read in conjunction with the financial statements and notes presented in the 2005 Annual Report (Form 10-KSB/A) of Professional Lease Management Income Fund I, L.L.C. (the Fund) on file with the United States Securities and Exchange Commission. Except as disclosed herein, there have been no material changes to the information presented in the notes to the 2005 Annual Report in Form 10-KSB/A.

In the opinion of the management of PLM Financial Services, Inc. (FSI or the Manager) all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the Fund’s unaudited condensed balance sheets at June 30, 2006 and December 31, 2005, condensed statements of income for the three and six months ended June 30, 2006 and 2005, condensed statements of changes in members’ equity for the period from December 31, 2005 to June 30, 2006, and the condensed statements of cash flows for the six months ended June 30, 2006 and 2005 have been made and are reflected.

During the third quarter of 2005, the Fund sold all of its remaining railcars. Consequently, the results from this operation have been classified as assets held for sale and discontinued operations and prior periods have been restated. (See Note 7 to the unaudited condensed financial statements)

2. Schedule of Fund Phases

The Fund may no longer use cash generated from operations or proceeds from asset dispositions to purchase additional equipment. The Fund's operating agreement requires the disposition of the Fund's equipment on or before December 31, 2010. The Fund will terminate on December 31, 2010, unless terminated earlier upon sale of all equipment or by certain other events.

3. Reclassifications

Certain amounts previously reported have been reclassified to conform to the 2006 presentation. These reclassifications did not have any effect on total assets, total liabilities and net income.

4. Comprehensive Income

Comprehensive income includes unrealized gains on available-for-sale securities.

5. Cash Distributions

Cash distributions are recorded when declared.

For the three and six months ended June 30, 2006, cash distributions declared and paid totaled $6.0 million to the Class A Members ($1.20 per Class A unit) and $1.7 million to the Manager. For the three and six months ended June 30, 2005, cash distributions declared and paid totaled $2.5 million to the Class A Members ($0.50 per Class A unit) and $0.4 million to the Manager.

6. Marketable Securities

The Fund’s marketable securities, which are included in other assets at June 30, 2006 and December 31, 2005, are considered available-for-sale and are reported at fair value with unrealized gains recorded as accumulated comprehensive income in members' equity.

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

7. Discontinued Operations

There were no revenues or expenses from discontinued operations during the three and six months ended June 30, 2006. Net income from discontinued operations for the three and six months ended June 30, 2005 is as follows (in thousands of dollars):

                                              For the            For the
                                               Three Months      Six Months
                                               Ended June 30,         Ended June 30,
	2005	2005
Revenues
Lease revenue	$984	$1,986
Interest and other income	(2)	--
Gain on disposition of equipment	12	76
Total revenues	994	2,062

Expenses
Depreciation	645	1,295
Operations support	134	282
Management fees to affiliate	66	137
General and administrative expenses
to affiliates	92	196
General and administrative expenses	41	130
Recovery of bad debts	(3)	(72)
Total expenses	975	1,968
Income from operations of
discontinued operations	$19	$94

Assets and liabilities held for sale are as follows (in thousands of dollars):

	June 30,	December 31,
Assets	2006	2005
Accounts receivable, net	$24	$27
Total assets held for sale	$24	$27
Liabilities
Account payable and other liabilities	$34	$43
Total liabilities held for sale	$34	$43

Transactions with Manager and Affiliates - Discontinued Operations

During the three and six months ended June 30, 2005, the Fund's discontinued operations incurred these types of costs to FSI or its affiliates; management fees and data processing and administrative expenses. No similar types of costs were incurred from discontinued operations during the three and six months ended June 30, 2006. The components of these fees and expenses incurred to FSI or its affiliates were as follows (in thousands of dollars):

                                                         For the Three                         For the Six
                                                        Months Ended                     Months Ended
                                                  June 30, 2005                      June 30, 2005
Management fees	$66	$137
Data processing and administrative expenses	92	196

8. Transactions with Manager and Affiliates

The balance due to affiliates as of June 30, 2006 and December 31, 2005 includes $0.2 million due to FSI for management fees.

During the three and six months ended June 30, 2006 and 2005, the Fund incurred management fees and data processing and administrative expenses to FSI or its affiliates. The components of these fees and

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

8. Transactions with Manager and Affiliates (continued)

expenses incurred to FSI or its affiliates were as follows (in thousands of dollars):

	Owned Equipment		Equity Investments
For the three months ended June 30,	2006	2005	2006	2005
Management fees	$127	$220	$13	$15
Data processing and administrative
expenses	--	46	--	2

	Owned Equipment		Equity Investments
For the six months ended June 30,	2006	2005	2006	2005
Management fees	$320	$436	$19	$31
Data processing and administrative
expenses	--	105	--	5

9. Equipment

The components of owned equipment were as follows (in thousands of dollars):

	June 30,	December 31,
	2006	2005
Marine containers	$29,056	$29,505
Marine vessel	--	17,000
	29,056	46,505
Less accumulated depreciation	(20,011)	(32,240)
Net equipment	$9,045	$14,265

Equipment held for operating leases is stated at cost less depreciation and any impairments to the carrying value.

As of June 30, 2006 and December 31, 2005, all owned equipment in the Fund’s equipment portfolio was on lease.

During the three and six months ended June 30, 2006, the Fund disposed of marine containers with a net book value of $0.1 million and $0.1 million, respectively, for proceeds of $0.1 million and $0.2 million, respectively, which resulted in a net gain on disposition of $0.1 million and $0.1 million respectively. Additionally, the Fund's owned marine vessel was leased on a sales type lease during the first quarter of 2006 which resulted in a gain on disposition of $13.8 million. (see Note 10 to the unaudited condensed financial statements)

During the three and six months ended June 30, 2005, the Fund disposed of marine containers with a net book value of $0.1 million and $0.1 million, respectively, for proceeds of $0.1 million and $0.3 million, respectively, which resulted in a net gain on disposition of $0.1 million and $0.2 million respectively.

See Note 18 to the unaudited condensed financial statements for equipment dispositions subsequent to June 30, 2006.

10. Sales Type Lease Receivable

During 2006, the Fund's marine vessel was leased on a sales type lease with a five year lease term. Total principal and interest payments under this lease will aggregate $25.7 million which are payable over the term of the lease. Such payments include interest payments of $7.7 million. This transaction resulted in a gain on sale of $13.8 million in the first quarter 2006.

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

10. Sales Type Lease Receivable (continued)

The components of the net investment in the sales type lease as of June 30, 2006 are as follows (in thousands in dollars):

Total minimum lease payments	$23,519
Less unearned income	(6,599)
$16,920

Future minimum rentals receivable under the sales type lease as of June 30, 2006 for the next five years are as follows (in thousands of dollars):

2006	$2,594
2007	5,147
2008	5,160
2009	5,147
2010	5,147
2011	324
Total minimum lease payments receivable	$23,519

11. Equity Investments in Affiliated Entities

The Fund owns equipment jointly with affiliated programs. These are single purpose entities that do not have any debt or other financial encumbrances.

The tables below set forth 100% of the lease revenues and interest and other income, depreciation expense, general and administrative expenses, provision for bad debts, and net income (loss) of the entities in which the Fund has an interest, and the Fund‘s proportional share of income (loss) in each entity for the three and six months ended June 30, 2006 and 2005 (in thousands of dollars):

	TWA	TWA
For the three months ended	S/N 49183	MD-82
June 30, 2006	Trust[1]	Trust[2]	Total

Lease revenues and interest and other income	$301	$301
Less: Depreciation expense	--	105
General and administrative expenses	16	16
Net income	$285	$180

Fund’s share of net income	$143	$91	$234

	TWA	TWA	PLM
For the three months ended	S/N 49183	MD-82	Worldwide
June 30, 2005	Trust[1]	Trust[2]	Leasing Corp.[3]	Total

Lease revenues and interest and other income	$308	$308	$212
Less: Depreciation expense	--	314	--
General and administrative expenses	19	19	208
Provision for bad debts	--	--	170
Net income (loss)	$289	$(25)	$(166)

Fund’s share of net income (loss)	$145	$(9)	$(42)	$94

1	The Fund owns a 50% interest in the TWA S/N 49183 Trust that was formed in 1998 that owns an MD-82 stage III commercial aircraft.
2 The Fund owns a 50% interest in the TWA MD-82 Trust that was formed in 1998 that owns an MD-82 stage III commercial aircraft.
3	The Fund owned a 25% interest in PLM Worldwide Leasing Corp. that was formed in 1995 and dissolved in 2005 that owned aircraft related assets.

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

11. Equity Investments in Affiliated Entities (continued)

	TWA	TWA
For the six months ended	S/N 49183	MD-82
June 30, 2006	Trust[1]	Trust[2]	Total

Lease revenues and interest and other income	$602	$602
Less: Depreciation expense	--	419
General and administrative expenses	28	27
Net income	$574	$156

Fund’s share of net income	$287	$83	$370

	TWA	TWA	PLM
For the six months ended	S/N 49183	MD-82	Worldwide
June 30, 2005	Trust[1]	Trust[2]	Leasing Corp.[3]	Total

Lease revenues and interest and other income	$617	$616	$528
Less: Depreciation expense	--	629	--
General and administrative expenses	39	38	515
Provision for bad debts	--	--	170
Net income (loss)	$578	$(51)	$(157)

Fund’s share of net income (loss)	$289	$(19)	$(39)	$231

As of June 30, 2006 and December 31, 2005, all jointly-owned equipment in the Fund’s equity investment portfolio were on lease.

12.	Operating Segments

The Fund operates in three segments: marine vessel leasing, aircraft leasing, and marine container leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers during 2006 and 2005 except for marine vessel leasing, which has leased its asset on a sales type lease during 2006.

The Manager evaluates the performance of each segment based on profit or loss from operations before allocation of interest expense, general and administrative expenses, and certain other expenses. The segments are managed separately due to different business strategies for each operation. There were no intersegment revenues for the three and six months ended June 30, 2006 and 2005.

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

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

12.	Operating Segments (continued)

The following tables present a summary of the operating segments (in thousands of dollars):

	Marine		Marine
For the three months ended	Vessel	Aircraft	Container
June 30, 2006	Leasing	Leasing	Leasing	Other[1]	Total

Revenues
Lease revenue	$--	$3	$728	$--	$731
Sales type lease income	653	--	--	--	653
Interest income and other income	--	--	--	90	90
Gain on disposition of equipment	--	--	62	--	62
Total revenues	653	3	790	90	1,536

Expenses
Depreciation	--	--	436	--	436
Operations support	70	--	--	--	70
Management fees to affiliate	91	--	36	--	127
General and administrative expenses	13	5	--	192	210
Provision for bad debts	6	--	--	--	6
Total expenses	180	5	472	192	849
Equity in net income of equity
investments	--	234	--	--	234
Income (loss) from continuing operations	$473	$232	$318	$(102)	$921

Total assets as of June 30, 2006	$17,522	$19	$10,010	$2,092	$29,643

	Marine		Marine
For the three months ended	Vessel	Aircraft	Container
June 30, 2005	Leasing	Leasing	Leasing	Other[1]	Total

Revenues
Lease revenue	$3,058	$44	$1,094	$--	$4,196
Interest income and other income	--	3	--	70	73
Gain on disposition of equipment	--	--	81	--	81
Total revenues	3,058	47	1,175	70	4,350

Expenses
Depreciation	237	--	516	--	753
Operations support	1,351	5	12	1	1,369
Management fees to affiliate	145	6	55	14	220
General and administrative expenses	19	40	--	209	268
Provision for bad debts	145	27	--	--	172
Total expenses	1,897	78	583	224	2,782
Equity in net income of equity
investments	--	94	--	--	94
Income (loss) from continuing operations	$1,161	$63	$592	$(154)	$1,662

1
Includes certain assets not identifiable to a specific segment such as cash and cash equivalents, certain other assets and assets held for sale. Also includes certain interest income, management fees related to trailer leasing and costs not identifiable to a particular segment, such as certain operations support and certain general and administrative expenses.

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

12.	Operating Segments (continued)

	Marine		Marine
For the six months ended	Vessel	Aircraft	Container
June 30, 2006	Leasing	Leasing	Leasing	Other[1]	Total

Revenues
Lease revenue	$779	$5	$1,782	$--	$2,566
Sales type lease income	1,148	--	--	--	1,148
Interest income and other income	--	--	--	142	142
Gain (loss) on disposition of equipment	13,809	(9)	114	--	13,914
Total revenues	15,736	(4)	1,896	142	17,770

Expenses
Depreciation	--	--	895	--	895
Operations support	287	4	--	--	291
Management fees to affiliate	197	--	89	34	320
General and administrative expenses	34	5	--	417	456
Recovery of bad debts	(2)	--	--	--	(2)
Total expenses	516	9	984	451	1,960
Equity in net income of equity
investments	--	370	--	--	370
Income (loss) from continuing operations	$15,220	$357	$912	$(309)	$16,180

	Marine		Marine
For the six months ended	Vessel	Aircraft	Container
June 30, 2005	Leasing	Leasing	Leasing	Other[1]	Total

Revenues
Lease revenue	$5,772	$296	$2,299	$--	$8,367
Interest income and other income	--	12	--	98	110
Gain on disposition of equipment	--	--	203	--	203
Total revenues	5,772	308	2,502	98	8,680

Expenses
Depreciation	474	--	1,079	--	1,553
Operations support	2,412	12	25	1	2,450
Management fees to affiliate	281	12	115	28	436
Interest expense	--	--	--	42	42
General and administrative expenses	48	50	--	391	489
Provision for bad debts	145	197	--	--	342
Total expenses	3,360	271	1,219	462	5,312
Equity in net income of equity
investments	--	231	--	--	231
Income (loss) from continuing operations	$2,412	$268	$1,283	$(364)	$3,599

13. Basic (Loss) Earnings Per Weighted-Average Class A Unit

Basic (loss) earnings per weighted-average Class A unit was computed by dividing loss or income from continuing operations and income from operation of discontinued operations attributable to Class A members by the weighted-average number of Class A units deemed outstanding during the period. The weighted-average number of Class A units deemed outstanding during the three and six months ended June 30, 2006 and 2005 was 4,971,311 units.

1
Includes certain assets not identifiable to a specific segment such as cash and cash equivalents, certain other assets and assets held for sale. Also includes certain interest income, management fees related to trailer leasing and costs not identifiable to a particular segment, such as interest expense and certain operations support and certain general and administrative expenses.

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

13. Basic (Loss) Earnings Per Weighted-Average Class A Unit (continued)

Any special allocations of income to the Manager are included in the calculation of basic (loss) earnings from continuing operations.

Basic (loss) earnings per weighted average Class A unit from continuing operations, operation of discontinued operations, and any special allocations to the Class A members are based on the following (in thousands of dollars, except weighted-average Class A unit amounts):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Attributable to Class A members:
Basic income from continuing operations	$921	$1,662	$16,180	$3,599
Special allocation to Manager	(1,666)	(438)	(1,666)	(438)
(Loss) income from continuing operations attributable to Class A members	(745)	1,224	14,514	3,161
Income from operations of discontinued operations	--	19	--	94
Net (loss) income	$(745)	$1,243	$14,514	$3,255

Weighted average Class A units outstanding	4,971,311	4,971,311	4,971,311	4,971,311
Basic (loss) earnings per weighted average Class A unit:
(Loss) income from continuing operations	$(0.15)	$0.25	$2.92	$0.63
Income from operations of discontinued operations	--	--	--	0.02
Net (loss) income per weighted average Class A unit	$(0.15)	$0.25	$2.92	$0.65

14. Accounts Receivables

Accounts receivables represent balances due from current or former lessees for unpaid balances incurred from leasing Fund owned equipment. The components of accounts receivables were as follows (in thousands of dollars):

	June 30,	December 31,
	2006	2005

Trade accounts receivables	$1,578	$2,325
Allowance for doubtful accounts	(12)	(15)
	$1,566	$2,310

15. Other Assets

The components of the other assets were as follows (in thousands of dollars):

	June 30,	December 31,
	2006	2005
Prepaid expenses	$101	$231
Marketable securities	19	5
Inventory	--	272
	$120	$508

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C.
(A Delaware Limited Liability Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

16. Concentrations of Credit Risk

For the six months ended June 30, 2006 and 2005, the Fund’s customers that accounted for 10% or more of the total revenues for owned equipment and jointly owned equipment were Champion Shipping A/S (81% in 2006) which is in the marine vessel leasing segment and Capital Leasing (17% in 2005) which is in the marine container leasing segment.

As of June 30, 2006 and December 31, 2005, the Fund’s customers that accounted for 10% or more of the total accounts receivables for owned equipment and jointly owned equipment were Capital Leasing (40% in 2006 and 39% in 2005) and Cronos Group (20% in 2006 and 16% in 2005), both of which are in the marine container leasing segment, and Stena Bulk LLC (30% in 2006 and 44% in 2005), which is in the marine vessel leasing segment. In addition, as of June 30, 2006, the sales type lease receivable from Champion Shipping A/S which is in the marine vessel leasing segment, accounts for 57% of the total assets of the Fund.

As of June 30, 2006 and December 31, 2005, the Manager believed the Fund had no other significant concentrations of credit risk that could have a material adverse effect on the Fund.

17. Contingencies

In the second quarter of 2006, the Fund allowed the transfer of approximately 333,525 units or 6.7% of the outstanding Class A Member units of the Fund that resulted from a registered tender offer by East River Capital II, LLC, which is controlled by Jim Coyne, the President of PLM International, Inc. which provides administrative services to the Fund. The Manager of the Fund obtained a tax opinion from independent outside counsel stating that the transfer of the above shares, which exceeded the 2% safe harbor promulgated by the Internal Revenue Service, should not cause the Fund to be treated as a publicly traded partnership under Internal Revenue Service regulations. If the Fund were to be treated as publicly traded partnership, the Fund would likely be taxed as a corporation and would therefore be subject to entity level federal and state taxation, which would result in a significant reduction in cash distributed to the members. There are inherent uncertainties related to the interpretation of tax laws in the United States. The judgments and estimates made at a point in time may change based on the outcome of tax audits, as well as changes to or further interpretation of the tax law.

18. Subsequent Event

In July 2006, the Manager entered into a memorandum of understanding to sell 9,607 marine containers or 70% of the Fund's marine container fleet, for proceeds of approximately $12.0 million. The completion of this transaction is contingent upon, among other factors, the ability of the purchaser to obtain financing. Thus, there can be no assurance that this transaction will be completed.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the third quarter of 2005, the Fund sold all of its remaining railcars. Consequently, the results from this operation have been classified as discontinued operations and prior periods have been restated. (See Note 7 to the unaudited condensed financial statements)

(I) RESULTS OF OPERATIONS

Comparison of Professional Lease Management Income Fund I, L.L.C.’s (the Fund's) Operating Results for the Three Months Ended June 30, 2006 and 2005

(A)  Owned Equipment Operations

Lease revenues less operations support on owned equipment decreased during the three months ended June 30, 2006, compared to the same period of 2005. Net gains from the disposition of equipment, interest and other income and certain expenses such as management fees to affiliate, depreciation, general and administrative expenses and provision for (recovery of) bad debts relating to the operating segments (see Note 12 to the financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations but the result of owning a portfolio of equipment. The following table presents lease revenues less operations support by segment (in thousands of dollars):

	For the Three Months Ended June 30,
	2006	2005
Marine containers	$728	$1,082
Marine vessel	584	1,707
Aircraft	3	39

Marine containers: Marine container lease revenues and operations support were $0.7 million and $-0-, respectively, for the three months ended June 30, 2006, compared to $1.1 million and $12,000, respectively, during the same period of 2005. Lease revenues decreased $0.4 million during the three months ended June 30, 2006 due to a decrease of $0.2 million resulting from lower lease rates earned on the Fund's marine containers caused by the conversion of a portion of the Fund's marine containers from a fixed term lease to one based on utilization and a decrease of $0.2 million due to lower utilization on the Fund's marine containers compared to the same period of 2005.

Marine vessel: Marine vessel lease revenues and operations support were $0.7 million and $0.1 million, respectively, for the three months ended June 30, 2006, compared to $3.1 million and $1.4 million, respectively, during the same period of 2005. Marine vessel lease revenues and operations support decreased due to this equipment being leased on a sales type lease during the 1st quarter of 2006 (see Note 10 to the unaudited condensed financial statements).

Aircraft: Aircraft lease revenues and operations support were $3,000 and $-0-, respectively, for the three months ended June 30, 2006, compared to $44,000 and $5,000, respectively, during the same period of 2005. Aircraft lease revenues and operations support decreased due to the Fund's remaining owned aircraft being disposed of during the fourth quarter of 2005.

(B) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $0.8 million for the three months ended June 30, 2006 decreased from $1.4 million for the same period in 2005. Significant variances are explained as follows:

(i) A $0.3 million decrease in depreciation expense from 2005 levels reflecting the Fund's disposition of equipment during 2005 and 2006;

(ii) Provision for bad debts decreased $0.2 million in the three months ended June 30, 2006 compared to the same period of 2005. During 2005, provision for bad debts of $0.1 million was related to a marine vessel lessee that was disputing certain outstanding receivables and $27,000 was related to an aircraft lessee that went into bankruptcy. Similar events did not occur during the same period of 2006.

    (iii) A $0.1 million decrease in management fees to affiliate was due to lower lease revenues being earned during the three months ended June 30, 2006 compared to 2005; and

    (iv) General and administrative expenses decreased $0.1 million during the three months ended June 30, 2006 compared to 2005. A decrease of $35,000 was due to lower administrative costs relating to the lease termination and return of aircraft during the three months ended June 30, 2005. A similar event did not occur during the same period of 2006.

(C) Gain on Disposition of Owned Equipment

Gain on disposition of owned equipment for the three months ended June 30, 2006 and 2005 totaled $0.1 million which resulted from the sale of marine containers with a net book value of $0.1 million for proceeds of $0.1 million.

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

The following equity investments discussion is based on the Fund's proportional share of revenues, depreciation, and administrative expenses in the equity investments:

As of June 30, 2006, the Fund owned interests in two trusts that each own a commercial aircraft. As of June 30, 2005, the Fund owned interests in two trusts that each own a commercial aircraft and an interest in an entity owning other aircraft related assets. In the fourth quarter of 2005, the entity owning other aircraft related assets was dissolved.

During the three months ended June 30, 2006, lease revenues of $0.3 million were partially offset by depreciation and administrative expenses of $0.1 million. During the same period of 2005, lease revenues of $0.4 million were partially offset by depreciation and administrative expenses of $0.3 million.

Aircraft lease revenues decreased $0.1 million during the three months ended June 30, 2006 compared to the same period of 2005 due to the entity owning other aircraft related assets being dissolved.

Aircraft depreciation and administrative expenses decreased $0.2 million during the three months ended June 30, 2006 due to a decrease of $0.1 million caused by all aircraft becoming fully depreciated early in the 2nd quarter of 2006 and decreased $0.1 million due to the entity owning other aircraft related assets being dissolved.

(E) Income from Operation of Discontinued Operations

During the three months ended June 30, 2005, the Fund's railcar operations, which are being accounted for as a discontinued operation, generated income from operations of $19,000. No income was earned from discontinued operations during the same period of 2006.

(F) Net Income

As a result of the foregoing, the Fund had net income of $0.9 million for the three months ended June 30, 2006, compared to net income of $1.7 million during the same period of 2005. The Fund's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Fund's performance in the three months ended June 30, 2006 is not necessarily indicative of future periods.

Comparison of the Fund's Operating Results for the Six Months Ended June 30, 2006 and 2005

(A)  Owned Equipment Operations

Lease revenues less operating support on owned equipment decreased during the six months ended June 30, 2006, compared to the same period of 2005. The following table presents lease revenues less operating support by segment (in thousands of dollars):

	For the Six Months Ended June 30,
	2006	2005
Marine containers	$1,782	$2,274
Marine vessel	1,640	3,360
Aircraft	1	284

Marine containers: Marine container lease revenues and operations support were $1.8 million and $-0-, respectively, for the six months ended June 30, 2006, compared to $2.3 million and $25,000, respectively, during the same period of 2005. Lease revenues decreased $0.5 million during the six months ended June 30, 2006 due to a decrease of $0.3 million resulting from lower lease rates earned on the Fund's marine containers caused by the conversion of a portion of the Fund's marine containers from a fixed term lease to one based on utilization and a decrease of $0.2 million due to lower utilization on the Fund's marine containers compared to the same period of 2005.

Marine vessel: Marine vessel lease revenues and operations support were $1.9 million and $0.3 million, respectively, for the six months ended June 30, 2006, compared to $5.8 million and $2.4 million, respectively, during the same period of 2005. Marine vessel lease revenues and operations support decreased due to this equipment being leased on a sales type lease during the January 2006. (see Note 10 to the unaudited condensed financial statements)

Aircraft: Aircraft lease revenues and operations support were $5,000 and $4,000, respectively, for the six months ended June 30, 2006, compared to $0.3 million and $12,000, respectively, during the same period of 2005. Aircraft lease revenues and operations support decreased due to the Fund's remaining owned aircraft being disposed of during the fourth quarter of 2005.

(B) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $1.7 million for the six months ended June 30, 2006 decreased from $2.9 million for the same period in 2005. Significant variances are explained as follows:

(i) A $0.7 million decrease in depreciation expense from 2005 levels reflecting the Fund's disposition of equipment during 2005 and 2006;

(ii) Provision for bad debts decreased $0.3 million in the six months ended June 30, 2006 compared to the same period of 2005. During 2005, provision for bad debts of $0.2 million was related to an aircraft lessee that went into bankruptcy and a provision for bad debts of $0.1 million was related to a marine vessel lessee that was disputing certain outstanding receivables. Similar events did not occur during the same period of 2006.

(iii) A $0.1 million decrease in management fees to affiliate was due to lower lease revenues being earned during the six months ended June 30, 2006 compared to 2005; and

(iv) A $42,000 decrease in interest expense was due to the Fund prepaying its outstanding debt in full in January 2005 and expensing all unamortized debt placement fees. A similar event did not occur during 2006.

(C) Net Gain on Disposition of Owned Equipment

Net gain on disposition of owned equipment for the six months ended June 30, 2006 totaled $13.9 million which resulted from the sale of marine containers with a net book value of $0.1 million for proceeds of $0.2 million resulting in a gain on disposition of $0.1 million and the disposition of the Fund's owned marine vessel on a sales type lease which resulted in a gain on disposition of $13.8 million. (see Note 10 to the unaudited condensed financial statements) Gain on disposition of owned equipment for the six months ended June 30, 2005 totaled $0.2 million which resulted from the sale of marine containers with a net book value of $0.1 million for proceeds of $0.3 million.

(D) Equity in Net Income of Equity Investments

Equity in net income (loss) of equity investments represents the Fund's share of the net income or loss generated from the operation of jointly owned assets accounted for under the equity method of accounting. These entities are single purpose and have no debt or other financial encumbrances.

The following equity investments discussion is based on the Fund's proportional share of revenues, depreciation, and administrative expenses in the equity investments:

As of June 30, 2006, the Fund owned interests in two trusts that each own a commercial aircraft. As of June 30, 2005, the Fund owned interests in two trusts that each own a commercial aircraft and an interest in an entity owning other aircraft related assets. In the fourth quarter of 2005, the entity owning other aircraft related assets was dissolved.

During the six months ended June 30, 2006, lease revenues of $0.6 million were partially offset by depreciation, operations support and administrative expenses of $0.2 million. During the same period of 2005, lease revenues of $0.7 million were partially offset by depreciation expense, administrative expenses and provision for bad debts of $0.5 million.

Aircraft lease revenues decreased $0.1 million during the six months ended June 30, 2006 compared to the same period of 2005 due to the entity owning other aircraft related assets being dissolved.

Aircraft depreciation expense, operations support, administrative expenses and provision for bad debts decreased $0.3 million during the six months ended June 30, 2006. A decrease of $0.1 million was due to all aircraft becoming fully depreciated early in the 2nd quarter of 2006 and a decrease of $0.2 million was due to the entity owning other aircraft related assets being dissolved.

(E) Income from Operation of Discontinued Operations

During the six months ended June 30, 2005, the Fund's railcar operations, which are being accounted for as a discontinued operation, generated income from operations of $0.1 million. No income was earned from discontinued operations during the same period of 2006.

(F) Net Income

As a result of the foregoing, the Fund had net income of $16.2 million for the six months ended June 30, 2006, compared to net income of $3.7 million during the same period of 2005. The Fund's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Fund's performance in the six months ended June 30, 2006 is not necessarily indicative of future periods.

(II) FINANCIAL CONDITION - CAPITAL RESOURCES AND LIQUIDITY

At June 30, 2006, the Fund had unrestricted cash of $2.0 million.

For the six months ended June 30, 2006, the Fund generated cash from operations of $3.9 million to meet its operating obligations and maintain working capital reserves.

During the six months ended June 30, 2006, the Fund disposed of owned equipment for proceeds of $0.2 million. Additionally, the Fund's owned marine vessel was leased on a sales type lease with a five year term for $18.0 million plus interest.

Accounts receivables decreased $0.7 million during the six months ended June 30, 2006. A decrease of $0.6 million was due to the timing of lessee payments and a decrease of $0.1 million was due to the Fund earning lower lease revenues on its marine container fleet.

Sales type lease receivable increased $16.9 million during the six months ended June 30, 2006 due to the lease of the Fund's owned marine vessel on a sales type lease for a net of $18.0 million being partially offset by principal payments under the lease of $1.1 million.

Equity investments in affiliated entities decreased $0.2 million during the six months ended June 30, 2006 due to cash distributions of $0.6 million from the equity investments to the Fund being partially offset by income of $0.4 million that was recorded by the Fund for its interests in the equity investments.

Other assets decreased $0.4 million during the six months ended June 30, 2006. A decrease of $0.3 million was due to the sale of the Fund's marine vessel fuel inventory during 2006 and a decrease of $0.1 million was due to the amortization of prepaid insurance.

Accounts payable and accrued expenses decreased $0.4 million during the six months ended June 30, 2006 due to the timing of payments to vendors.

Reserve for repairs decreased $0.2 million during the six months ended June 30, 2006 due to the payment of marine vessel dry docking in 2006 that was accrued at December 31, 2005.

During the six months ended June 30, 2006, cash distributions declared and paid totaled $6.0 million to the Class A Members ($1.20 per Class A unit) and $1.7 million to the Manager.

The Manager has not planned any expenditures nor is it aware of any contingencies that would cause it to require additional capital.

(III) OFF-BALANCE SHEET ARRANGMENTS

The Fund has no off-balance sheet arrangements that require disclosure under item 303(c) of Regulation S-B.

(IV) OUTLOOK FOR THE FUTURE

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

The Fund intends to use future cash flow from operations to satisfy its operating requirements and make cash distributions to the Members.

The Fund may not reinvest cash flows generated from operations after January 1, 2003 into additional equipment. The Fund's operating agreement requires the disposition of the Fund's equipment on or before December 31, 2010. The Fund will terminate on December 31, 2010, unless terminated earlier upon sale of all equipment and by certain other events.

Disposition of the Fund's equipment and investments in entities owning equipment may result in a reduction of cash flows from operations to the Fund.

Factors affecting the Fund’s operations in the remainder of 2006 and beyond include:

(1) Demand for marine containers is closely tied to worldwide economic conditions. As the market for older marine containers, similar to the type owned by the Fund is strong, the Manager believes it may be an appropriate time to dispose of these assets. Consequently these assets are being marketed for sale.

In July 2006, the Manager reached an agreement to sell 9,607 marine containers or 70% of the Fund's marine container fleet for proceeds of approximately $12.0 million. The sale is contingent upon, among other factors, the ability of the purchaser to obtain financing. Accordingly, there can be no assurance that this transaction will be completed.

(2) While the financial condition of both international and domestic United States airlines have shown improvement over the last 12 months, continuing increases in the price of oil poses a very significant risk to both the airlines and aircraft equipment lessors.

The Fund has an interest in two aircraft on lease through the fourth quarter of 2008 to a major United States (US) airline. While the Manager is not aware of any specific liquidity problems in regards to this lessee, the poor financial condition of the US airline industry, which has included several bankruptcies in the last twelve months, indicate there could be collection issues related to this lessee in the future;

(3) The Fund is expected to have increased general and administrative costs as the Manager liquidates other investment programs that currently share certain general and administrative expenses; and

(4) The timing and amount of future cash distributions to the Class A and Class B Members will be based on the cash position of the Fund and operational requirements. The Manager does not anticipate any future cash distributions until there are additional asset dispositions resulting in significant sales proceeds.

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

Notwithstanding the forgoing limitations, we believe that our internal controls are effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act Rule 13a-15(e) is recorded, processed, summarized and reported, within the time specified in the Commission’s rules and forms and designed to ensure that information required to be disclosed in the reports that we file or submit under the Act are accumulated and communicated to management, including the principal executive and principal financial officer to allow timely decisions regarding required disclosure and that disclosure controls provide reasonable assurances that the objectives of our control systems are met.

Quarterly Evaluation of the Fund’s Disclosure Controls and Internal Controls

(1) As of the end of the period prior to the filing of this report, the Manager carried out an evaluation, under the supervision and with the participation of the Manager’s management, including it’s President and CFO, of the effectiveness of the design and operation of the Fund’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the President and CFO concluded that the Fund’s disclosure controls and procedures are effective.

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

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.1    Time Charter Party Agreement between Cordova Vessel Limited Partnership and Champion Shipping A/S dated December 19, 2005.

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

(b) Report on Form 8-K

Report dated May 25, 2006 announcing a cash distribution to the members.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

        PLM PROFESSIONAL LEASE MANAGEMENT INCOME FUND I

         By:  PLM Financial Services, Inc.
 Manager

Date: August 11, 2006                    By: /s/ Richard K Brock
Richard K Brock
Chief Financial Officer