Form 10KSB
period 2006-12-31
PROFESSIONAL LEASE MANAGEMENT INCOME FUND I LLC
filed 2007-03-27
CIK 928956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-KSB

☒ Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to __________.

Commission file number 0-28376
_______________________

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C. LIQUIDATING TRUST
(Name of small business issuer in its charter)

Delaware	94-3209289
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

405 Lexington Avenue, 67th floor
New York, NY	10174
(Address of principal executive offices)	(Zip code)

Issuer's telephone number, including area code: (212) 682-3344
_______________________

Securities registered under Section 12(b) of the Exchange Act:

Beneficial Interests	N/A
(Title of class)	(Name of each exchange on which registered)

Securities registered under Section 12(g) of the Exchange Act:

N/A	N/A
(Title of class)	(Name of each exchange on which registered)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No☒

State issuer’s revenues for its most recent fiscal year. The Liquidating Trust had no revenues during the period from September 29, 2006 (inception) through December 31, 2006. The Liquidating Trust's increase in liquidation value during the period from September 29, 2006 (inception) through December 31, 2006 was $46,000.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates. There is no market value for the issuers voting and non-voting equity securities held by non-affiliates, as the issuer’s equity securities do not trade on any exchange and are not quoted on any electronic intermediary quotation system.

Registrant's non-Trustee beneficial units outstanding as of December 31, 2006 were 4,971,311.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C. LIQUIDATING TRUST
Form 10-KSB
Table of Contents

		Page
	PART I

Item 1.	Description of Business	2

Item 2.	Description of Property	3

Item 3.	Legal Proceedings	4

Item 4.	Submission of Matters to a Vote of Security Holders	4

	PART II

Item 5.	Market for the Trust's Beneficial Units	4

Item 6.	Management's Discussion and Analysis or Plan of Operation	4

Item 7.	Financial Statements	8

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial
	Disclosure	9

Item 8a.	Controls and Procedures	9

Item 8b.	Other Information	9

	PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act	10

Item 10.	Executive Compensation	11

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related
	Beneficial Interest Matters	11

Item 12.	Certain Relationships and Related Transactions, and Director Independence	12

Item 13.	Exhibits	12

Item 14.	Principal Accountant Fees and Services	13

	2006 Annual Report	15 - 30

PART I
ITEM 1. DESCRIPTION OF BUSINESS

(A) Background

On September 29, 2006 (inception), Professional Lease Management Income Fund I, L.L.C. Liquidating Trust (the Trust) was established. On that date, all of the assets and liabilities of Professional Lease Management Income Fund I, L.L.C., a Delaware Limited Liability Company (the Fund) were transferred to the Trust. PLM Financial Services, Inc. (FSI or the Trustee) is the Trustee of the Trust. The Trustee has a 25% interest in the earnings and distributions of the Trust.

The Fund, formed on August 22, 1994, engaged in the business of owning, leasing, or otherwise investing in transportation and related equipment. FSI was the Manager of the Fund. In September 2006, FSI filed a Registration Statement on Form 15-12G with the United States Securities and Exchange Commission with respect to the termination of registration of the Fund under Section 12g of the Securities Exchange Act of 1934.

The Trust's primary objective is to liquidate the assets and pay all liabilities of the Trust. The Trust will pay cash distributions to the beneficial interest holders after significant asset dispositions. Cash remaining after all assets have been disposed and all liabilities have been paid, together with excess net operating cash flows from operations, will be paid as cash distributions to the beneficial interest holders at the end of the liquidation period.

As of December 31, 2006, there were 4,971,311 non-Trustee beneficial interests outstanding.

The Trust shall terminate upon the earliest of (i) a termination required by the applicable laws of the State of Delaware, (ii) the termination due to the distribution of all Trust assets or (iii) June 30, 2008; provided, however, that the Trustee, in its discretion, may extend the existence of this Trust to such later date as it may designate, if it determines that an extension is reasonably necessary to pay or make provision for then known liabilities, actual or contingent.

Table 1, below, lists the owned equipment on a sales-type lease as of December 31, 2006 (in thousands of dollars):

TABLE 1

			Realizable
Units	Type	Manufacturer	Amounts

1	Double-hull product tanker	Hyundai	$15,000

The marine vessel was leased on a sales-type lease until January 2011. In March 2007, the lessee exercised its option to prepay the balance due under the charter and purchase the marine vessel. See Note 18 to the Financial Statements for a discussion regarding this transaction.

(B) Management of Trust Equipment

The Trust has entered into an equipment management agreement with PLM Investment Management, Inc. (IMI), a wholly owned subsidiary of FSI, for the management of the Trust's equipment. The Trust’s management agreement with IMI is to co-terminate with the dissolution of the Trust, unless the beneficial interest holders vote to terminate the agreement prior to that date or at the discretion of the Trustee. IMI has agreed to perform all services necessary to manage the equipment on behalf of the Trust and to perform or contract for the performance of all obligations of the lessors under the Trust's leases.  In consideration for its services and pursuant to the Trust agreement, IMI is entitled to a monthly management fee (see Notes 1, 3 and 12 to the Financial Statements).

(C) Competition

(1) Operating Leases versus Full Payout Leases

The short to mid-term nature of operating leases generally commands a higher rental rate than longer-term, full payout leases and offers lessees relative flexibility in their equipment commitment. In addition, the rental obligation under an operating lease need not be capitalized on the lessee's balance sheet.

The Trust encounters considerable competition from lessors that utilize full payout leases on new equipment, i.e. leases that have terms equal to the expected economic life of the equipment.  While some lessees prefer the flexibility offered by a shorter-term operating lease, other lessees prefer the rate advantages possible with a full payout lease.  Competitors may write full payout leases at considerably lower rates and for longer terms than the Trust offers, or larger competitors with a lower cost of capital may offer operating leases at lower rates, which may put the Trust at a competitive disadvantage.

(2) Manufacturers and Equipment Lessors

The Trust competes with equipment manufacturers who offer operating leases and full payout leases. Manufacturers may provide ancillary services that the Trust cannot offer, such as specialized maintenance service (including possible substitution of equipment), training, warranty services, and trade-in privileges.

The Trust also competes with many equipment lessors, including GATX Corp., General Electric Capital Aviation Services Corporation and other investment programs that lease the same types of equipment.

(D) Demand

As of December 31, 2006, the Trust owned a double-hull product tanker marine vessel on a sales-type lease.

In December 2006, the charterer of the marine vessel notified the Trust that in the first quarter of 2007 it would exercise its option (the “Option”) as described in the Charter Party Agreement, to prepay the balance of charter of $15.0 million, less $14,500 for each day after January 23, 2007 that the Option is exercised, and purchase the marine vessel for the sum of one dollar. See Note 18 to the Financial Statements for a discussion regarding the completion of the exercise of the Option.

(E) Government Regulations

The use, maintenance, and ownership of equipment are regulated by federal, state, local, or foreign governmental authorities. Such regulations may impose restrictions and financial burdens on the Trust's ownership and operation of equipment. Changes in governmental regulations, industry standards, or deregulation may also affect the ownership, operation, and resale of the equipment. Substantial portions of the Trust's equipment portfolio are either registered or operated internationally. Such equipment may be subject to adverse political, government, or legal actions, including the risk of expropriation or loss arising from hostilities. Certain of the Trust's equipment is subject to extensive safety and operating regulations, which may require its removal from service or extensive modification of such equipment to meet these regulations, at considerable cost to the Trust. Typically, costs related to extensive equipment modifications to meet government regulations are passed on to the lessee of that equipment.

ITEM 2. DESCRIPTION OF PROPERTY

The Trust neither owns nor leases any properties other than the equipment that was transferred to the Trust from Professional Lease Management Income Fund I, L.L.C.. As of December 31, 2006, the Trust owned a marine vessel on a sale type lease as described in Item 1, Table 1. The Trust does not own any real property.

The Trust maintains its principal office at 405 Lexington Avenue, 67th floor, New York, NY 10174.

ITEM 3. LEGAL PROCEEDINGS

The Trust is not involved as plaintiff or defendant in any legal actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Trust's beneficial interest holders from September 29, 2006 (inception) through December 31, 2006.

PART II

ITEM 5.	MARKET FOR THE TRUST'S BENEFICAL UNITS

Pursuant to the terms of the Trust agreement, the Trustee is entitled to a 25% interest in the profits, losses and distributions of the Trust. The Trustee is the sole holder of such interests. Special allocations of income are made to the Trustee equal to the deficit balance, if any, in the capital account of the Trustee. The remaining interests in the profits, losses and cash distributions of the Trust are owned, as of December 31, 2006, by the 4,477 non-Trustee beneficial interest holders in the Trust.

There is no market for the sale of the beneficial interests of the Trust. The Trustee will not allow for transfer of such ownership except by will, intestate succession or operation of law.

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Trust's consolidated financial statements contained in the 2006 Annual Report have been prepared in accordance with the requirements for a Small Business Issuer as prescribed by Regulation S-B under the Securities Exchange Act of 1934. Generally, a Small Business Issuer cannot file under Regulation S-B if its annual revenues or public float exceed $25.0 million for two consecutive years. The Trust qualifies as a Regulation S-B filer since annual revenues of the Fund, which was dissolved on September 29, 2006, were less than $25.0 million when prepared in accordance with General Accepted Accounting Principles in the United States and its public float for the Fund’s Class A Membership Units did not exceed $25.0 million. The Trust's revenues for the period from September 29, 2006 (inception) through December 31, 2006 were less than $25.0 million and there is no public float for the Trust’s beneficial interests.

(A) Introduction

Management's discussion and analysis or plan of operation relates to the financial statements of Professional Lease Management Income Fund I, L.L.C. Liquidating Trust (the Trust). The following discussion and analysis focuses on the performance of the Trust's equipment in the various segments in which it operates and its effect on the Trust's overall financial condition.

(B) Results of Operations -- Factors Affecting Performance

(1) Equipment Liquidations

Liquidation of Trust equipment and equipment owned by entities in which the Trust has an equity investment represents a reduction in the size of the equipment portfolio and may result in a reduction of operating cash flow to the Trust.

(2) Asset Valuation

In accordance with the liquidation basis of accounting, the carrying values of the assets are presented at the net realizable amounts less costs to dispose in the Statements of Net Assets in Liquidation.

(C) Financial Condition -- Capital Resources and Liquidity

The Trust’s assets and liabilities were transferred to the Trust from Professional Lease Management Income Fund I, L.L.C.. As of December 31, 2006, the Trust had no outstanding indebtedness. The Trust relies on operating cash flow and asset disposition proceeds to meet its operating obligations and make distributions to the beneficial interest holders.

The Trustee has not planned any expenditures, nor is it aware of any contingencies that would cause it to require any additional capital to that mentioned above. The non-trustee beneficial interest holders are prohibited from making capital contributions to the Trust.

The Trust is actively liquidating its equipment portfolio. As previously discussed, in December 2006, the charterer of the marine vessel notified the Trust that in the first quarter of 2007 it would exercise its option (the “Option”) as described in the Charter Party Agreement (the Charter). On March 16, 2007, the charterer of the marine vessel completed the exercise of its option set forth in the Charter to prepay the remaining balance of charter payments due under the Charter of $14.3 million and purchase the marine vessel for the sum of one dollar. This was the only remaining equipment asset owned by the Trust.

In accordance with the liquidation basis of accounting, the carrying values of the assets are presented at net realizable amounts less costs to dispose and all liabilities are presented at estimated settlement amounts, including estimated costs associated with completing the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by the Trustee, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be material differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected.

At December 31, 2006, the Trust had unrestricted cash and cash equivalents of $0.5 million.

During the period from September 29, 2006 (inception) through December 31, 2006, the Trust disposed of owned equipment and received aggregate proceeds of $18.5 million and disposed of equity investments and received aggregate proceeds of $1.8 million. During the same period, the Trust's owned equipment operations earned lease revenues of $0.4 million and paid or incurred additional operating expenses of $0.1 million. Additionally, the Trust's interest in equity investments earned lease and interest income of $2.4 million and paid or incurred additional operating expenses of $0.2 million.

Sale-type lease receivables decreased $1.3 million during the period from September 29, 2006 (inception) through December 31, 2006. A decrease of $0.7 million was due to principal payments being received from the charterer and a decrease of $0.5 million resulted from the reduction in the net realizable value of the sales-type receivable less costs to dispose to reflect the lessee notifying the Trust of their intention to prepay the balance of the charter.

Accounts receivables decreased $1.1 million during the period from September 29, 2006 (inception) through December 31, 2006 due to a reduction in the equipment portfolio available for lease resulting from asset dispositions.

Other assets increased $0.1 million during the period from September 29, 2006 (inception) through December 31, 2006. An increase of $0.2 million was due to the Trust prepaying certain marine vessel expenses at December 31, 2006. The Trust did not prepay any marine vessel expenses at September 29, 2006 (inception). This increase was partially offset by a decrease on $0.1 million due to lower inventory of spare parts and lube oil on the Trust’s marine vessel at December 31, 2006 compared to September 29, 2006.

Accounts payable and accrued expenses decreased $35,000 during the period from September 29, 2006 (inception) through December 31, 2006 due to the timing of vendor payments.

Due to affiliates increased $0.1 million during the period from September 29, 2006 (inception) through December 31, 2006 due to the timing of payments to affiliates.

Lessee deposits and prepaid revenues decreased $0.3 million during the period from September 29, 2006 (inception) through December 31, 2006 due to prepaid lease payments of $0.1 million being recognized as revenues and lessee’s deposits of $0.2 million being returned to the lessee concurrent with it’s purchase of the related equipment.

During the period from September 29, 2006 (inception) through December 31, 2006, cash distributions declared and paid totaled $28.8 million ($4.35 per unit of beneficial interest) of which $7.2 million was distributed to the Trustee and $21.6 million was distributed to the other holders of beneficial interest (See Note 18 to the Financial Statements for a discussion of a cash distribution declared in March 2007).

The Trustee has not planned any expenditures nor is it aware of any contingencies that would cause it to require any additional capital over that mentioned above.

(D) Off Financial Statement Arrangements

The Trust has no off financial statement arrangements that require disclosure under item 303(c) of Regulation S-B.

(E) Critical Accounting Policies and Estimates
The Trustee believes the following critical accounting policy is subject to significant judgments and estimates used in the preparation of these financial statements.

Liquidation Accounting

In accordance with the liquidation basis of accounting, the carrying values of the assets are presented at net realizable amounts less costs to dispose and all liabilities are presented at estimated settlement amounts, including estimated costs associated with completing the liquidation of the Trust. Preparation of the financial statements on a liquidation basis requires significant assumptions by the Trust, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be material differences between the assumptions and the actual results because events and circumstances may not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the Statement of Net Assets in Liquidation.

(F) Results of Operations

The Trust was formed on September 29, 2006; therefore, there are only three months of results from operations.

Equipment Operations

The Trust operates or operated in three operating segments: aircraft leasing, marine container leasing, and marine vessel leasing. The following table presents liquidation value increases and decreases by segment from the period September 29, 2006 (inception) through December 31, 2006 (in thousands of dollars):

Increase in marine container net realizable value	$368
Increase in other non-equipment costs	(3)
Decrease in marine vessel net realizable value	(39)
Decrease in aircraft equipment net realizable value	(280)
Total decrease to liquidation values	$46

Liquidation values for the Trust decreased $0.8 million during the period from September 29, 2006 (inception) through December 31, 2006 due to the following:

(i) marine containers net realizable values increased $0.4 million during the period from September 29, 2006 (inception) to December 31, 2006.

An increase of $0.3 million during the period from September 29, 2006 (inception) to December 31, 2006 was due to net lease revenues being earned on this equipment during the period.

In addition, an increase of $0.1 million in the net realizable value of the marine containers was due to the actual sales proceeds that were higher than estimated at September 29, 2006 (inception); and

(ii) aircraft equipment net realizable values owned by entities the Trust has an equity ownership interest decreased $0.3 million during the period from September 29, 2006 (inception) to December 31, 2006.

A decrease of $0.1 million in net realizable value from aircraft owned by entities the Trust has an equity ownership interest was due to the entities incurring administrative expenses during the period and a decrease of $0.2 million was due to the actual sales proceeds at December 31, 2006 being less than estimated at September 29, 2006 (inception).

(G) Geographic Information

Certain of the Trust’s equipment operate in international markets. Although these operations expose the Trust to certain currency, political, credit and economic risks, the Trustee believes these risks are minimal or has implemented strategies to control the risks. Currency risks are at a minimum because all invoicing is conducted in United States (US) dollars. Political risks are minimized by avoiding operations in countries that do not have a stable judicial system and established commercial business laws. Credit support strategies for lessees may range from letters of credit supported by US banks to cash deposits. Although these credit support mechanisms generally allow the Trust to maintain its lease yield, there are risks associated with slow-to-respond judicial systems when legal remedies are required to secure payment or repossess equipment. Economic risks are inherent in all international markets and the Trustee strives to minimize this risk with market analysis prior to committing equipment to a particular geographic area. Refer to Note 7 to the Financial Statements for information on net realizable values of equipment in the various geographic regions.

(H) Inflation

Inflation did not have significant impact on the Trust's operations from September 29, 2006 (inception) through December 31, 2006.

(I) Forward-Looking Information

Except for historical information contained herein, the discussion in this Form 10-KSB contains “forward-looking statements” that involve risks and uncertainties, such as statements of the Trust’s plans, objectives, expectations, and intentions. The cautionary statements made in this Form 10-KSB should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-KSB. The Trust’s actual results could differ materially from those discussed here.

(J) Outlook for the Future

Liquidation of the Trust’s equipment portfolio will cause a reduction in the size of the equipment portfolio and may result in a reduction of operating cash flow to the Trust. Other factors that may affect the Trust’s contribution in the year 2007 include:

The Trust currently owns a double-hull product tanker marine vessel on a sales-type lease.

As of December 31, 2006, the Trust owned a double-hull product tanker marine vessel on a sales-type lease. In December 2006, the charterer of the marine vessel notified the Trust that in the first quarter of 2007 it would exercise its option (the “Option”) as described in the Charter Party Agreement, to prepay the balance of charter of $15.0 million, less $14,500 for each day after January 23, 2007 that the Option is exercised and purchase the marine vessel for the sum of one dollar. See Note 18 to the Financial Statements for a discussion regarding the completion of the exercise of the Option.

Several other factors may affect the Trust's operating performance in 2007, including changes in the markets for the Trust's owned equipment and changes in the regulatory environment in which that equipment operates.

The other factors that may affect the Trust’s contribution in 2007 include:

(1) Impact of Government Regulations on Future Operations

The Trustee operates the Trust's equipment in accordance with current applicable regulations (see Item 1, Section E, Government Regulations). However, the continuing implementation of new or modified regulations by some of the authorities mentioned previously, or others, may adversely affect the Trust's ability to continue to own or operate equipment in its portfolio. Additionally, regulatory systems vary from country to country, which may increase the burden to the Trust of meeting regulatory compliance for the same equipment operated between countries. Ongoing changes in the regulatory environment, both in the United States and internationally, cannot be predicted with any accuracy and preclude the Trustee from determining the impact of such changes on Trust operations, or sale of equipment.

(2) Distributions

The Trust will use operating cash flow and proceeds from the sale of equipment to meet its operating obligations. The Trust will declare cash distributions to the beneficial interest holders after significant asset dispositions.

(3) Liquidation

Liquidation of the equipment owned by the Trust represents a reduction in the size of the equipment portfolio and may result in a reduction of operating cash flow to the Trust.

The Trust shall terminate upon the earliest of (i) a termination required by the applicable laws of the State of Delaware, (ii) the termination due to the distribution of all Trust Assets or (iii) June 30, 2008; provided, however, that the Trustee, in its discretion, may extend the existence of this Trust to such later date as it may designate, if it determines that an extension is reasonably necessary to pay or make provision for then known liabilities, actual or contingent.

(4) Contingencies

In the second quarter of 2006, the Fund allowed the transfer of 333,191 units or 6.7% of the outstanding Class A Member units of the Fund that resulted from a registered tender offer by East River Capital II, LLC, which is controlled by Jim Coyne, the President of PLM International, Inc. which provides administrative services to the Fund. The Manager of the Fund obtained a tax opinion from independent outside counsel stating that the transfer of the above shares, which exceeded the 2% safe harbor promulgated by the Internal Revenue Service, should not cause the Fund to be treated as a publicly traded partnership under Internal Revenue Service regulations. If the Fund were to be treated as publicly traded partnership, the Fund would likely be taxed as a corporation and would therefore be subject to entity level federal and state taxation, which would result in a significant reduction in cash distributed to the members. There are inherent uncertainties related to the interpretation of tax laws in the United States. The judgments and estimates made at a point in time may change based on the outcome of tax audits, as well as changes to or further interpretation of the tax law.

ITEM 7. FINANCIAL STATEMENTS

The financial statements for the Trust are listed in the Index to Financial Statements included in Item 13(a) of the Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(A)	Disagreements with Accountants on Accounting and Financial Disclosures

None.

(B)	Changes in Accountants

None.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Trustee’s management, with the participation of the President and Chief Financial Officer (CFO) of PLM Financial Services, Inc., has evaluated the effectiveness of the Trust’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934) as of December 31, 2006. Based on that evaluation, the Trust’s management and the President and CFO of PLM Financial Services, Inc. concluded that the Trust’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to the Trustee’s management, including the President and CFO of PLM Financial Services, Inc., as appropriate to allow timely decisions regarding required disclosure as of December 31, 2006.

Trustee’s Report on Internal Control over Financial Reporting

The Trustee of the Trust is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. The Trust’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with the liquidation basis of accounting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of Trustee’s management, including the President and CFO of PLM Financial Services, Inc., we assessed the effectiveness of the Trust’s internal control over financial reporting. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based on our assessment, we believe that as of December 31, 2006, the Trust’s internal control over financial reporting was effective based on those criteria.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with management’s evaluation during the period from September 29, 2006 (inception) through December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

(A) Reports on Form 8-K

1.	Form 8-K dated September 27, 2006 announcing an agreement by the Fund to sell certain of its marine containers.

2.	Form 8-K dated September 29, 2006 announcing the dissolution and liquidation of the Fund and the formation of Professional Lease Management Income Fund I, L.L.C. Liquidating Trust.

3.	Form 8-K dated October 4, 2006 announcing the completion of the sale of certain of the Trust’s marine containers.

4.	Form 8-K dated December 4, 2006 announcing the sale of the remaining marine containers owned by the Trust.

5.
Form 8-K dated December 4, 2006 announcing the sale of a McDonnell Douglas DC-9-82 aircraft owned by TWA MD-82 Trust, an entity in which the Trust owns a 50% interest. This Form 8-K also announced that the lessee of the same McDonnell Douglas DC-9-82 aircraft terminated the lease for this aircraft prior to its schedule expiration date and immediately prior to its sale. This Form 8-K also announced that another entity in which the Trust owned a 50% beneficial interest had agreed to sell another McDonnell Douglas DC-9-82 aircraft.

6.
Form 8-K dated December 19, 2006 announcing the completion of the sale of a McDonnell Douglas DC-9-82 aircraft owned by TWA S/N 48183 Trust, an entity in which the Trust owns a 50% interest. This Form 8-K also announced that the lessee of the same McDonnell Douglas DC-9-82 aircraft terminated the lease for this aircraft prior to its schedule expiration date and immediately prior to its sale.

7.	Form 8-K dated December 22, 2006 announcing a cash distribution to the beneficial interest holders.

8.
Form 8-K dated December 28, 2006 announcing the intent of the charterer of the marine vessel to early terminate the charter by prepaying the charter balance and to exercise its purchase option in the Charter Agreement.

9.
Form 8-K dated March 16, 2007 announcing the completion of the option by the charterer of the marine vessel to early terminate the charter by prepaying the charter balance and exercise the purchase option in the Charter Agreement.

10.	Form 8-K dated March 23, 2007 announcing a cash distribution to the beneficial interest holders to be paid on March 30, 2007.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

As of the date of this Annual Report, the directors and executive officers of PLM Financial Services, Inc. (and key executive officers of its subsidiaries) are as follows:

Name	Age	Position

Paul M. Leand, Jr,	40	Chairman of the Board of Directors, President and Secretary of PLM Financial Services, Inc.

James G. Dolphin	39	Director, PLM Financial Services, Inc.

Richard K Brock	44	Chief Financial Officer, PLM Financial Services, Inc.

Paul M. Leand, Jr, 40, was elected in November 2005 as the Chairman of the Board of Directors and appointed the President and Secretary of PLM Financial Services, Inc.(FSI). Mr. Leand joined the predecessor of AMA Capital Partners LLC (AMA) in 1998 and has been AMA’s CEO since 2004. Mr. Leand developed AMA’s restructuring practice in the maritime industry and has led many mergers and acquisitions. Mr. Leand has extensive experience in structuring leasing and debt facilities. Prior to joining AMA, Mr. Leand was employed at The First National Bank of Maryland where he managed the bank’s railroad and maritime divisions.

James G. Dolphin, 39, was elected in November 2005 to FSI’s board of directors. Mr. Dolphin joined AMA in 2001 and is AMA’s President. Mr. Dolphin is involved in AMA’s strategic advisory work in the shipping industry. Prior to joining AMA, Mr. Dolphin led the global freight transportation management consulting practice at Booz Allen Hamilton.

Richard K Brock, 44, was appointed Chief Financial Officer of FSI in August 2002. From June 2001 through August 2002, Mr. Brock was a consultant to various leasing companies including FSI. From October 2000 through June 2001, Mr. Brock was a Director of FSI. Mr. Brock was appointed Vice President and Chief Financial Officer of PLM International, Inc. (PLMI) and FSI in January 2000, having served as Acting Chief Financial Officer since June 1999 and as Vice President and Corporate Controller of PLMI and FSI since June 1997. Prior to June 1997, Mr. Brock served as an accounting manager at FSI beginning in September 1991 and as Director of Planning and General Accounting beginning in February 1994.

The directors of PLM Financial Services, Inc. are elected for a one-year term or until their successors are elected and qualified. No family relationships exist between any director or executive officer of PLM Financial Services, Inc. or PLM Investment Management, Inc.

CODE OF ETHICS

The Board of Directors of PLM Financial Services Inc, (“FSI”) the Trustee, has adopted a written Code of Ethics that is applicable to the Board, executive officers and employees of PLM Financial Services Inc. FSI’s Code of Ethics is designed to deter wrongdoing and to promote:

-	the integrity and values of FSI, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
-	compliance with applicable governmental laws, rules and regulations;
-	internal reporting of violations of the Code of Ethics to any member of FSI’s Board of Directors; and
-	accountability for adherence to the Code of Ethics.

ITEM 10. EXECUTIVE COMPENSATION

The Trust has no directors, officers, or employees.  The Trust had no pension, profit sharing, retirement, or similar benefit plan in effect as of December 31, 2006.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED BENEFICAL INTEREST MATTERS

(A) Security Ownership of Certain Beneficial Owners

The Trustee is entitled to a 25% interest in the profits and losses (subject to certain allocations of income) and distributions of the Trust.

As of December 31, 2006, no beneficial interest holder was known by the Trustee to beneficially own more than 5% of the beneficial interests of the Trust except East River Capital II, LLC that owns 6.7% of the non-trustee beneficial interests of the Trust. East River Capital II LLC is controlled by Jim Coyne, the President of PLM International, Inc., which provides administrative services to the Trust.

(C)	Security Ownership of Management

Neither the Trustee and its affiliates nor any executive officer or director of the Trustee and its affiliates own any beneficial interests of the Trust as of December 31, 2006.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Management and Others:

During the period from September 29, 2006 (inception) through December 31, 2006, the Trust incurred management fees of $0.1 million and administrative expenses of $13,000 to FSI or its affiliates. At December 31, 2006 the Trust had a balance due to FSI and its affiliates of $0.2 million for unpaid management fees and $0.8 million for management fees resulting from the charterer of the owned marine vessel on a sale-type lease notifying the Trust that it would exercise its option in the Charter Party Agreement to prepay the remaining balance of charter payment.

During the period from September 29, 2006 (inception) through December 31, 2006, the Trust’s proportional share of management fees paid to FSI and its affiliates by entities in which it had an equity interest was $0.1 million.

During the period from September 29, 2006 (inception) through December 31, 2006, the Trust paid PLM International, Inc., an entity in which Jim Coyne has significant influence, $0.1 million for administrative services. Jim Coyne also controls East River Capital II, LLC which owns 6.7% of the Trust’s non-Trustee beneficial interests.

ITEM 13. EXHIBITS

(A) Financial Statements

The financial statements listed in the accompanying Index to Financial Statements are filed as part of this Annual Report on Form 10-KSB.

(B) Financial Statement Schedules

None.

(C) Exhibits

4.
Operating Agreement of Fund, incorporated by reference to the Fund’s Registration Statement on Form S-1 (Reg. No. 33-55796) which became effective with the Securities and Exchange Commission on May 25, 1993.

4.1
Plan of Dissolution and Liquidation dated as of September 29, 2006 between Professional Lease Management Income Fund I, L.L.C. and PLM Financial Services, Inc. incorporated by reference to the Trust’s Form 8-K dated September 29, 2006 filed with the Securities and Exchange Commission on September 29, 2006.

4.2
Liquidating Trust Agreement dated as of September 29, 2006 by and between Professional Lease Management Income Fund I, L.L.C. as grantor and PLM Financial Services, Inc. as the Trustee for Professional Lease Management Income Fund I, L.L.C. Liquidating Trust incorporated by reference to the Trust’s Form 8-K dated September 29, 2006 filed with the Securities and Exchange Commission on September 29, 2006.

10.1
Management Agreement between the Fund and PLM Investment Management, Inc.  incorporated by reference to the Professional Lease Management Income Fund I, L.L.C.’s Registration Statement on Form S-1 (Reg. No. 33-55796) which became effective with the Securities and Exchange Commission on May 25, 1993.

10.2
Container Purchase Agreement dated September 27, 2006 by and among the Fund, PLM Equipment Growth Fund VI Liquidating Trust, PLM Equipment Growth & Income Fund VII Liquidating Trust, PLM Financial Services, Inc., and CAB Container Partners incorporated by reference to the Trust’s Form 8-K dated October 4, 2006 filed with the Securities and Exchange Commission on October 5, 2006.

10.3
Purchase and Sale Agreement dated as of December 4, 2006 by and among Capital Lease Limited, Capital Lease GmbH, PLM Financial Services, Inc., the Trust, PLM Equipment Growth Fund VI Liquidating Trust, and PLM Equipment Growth & Income Fund VII Liquidating Trust incorporated by reference to the Trust’s Form 8-K dated December 4, 2006 filed with the Securities and Exchange Commission on December 4, 2006.

10.4
Aircraft and Equipment Sale Agreement dated as of December 4, 2006 between PLM Financial Services, Inc., not in its individual capacity but solely as owner trustee, and Apollo Aviation Capital, L.L.C. incorporated by reference to the Trust’s Form 8-K dated December 4, 2006 filed with the Securities and Exchange Commission on December 7, 2006.

10.5
Time Charter Party Agreement between Cordova Vessel Partnership and Champion Shipping A/S dated as of December 19, 2005 incorporated by reference to the Fund’s Form 10-QSB dated June 30, 2006 filed with the Securities and Exchange Commission on August 11, 2006.

14	PLM Financial Services Inc. Code of Ethics.

31.1	Certification of President Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The table below list principal accountant fees and services (in thousands of dollars):

Audit	Audit	Tax	All Other
Fees	Related Fees	Fees	Fees

For the period from September 29, 2006 (inception) through December 31, 2006	$ --	$ --	$ --	$ --

It is the policy of the Board of Directors of the Trustee that it pre-approves all of the services described above in this Item 14.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Professional Lease Management Income Fund I, L.L.C. Liquidating Trust (the Trust) has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Trust has no directors or officers.  PLM Financial Services, Inc., (the Trustee) has signed on behalf of the Trust by duly authorized officers.

Dated: March 27, 2007	PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C. LIQUIDATING TRUST

By: PLM Financial Services, Inc.,
Trustee

By: /s/ Paul M. Leand
Paul M. Leand
President

By: /s/ Richard K Brock
Richard K Brock
Chief Financial Officer

CERTIFICATION

The undersigned hereby certifies, in their capacity as a director of the Trustee of Professional Lease Management Income Fund I, L.L.C. Liquidating Trust (the Trust), that the Annual Report of the Trust on Form 10-KSB for the period from September 29, 2006 (inception) to December 31, 2006, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Trust at the end of such period and the results of operations of the Trust for such period.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors of the Trust's Trustee on the dates indicated.

Name	Capacity	Date

/s/ Paul M. Leand
Paul M. Leand	Director, FSI	March 27, 2007

/s/ James G. Dolphin
James G. Dolphin	Director, FSI	March 27, 2007

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C. LIQUIDATING TRUST
(A Trust)
INDEX TO FINANCIAL STATEMENTS

(Item 13(a))

Page

Statements of Net Assets in Liquidation at December 31, 2006 and
September 29, 2006 (inception)	16

Statement of Changes in Net Assets in Liquidation
for the period from September 29, 2006 (inception) through December 31, 2006	17

Notes to financial statements	18-30

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C. LIQUIDATING TRUST
(A Trust)

STATEMENTS OF NET ASSETS IN LIQUIDATION
(in thousands of dollars)

December 31, 2006	September 29, 2006 (inception)

Assets

Cash and cash equivalents	$530	$4,683

Sales-type lease receivable	15,000	16,258

Marine containers	--	18,490

Equity investments in affiliated entities	--	4,221

Accounts receivable, net of allowance for doubtful
account of $4 at December 31, 2006 and
$0 at September 29, 2006	367	1,434

Other assets	249	153

Total assets	$16,146	$45,239

Liabilities and Net Assets in Liquidation

Liabilities

Accounts payable and accrued expenses	$955	$990

Due to affiliates	999	927

Lessee deposits and prepaid revenues	--	343

Total liabilities	1,954	2,260

Net assets in liquidation	$14,192	$42,979

See accompanying notes to financial statements.

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C. LIQUIDATING TRUST
(A Trust)
STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
For the Period from September 29, 2006 (inception) through December 31, 2006
(in thousands of dollars)

	Non-Trustee
	Beneficial Interest Holders	Trustee	Total
Net assets at September 29, 2006	$--	$--	$--

Transfer of net assets in liquidation on
September 29, 2006	32,234	10,745	42,979

Net increase in liquidation value	35	11	46

Cash distribution	(21,625)	(7,208)	(28,833)

Net assets in liquidation at December 31, 2006	$10,644	$3,548	$14,192

Non-Trustee beneficial interest holders’ net increase in liquidation
value per non-trustee beneficial unit:	$0.01

See accompanying notes to financial statements.

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C. LIQUIDATING TRUST
(A Trust)
NOTES TO FINANCIAL STATEMENTS

1. Basis of Presentation

Organization

On September 29, 2006 (inception), Professional Lease Management Income Fund I, L.L.C. Liquidating Trust (the Trust) was established. On that date, all of the assets and liabilities of Professional Lease Management Income Fund I, L.L.C., a Delaware Limited Liability Company (the Fund), were transferred to the Trust. PLM Financial Services, Inc. (FSI or the Trustee) is the Trustee of the Trust. The Trustee has a 25% interest in the earnings and distributions of the Trust.

The Fund, formed on August 22, 1994, engaged in the business of owning, leasing, or otherwise investing in transportation and related equipment. FSI was the Manager of the Fund. In September 2006, FSI filed a Registration Statement on Form 15-12G with the United States Securities and Exchange Commission with respect to the termination of registration of the Fund under Section 12g of the Securities Exchange Act of 1934.

The Trust’s primary purpose is to liquidate the assets and pay all liabilities of the Trust. The Trust shall terminate upon the earliest of (i) a termination required by the applicable laws of the State of Delaware, (ii) the termination due to the distribution of all Trust assets, or (iii) June 30, 2008; provided, however, that the Trustee, in its discretion, may extend the existence of this Trust to such later date as it may designate, if it determines that an extension is reasonably necessary to pay or make provision for then known liabilities, actual or contingent.

As of December 31, 2006, the remaining equipment in the Trust consisted of a marine vessel which was on a sale-type lease.

The equipment of the Trust is managed, under a continuing management agreement by PLM Investment Management, Inc. (IMI), a wholly-owned subsidiary of FSI. IMI receives a monthly management fee from the Trust for managing the equipment (see Notes 3 and 12 to the Financial Statements).

Estimates

The accompanying financial statements have been prepared on the liquidation basis of accounting. The carrying values of the assets are presented at their net realizable value less estimated costs to dispose and all liabilities are presented at estimated settlement amounts, including estimated costs associated with completing the liquidation of the Trust, in accordance with accounting principles generally accepted in the United States of America. Actual results could differ materially from these estimates. These differences, if any, would result in a change in the net assets recorded in the Statement of Net Assets in Liquidation.

Liquidation Accounting

At September 29, 2006 (inception), the estimate of the net realizable value of the assets was based on the opinion of the Trust's equipment managers using data, reasoning and analysis of prevailing market conditions of similar equipment.

In December 2006, the charterer of the marine vessel notified the Trust that in the first quarter of 2007 it would exercise its option (the “Option”) as described in the Charter Party Agreement to prepay the charter balance of $15.0 million, less $14,500 for each day after January 23, 2007 that the Option is exercised, and purchase the marine vessel for the sum of one dollar. Accordingly, the December 31, 2006 the net realizable value of the marine vessel reflects the exercise of the option less transaction costs. See Note 18 to the Financial Statements for a discussion regarding the completion of the exercise of the Option.

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C. LIQUIDATING TRUST
(A Trust)
NOTES TO FINANCIAL STATEMENTS

1. Basis of Presentation (continued)

Liquidation Accounting (continued)

The amounts reported for liabilities include all estimated expenses to conclude the liquidation of the Trust which include any known and estimated legal, tax preparation, accounting, investor services, administrative, and insurance costs.

The net adjustment required to convert from the going concern (historical cost) basis of accounting to the liquidation basis of accounting at September 29, 2006 (inception) was an increase in net assets of $12.8 million. This amount is reflected within the transfer of net assets at September 29, 2006 (inception) in liquidation in the Statement of Changes in Net Assets in Liquidation. Significant changes in the carrying value of assets and liabilities are summarized as follows (in thousands of dollars):

Adjustment of assets from historical costs to net
realizable value, less costs to dispose	$14,177
Adjustment to accrued expenses	(1,363)
Total adjustment to liquidation basis	$12,814

At September 29, 2006 (inception), the adjustment to accrued expenses included estimated liquidation costs of $0.6 million and additional management fees accrued by the Trust due on the sale-type lease of $0.8 million.

Marine Containers

Marine containers were stated at their estimated net realizable value less costs to dispose.

Equity Investments in Affiliated Entities

During the period from September 29, 2006 (inception) through December 31, 2006, the Trust had equity interests in entities that owned aircraft equipment. All major business decisions for these entities were decided by a unanimous vote of the owners. Accordingly, the Trust did not control these entities and these assets were accounted for using the equity method. The entities in which the Trust had investments were reported at their estimated net realizable value less costs to dispose. The Trust’s interests in these entities were managed by IMI.

Repairs and Maintenance

Repairs and maintenance costs related to owned equipment and equipment owned by entities in which the Trust had an equity interest were the obligation of the lessee.

Distributions

Cash distributions are allocated 25% to the Trustee, reflecting its beneficial interest in the Liquidating Trust, and 75% to the other holders of beneficial interest in the Liquidating Trust. Cash distributions to each beneficial interest holder will be based on the number of beneficial units held by each holder.

Cash distributions are recorded when declared.

During the period from September 29, 2006 (inception) through December 31, 2006, cash distributions declared and paid totaled $28.8 million ($4.35 per unit of beneficial interest) of which $7.2 million was distributed to the Trustee and $21.6 million was distributed to the other holders of beneficial interest. See Note 18 to the Financial Statements for a discussion of a cash distribution declared in March 2007.

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C. LIQUIDATING TRUST
(A Trust)
NOTES TO FINANCIAL STATEMENTS

1. Basis of Presentation (continued)

Cash and Cash Equivalents

The Trust considers highly liquid investments that are readily convertible into known amounts of cash with original maturities of three months or less as cash equivalents.

Accounts Receivable

The Trust generally invoices its lessees monthly for the lease of its equipment. The Trust reserves as bad debts any unpaid accounts receivable that is past due over 90 days. The Trust will also reserve any unpaid accounts receivable as a bad debt when circumstances indicate that it will not be paid, such as when the lessee goes into bankruptcy. Unpaid accounts receivables are written-off only when all collection efforts have been exhausted.

Marketable Securities

The Trust’s marketable securities, transferred to the Trust from the Fund, were reported at fair value. At September 29, 2006 (inception), marketable securities are classified within “Other Assets” on the Statements of Net Assets in Liquidation. Any realized gains or losses are included in the net decrease in liquidation value on the Statement of Changes in Net Assets in Liquidation.

Accrued Liabilities

Accrued liabilities include liabilities assumed by the Trust from the Fund as well as an estimate of costs to liquidate the Trust. There may be material differences between the estimated and actual results because events and circumstances frequently do not occur as expected.

Fair Value of Financial Instruments

The Trust's financial instruments consisted of cash and cash equivalents, accounts receivable, marketable securities, accounts payable and accrued expenses, and amounts due to affiliates. The fair value of these instruments approximate book value due to their short-term nature.

2. Liquidation of Trust

The amounts reflected for assets and liabilities of the Trust have been adjusted to reflect liquidation values. Equipment on a sales-type lease is reported at its net realizable value less costs to dispose. Owned equipment was reported at its net realizable value less costs to dispose.

The following table presents significant changes to the carrying values of the Trust by segment during the period from September 29, 2006 (inception) through December 31, 2006 (in thousands of dollars):

Increase in marine container net realizable value	$368
Increase in other non-equipment costs	(3)
Decrease in marine vessel net realizable value	(39)
Decrease in aircraft equipment net realizable value	(280)
Total decrease to liquidation values	$46

Liquidation values for the Trust increased $46,000 during the period from September 29, 2006 (inception) through December 31, 2006 due to the following:

(i) marine containers net realizable values increased $0.4 million during the period from September 29, 2006 (inception) to December 31, 2006.

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C. LIQUIDATING TRUST
(A Trust)
NOTES TO FINANCIAL STATEMENTS

2. Liquidation of Trust (continued)

An increase of $0.3 million during the period from September 29, 2006 (inception) to December 31, 2006 was due to net lease revenues earned on this equipment during the period.

In addition, an increase of $0.1 million in net realizable value of the marine containers was due to the actual sales proceeds being greater than estimated at September 29, 2006 (inception); and

(ii) aircraft equipment net realizable values owned by entities the Trust has an equity ownership interest decreased $0.3 million during the period from September 29, 2006 (inception) to December 31, 2006.

A decrease of $0.1 million in net realizable value from aircraft owned by entities the Trust has an equity ownership interest was due to the entities incurring administrative expenses during the period and a decrease of $0.2 million was due to the actual sales proceeds at December 31, 2006 being less than estimated at September 29, 2006 (inception).

3. Transactions with the Trustee and Affiliates

The Trust's owned equipment and interests in equity investments are managed by IMI, under a continuing management agreement. IMI receives a monthly management fee from the Trust for managing the equipment.

The equipment management agreement requires the payment of a monthly management fee attributable to either owned equipment or interests in equipment owned by the entities in which the Trust had an equity investment to be paid to IMI in an amount equal to the lesser of (i) the fees that would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (A) for that equipment for which IMI provides only basic equipment management services, (a) 2% of the gross lease revenues attributable to equipment which is subject to full payout net leases, (b) 5% of the gross lease revenues attributable to equipment that is subject to operating leases, and (B) for that equipment for which IMI provides supplemental equipment management services, 7% of the gross lease revenues attributable to equipment for which IMI provides both management and additional services.

During the period from September 29, 2006 (inception) through December 31, 2006, the Trust incurred management fee expense of $0.1 million.

In addition, during the period from September 29, 2006 (inception) through December 31, 2006, the Trust incurred administrative expenses of $13,000 to affiliates.

The Trustee may be entitled to receive an equipment liquidation fee equal to the lesser of (i) 3% of the sales price of equipment sold on behalf of the Trust, or (ii) 50% of the "Competitive Equipment Sale Commission," as defined in the Fund’s operating agreement, if certain conditions are met. The Trustee does not anticipate that the conditions required to earn this fee will be met.

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C. LIQUIDATING TRUST
(A Trust)
NOTES TO FINANCIAL STATEMENTS

3. Transactions with the Trustee and Affiliates (continued)

The Trust had equity investments in affiliated entities that own aircraft equipment (see Note 5 to the Financial Statements).

The Trust’s proportional share of management fees paid to affiliates by entities in which it had an equity interest was $0.1 million during the period from September 29, 2006 (inception) through December 31, 2006.

After the transfer of assets at September 29, 2006 (inception), the Trust had a balance due to affiliates of $0.9 million due to FSI and its affiliates for management fees. The balance due to FSI and its affiliates at September 29, 2006 (inception) and at December 31, 2006 included $0.8 million of future management fees due to the Trust from the sale-type lease.

The Trust's proportional share of unpaid management fees due to affiliates by entities in which it had an equity interest at September 29, 2006 (inception) was $10,000.

During the period from September 29, 2006 (inception) through December 31, 2006, the Trust paid PLM International, Inc., an entity in which Jim Coyne has significant influence, $0.1 million for administrative services. Jim Coyne also controls East River Capital II, LLC which owns 6.7% of the Trust’s non-Trustee beneficial interests.

4. Marine Containers

Marine containers were reported at their net realizable value that included estimated sales proceeds less costs to dispose.

During the period from September 29, 2006 (inception) through December 31, 2006, the Trust disposed of marine containers for sales proceeds of $18.5 million and earned net lease revenues of $0.3 million from the leasing of this equipment.

5. Equity Investments in Affiliated Entities

The Trust owned assets jointly with affiliated trusts.

Ownership interest was based on the Fund’s contribution towards the cost of the assets in the equity investments. The Trust’s proportional share of equity and income in each entity was not necessarily the same as its ownership interest. The primary reason for this is that certain fees such as management fees, acquisition fees, and lease and re-lease negotiation fees varied among the owners of the equity investments.

At December 31, 2006, the Trust did not own any interests in equity investments. The tables below set forth 100% of the liabilities and equity of the entities in which the Trust had an interest and the Trust’s proportional share of equity in each entity at September 29, 2006 (inception): (not adjusted to liquidation basis of accounting) (in thousands of dollars):

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C. LIQUIDATING TRUST
(A Trust)
NOTES TO FINANCIAL STATEMENTS

5. Equity Investments in Affiliated Entities (continued)

	TWA S/N 49183 Trust 1	TWA MD-82 Trust 2	Total

Assets
Equipment less accumulated depreciation	$--	$--
Accounts receivable	100	100
Total assets	$100	$100
Liabilities
Due to affiliates	$10	$10
Total liabilities	10	10

Equity	90	90
Total liabilities and equity	$100	$100

Trust’s share of equity	$45	$45	$90

The tables below set forth 100% of the lease revenues and interest and other income, gain on disposition of equipment, operations support, general and administrative expenses, and net income of the entities in which the Trust had an interest, and the Trust‘s proportional share of income in each entity from September 29, 2006 (inception) through December 31, 2006 (not adjusted to the liquidation basis of accounting) (in thousands of dollars):

	TWA S/N 49183 Trust 1	TWA MD-82 Trust 2	Total

Lease revenues and interest and other income	$2,291	$2,471
Gain on disposition of equipment	1,941	1,566
Less: Operations support	1	--
General and administrative expenses	177	209
Net income	$4,054	$3,828

Trust’s share of net income	$2,027	$1,914	$3,941

In December 2006, the TWA S/N 49183 Trust and the TWA MD-82 Trust, two entities in which the Trust had a 50% interest, each sold a McDonald Douglas MD-82 aircraft. The Liquidating Trust’s interest in these aircraft were disposed for net sales proceeds of $1.8 million. Immediately prior to the completion of the sale of these aircraft, the lessee of the aircraft terminated the lease prior to its scheduled expiration and paid the present value of the remaining lease payments and reimbursed the Trust for not returning the aircraft in the condition required by the lease agreements. The Trust’s proportional share of the payments was $2.2 million.

[1]	The Fund owned a 50% interest in the TWA S/N 49183 Trust that was formed in 1998 and dissolved in the fourth quarter of 2006 that owned a MD-82 stage III commercial aircraft.
2  The Fund owned a 50% interest in the TWA MD-82 Trust that was formed in 1998 and dissolved in the fourth quarter of 2006 that owned a MD-82 stage III commercial aircraft.

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C. LIQUIDATING TRUST
(A Trust)
NOTES TO FINANCIAL STATEMENTS

6. Operating Segments

The Trust operates or operated in three leasing segments. Each equipment segment engaged in short-term to mid-term operating leases to a variety of customers except for marine vessel leasing, which has leased its asset on a sales-type lease during the period from September 29, 2006 (inception) through December 31, 2006. The following table presents a summary of the operating segments (in thousands of dollars):

	Marine	Marine		Other
For the period from September 29, 2006	Vessel	Container	Aircraft	Non-
(inception) through December 31, 2006	Leasing	Leasing	Leasing	Equipment	Total

Total (decrease) increase in liquidation values	$(39)	$368	$(280)	$(3)	$46

Total assets at December 31, 2006	$15,616	$--	$--	$530	$16,146

7. Geographic Information

The Trust owns equipment and owned an interest in entities that own equipment that are leased or were leased and operated internationally. All of the Trust's leasing transactions are denominated in United States dollars. Gains or losses resulting from foreign currency transactions are not material.

The aircraft equipment owned by the entities in which the Trust had an equity investment was domiciled in the United States. The marine vessel on a sale-type lease and marine containers were leased to lessees that move the equipment on a regular basis to locations throughout the world.

The net realizable value by geographic region of the Trust’s owned marine vessel on a sales-type lease, as of December 31, 2006 is as follows (in thousands of dollars):

Region	Sales-Type Lease

Rest of the world	$15,000

8. Sales-type Lease Receivable

The Fund leased its owned marine vessel on a five year sales-type lease in January 2006.

In December 2006, the charterer of the marine vessel notified the Trust that in the first quarter of 2007 it would exercise its option (the “Option”) as described in the Charter Party Agreement, to prepay the balance of charter of $15.0 million, less $14,500 for each day after January 23, 2007 that the Option is exercised, and purchase the marine vessel for the sum of one dollar. The December 31, 2006 net realizable value assumes the exercise of the Option. See Note 18 to the Financial Statements for a discussion regarding the completion of the exercise of the Option.

Accordingly, the December 31, 2006 net realizable value of the marine vessel reflects the amount of the exercise of the option less transaction costs.

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C. LIQUIDATING TRUST
(A Trust)
NOTES TO FINANCIAL STATEMENTS

9. Accounts Receivable, Net

Accounts receivable, net, represents balances due from current or former lessees for unpaid balances incurred from leasing Trust owned equipment. The components of accounts receivable are as follows (in thousands of dollars):

		September 29,
	December 31,	2006
	2006	(inception)
Trade accounts receivable	$371	$1,434
Allowance for doubtful accounts	(4)	--
	$367	$1,434

During the period from September 29, 2006 (inception) to December 31, 2006, accounts receivable, net decreased $1.1 million due to a reduction in the equipment portfolio available for lease resulting from asset dispositions.

10. Other Assets

The components of other assets are as follows (in thousands of dollars):

		September 29,
	December 31,	2006
	2006	(inception)
Prepaid expenses	$171	$--
Inventory	78	134
Marketable securities	--	19
	$249	$153

At December 31, 2006, the Trust prepaid certain marine vessel expenses. There was not a similar prepayment of marine vessel expenses at September 29, 2006 (inception).

Inventory at December 31 and September 29, 2006 (inception), represents marine vessel supplies which include spare parts and lube oil.

The Trust’s marketable securities, transferred from the Partnership, were received from a former aircraft lessee as consideration for modifications made to a lease and were reported at their fair value of $19,000 at September 29, 2006 (inception) and subsequently sold during the fourth quarter of 2006 for proceeds of $19,000.

11. Accounts Payable and Accrued Expenses

The components of accounts payable and accrued expenses are as follows (in thousands of dollars):

		September 29,
	December 31,	2006
	2006	(inception)
Accounts payable	$405	$440
Liquidation costs	550	550
	$955	$990

Liquidation costs include any known and estimated legal, tax preparation, accounting, investor services, administrative, and insurance costs required to complete the liquidation if the Trust.

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C. LIQUIDATING TRUST
(A Trust)
NOTES TO FINANCIAL STATEMENTS

12. Due to Affiliates

The components of due to affiliates are as follows (in thousands of dollars):

		September 29,
	December 31,	2006
	2006	(inception)
Management fees	$999	$927

Due to affiliates increased $0.1 million during the period from September 29, 2006 (inception) through December 31, 2006 due to the timing of payments to affiliates.

13. Lessees Deposits and Prepaid Revenues

Lessee deposits and prepaid revenues decreased $0.3 million during the period from September 29, 2006 (inception) through December 31, 2006 due to prepaid lease payments of $0.1 million being recognized as revenues and lessee’s deposits of $0.2 million being returned to the lessee concurrent with it’s purchase of the related equipment.

14. Concentrations of Credit Risk

As of December 31, 2006, the Trustee believes the Trust had no significant concentrations of credit risk that could have a material adverse effect on the Trust other than the sales-type lease receivable and accounts receivable from Champion Shipping which is in the marine vessel leasing segment, which accounts for 95% of the total assets of the Trust.

15. Income Taxes

The Trust is not subject to income taxes, as any income or loss is included in the tax returns of the individual beneficial interest holders of the Trust.  Accordingly, no provision for income taxes has been made in the financial statements of the Trust.

16. Contingencies

In the second quarter of 2006, the Fund allowed the transfer of 333,191 units or 6.7% of the outstanding Class A Member units of the Fund that resulted from a registered tender offer by East River Capital II, LLC, which is controlled by Jim Coyne, the President of PLM International, Inc. which provides administrative services to the Fund. The Manager of the Fund obtained a tax opinion from independent outside counsel stating that the transfer of the above shares, which exceeded the 2% safe harbor promulgated by the Internal Revenue Service, should not cause the Fund to be treated as a publicly traded partnership under Internal Revenue Service regulations. If the Fund were to be treated as publicly traded partnership, the Fund would likely be taxed as a corporation and would therefore be subject to entity level federal and state taxation, which would result in a significant reduction in cash distributed to the members. There are inherent uncertainties related to the interpretation of tax laws in the United States. The judgments and estimates made at a point in time may change based on the outcome of tax audits, as well as changes to or further interpretation of the tax law.

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C. LIQUIDATING TRUST
(A Trust)
NOTES TO FINANCIAL STATEMENTS

17. Pro-Forma Financial Statements

The following pro-forma financial statements present the consolidated financial information of the Trust and the Fund. These pro-forma financial statements are presented on a historical cost basis not adjusted to liquidation values and do not include any estimate of future costs to liquidate the entities. In addition, none of the business segments are accounted for as discontinued operations. Accordingly, these pro-forma financial statements are not prepared in accordance with generally accepted accounting principles in the United States of America.

Assets and liabilities and capital as of December 31, (in thousands of dollars) are as follows:

Assets	2006	2005
Equipment held for operating leases, at cost	$--	$46,505
Less accumulated depreciation	--	(32,240)
Net equipment	--	14,265

Cash and cash equivalents	530	4,343
Sales-type lease receivable	15,000	--
Accounts receivable, less allowance for doubtful accounts of
$4 in 2006 and $55 in 2005	367	2,337
Equity investments in affiliated entities	--	200
Other assets	260	508
Total assets	$16,157	$21,653

Liabilities and capital

Liabilities

Accounts payable and accrued expenses	$405	$591
Due to affiliates	212	166
Reserve for repairs	--	198
Lessee deposits and prepaid revenues	--	343
Total liabilities	617	1,298

Commitments and contingencies

Capital	15,540	20,355

Total liabilities and capital	$16,157	$21,653

Statements of changes in capital for the years ended December 31, 2006 and 2005 (in thousands of dollars) are as follows:

Total
Capital as of December 31, 2004	$44,493

Net income	17,226

Cash distributions	(41,364)

Capital as of December 31, 2005	20,355

Net income	31,649

Cash distributions	(36,464)

Capital as of December 31, 2006	$15,540

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C. LIQUIDATING TRUST
(A Trust)
NOTES TO FINANCIAL STATEMENTS

17. Pro-Forma Financial Statements (continued)

Net income from operations for the years ended December 31, (in thousands of dollars) are as follows:

	2006	2005
Revenues
Lease revenue	$3,887	$16,971
Sales-type lease income	2,393	--
Interest and other income	403	544
Gain on disposition of equipment	24,181	12,663
Total revenues	30,864	30,178

Expenses
Depreciation	1,497	4,504
Operations support	184	6,299
Management fees to affiliate	564	875
Interest expense	--	42
General and administrative expenses to affiliates	47	498
Other general and administrative expenses	901	1,056
Impairment loss on equipment	571	--
Provision for bad debts	139	146
Total expenses	3,903	13,420

Equity in net income of equity investments	4,688	468

Net income	$31,649	$17,226

The following table presents a summary of the operating results by quarter for the year ended December 31, 2006 (in thousands of dollars):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Revenues
Lease revenue	$1,835	$731	$915	$406	$3,887
Sales-type lease income	495	653	635	610	2,393
Interest income and other income	52	91	63	197	403
Gain on disposition of equipment	13,852	76	98	10,155	24,181
Total revenues	16,234	1,551	1,711	11,368	30,864

Expenses
Depreciation	459	438	422	178	1,497
Operations support	221	70	(45)	(62)	184
Management fees to affiliate	193	127	135	109	564
General and administrative expenses
to affiliates	11	12	11	13	47
Other general and administrative expenses	235	197	253	216	901
Impairment loss on equipment	--	--	--	571	571
(Recovery of) provision for bad debts	(8)	6	64	77	139
Total expenses	1,111	850	840	1,102	3,903
Equity in net income of equity
investments	136	234	377	3,941	4,688
Net income	$15,259	$935	$1,248	$14,207	$31,649

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C. LIQUIDATING TRUST
(A Trust)
NOTES TO FINANCIAL STATEMENTS

17. Pro-Forma Financial Statements (continued)

Statements of cash flows for the years ended December 31, (in thousands of dollars) are as follows:

	2006	2005
Operating activities
Net income	$31,649	$17,226
Adjustments to reconcile net income
to net cash provided by (used in) operating activities:
Depreciation	1,497	4,504
Amortization on debt placement costs	--	36
Provision for bad debts	139	146
Gain on disposition of equipment	(24,181)	(12,663)
Impairment loss on equipment	571	--
Equity in net income from equity investments	(4,688)	(468)
Distributions from equity investments	3,134	1,172
Changes in operating assets and liabilities:
Accounts receivables	1,831	1,091
Other assets	263	92
Accounts payable and accrued expenses	(186)	146
Due to affiliates	46	(118)
Reserve for repairs	(198)	(1,558)
Lessee deposits and prepaid revenues	(343)	693
Net cash provided by operating activities	9,534	10,299

Investing activities
Proceeds from liquidations of equity investments	1,754	--
Collections on sales-type lease receivable	2,429	538
Proceeds from disposition of equipment	18,934	29,224
Net cash provided by investing activities	23,117	29,762

Financing activities
Payment of notes payable	--	(10,000)
Cash distributions paid to Class A members and
non-Trustee beneficial interest holders	(27,590)	(35,048)
Cash distributions paid to Class B member and Trustee	(8,874)	(6,316)
Net cash used in financing activities	(36,464)	(51,364)

Net decrease in cash and cash equivalents	(3,813)	(11,303)
Cash and cash equivalents at beginning of period	4,343	15,646
Cash and cash equivalents at end of period	$530	$4,343

Supplemental information
Interest paid	$--	$6
Non-cash transfer of equipment from equipment held for
operating leases to sales-type lease receivable	$4,191	$--

18. Subsequent Events

On March 16, 2007, the charterer of the marine vessel owned by the Trust, completed the exercise of its option set forth in the Charter Party Agreement (the Charter) to prepay the remaining balance of charter payments due under the Charter of $14.3 million and purchase the marine vessel for the sum of one dollar. The Trust paid commissions of $0.3 million to an unaffiliated third party related to this transaction.

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C. LIQUIDATING TRUST
(A Trust)
NOTES TO FINANCIAL STATEMENTS

18. Subsequent Events (continued)

On March 23, 2007, the Trust declared a cash distribution of $2.16 per unit of beneficial interest payable on March 30, 2007. The total amount of cash to be distributed will be $14.3 million of which $3.6 million will be distributed to the Trustee reflecting its beneficial interest in the Trust and $10.7 million will be distributed to the other holders of the beneficial interest in the Trust. Effective upon such cash distribution, the Liquidating Trust will be terminated.

The Trustee of the Liquidating Trust has retained approximately $0.1 million (approximately $0.02 per unit of non-Trustee beneficial interest) of the Trust’s cash as a reserve for costs and liabilities arising after the Trust’s termination. These expenses include storage and record retention, legal fees, accounting fees, taxes and other miscellaneous expenses. After a maximum of three years, any remaining cash will be distributed to the beneficial interest holders.

PROFESSIONAL LEASE MANAGEMENT INCOME FUND I, L.L.C. LIQUIDATING TRUST
(A Trust)
INDEX OF EXHIBITS

Exhibit			Page

4.		Operating Agreement of Fund.	*

4.	1	Plan of Dissolution and Liquidation dated as of September 29, 2006 between Professional Lease Management Income Fund I, L.L.C. and PLM Financial Services, Inc..	*

4.	2
Liquidating Trust Agreement dated as of September 29, 2006 by and between Professional Lease Management Income Fund I, L.L.C. as grantor and PLM Financial Services, Inc. as the Trustee for Professional Lease Management Income Fund I, L.L.C. Liquidating Trust.
			*

10.	1	Management Agreement between Trust and PLM Investment Management, Inc..	*

10.	2
Container Purchase Agreement dated as of September 27, 2006 by and among the Trust, PLM Equipment Growth Fund VI Liquidating Trust, PLM Equipment Growth & Income Fund VII Liquidating Trust, PLM Financial Services, Inc., and CAB Container Partners.
			*

10.	3
Purchase and Sale Agreement dated as of December 4, 2006 by and among Capital Lease Limited, Capital Lease GmbH, PLM Financial Services, Inc., the Trust, PLM Equipment Growth Fund VI Liquidating Trust and PLM Equipment Growth & Income Fund VII Liquidating Trust.
			*

10.	4
Aircraft and Equipment Sale Agreement dated as of December 4, 2006 between PLM Financial Services, Inc., not in its individual capacity but solely as owner trustee, and Apollo Aviation Capital, L.L.C..
			*

10.	5	Time Charter Party Agreement between Cordova Vessel Partnership and Champion Shipping A/S dated December 19, 2005.	*

14.		PLM Financial Services Inc. Code of Ethics.	32

31.	1	Certification of President Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	33

31.	2	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	34

32.	1	Certification of President Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	35

32.	2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	36

* Incorporated by reference. See pages 12 and 13 of this report.